Form 10-K405
period 1996-04-30
SIZZLER INTERNATIONAL INC
filed 1996-07-29
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 1996 or
(   )  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required) for the transition period from __ to__

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                        95-4307254
    --------------                                 -----------------
  (State or Other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)               Identification No.)


      12655 West Jefferson Boulevard, Los Angeles, California 90066
      -------------------------------------------------------------
       (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (310) 827-2300

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                               WHICH REGISTERED
- -------------------                          ------------------------
Common Stock, $.01 Par Value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
                                  ----
                             (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X|YES |_|NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1996, computed by reference to the closing sale price of such shares on such date was $94,458,679.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 1996, was 29,064,209.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                                 PART I

ITEM 1. BUSINESS.
- -----------------

DESCRIPTION OF THE COMPANY.

Sizzler International, Inc. ("Sizzler" or the "Company") is a Delaware corporation and was formed on January 18, 1991, under the name Collins Foods, Inc., as a wholly owned subsidiary of Collins Foods International, Inc. ("CFI"), for the purpose of effecting a series of transactions relating to the transfer of CFI's domestic Kentucky Fried Chicken ("KFC") restaurants and certain real estate to PepsiCo, Inc. In March 1991, CFI transferred all of its assets and liabilities other than those related to the operation of its domestic KFC restaurants and certain real estate to the Company. These assets and liabilities included CFI's 66% ownership interest in the stock of Sizzler Restaurants International, Inc. ("SRI"), CFI's International Division and a subsidiary of CFI that owns certain restaurant properties and the headquarters building. Shortly thereafter, CFI was merged with and into PepsiCo, Inc.

In addition, on March 18, 1991, the Company completed an exchange offer which resulted in the increase of its ownership interest in SRI from 66% to approximately 94%. In April 1991, SRI became a wholly owned subsidiary of the Company through the merger of SRI with and into another wholly owned subsidiary of the Company. Effective on May 7, 1991, the Company's name was changed from Collins Foods, Inc. to Sizzler International, Inc.

Because domestic operations have produced losses on declining revenues for the past four years, during the fourth quarter of fiscal 1996 ended April 30, 1996, Management reviewed each U.S. restaurant and identified 87 that were in strong markets with prospects for ongoing profitability. The remaining 116 restaurants Sizzler operated in the U.S. were seen as having insufficient future prospects, even with the anticipated repositioning concept, to warrant continued investment at their location and therefore deserving of closure. Management determined that the most prudent way to address the potential burden from unproductive leases associated with closed restaurants was filing Chapter 11. On June 2, 1996, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of 116 restaurants in the U.S. and filing for bankruptcy protection. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc. became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the federal bankruptcy code. The debtor subsidiaries own and operate substantially all of the Company's U.S. restaurant businesses and assets. The Company's International division businesses and assets are owned and operated by separate subsidiaries and are not subject to the U.S. Chapter 11 cases. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075AG.

Management believes that this restructuring and the related transactions significantly improve overall prospects to return to profitability and growth. Restructuring will provide opportunities to enhance the Company's cash flow by reducing the Company's cost structure, increasing the Company's ability to focus on repositioning the Sizzler concept, and expediting the return of U.S. operations to profitability.

At April 30, 1996, the Company operated 199 Sizzler and four Buffalo Ranch Steakhouse restaurants in the U.S. On June 3, 1996, 112 of the Sizzler restaurants and the four Buffalo Ranch Steakhouses were closed. The Company franchised another 235 restaurants in the United States. At June 3, 1996 the Company's domestic real estate holdings include the corporate headquarters, 17 operating Sizzler restaurants, 6 locations that are leased to Sizzler franchisees, and 59 surplus properties.

In addition, the Company-operated 43 Sizzler restaurants and franchised another 40 in Australia and New Zealand, joint ventured or franchised a total of 47 Sizzler restaurants in 7 other foreign countries and two U.S. territories and operated 92 KFC restaurants in Queensland, Australia. The International real estate holdings include 22 Sizzler properties and 54 KFC properties in Australia and one Sizzler property in New Zealand.

The number of restaurants in operation by the Company and its franchisees at June 3, 1996 and the close of each of the three fiscal years ended April 30, 1996, 1995 and 1994 was as follows:


                                  June 3, 1996   April 30, 1996   April 30, 1995   April 30, 1994
Domestic Sizzler Restaurants
 Company-operated                     87              199              199              223
 Franchised                          230              235              275              306

International Restaurants
 Company-operated Sizzler             43               43               47               46
 Franchised Sizzler                   87               87               79               73
 KFC                                  93               92               88               82
 The Italian Oven                      1                1                0                0

Buffalo Ranch Restaurants              0                4                8                2


Only the domestic organization is involved in the Chapter 11 filing. The assets and operations of the international division, which is profitable, are not subject to the U.S. Chapter 11 proceedings.

INFORMATION BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT.

The Company is engaged in only one industry segment -- restaurant operations. See Note 8 of "Notes to Consolidated Financial Statements" which are included in this report for financial information relating to the Company's foreign operations.

SIZZLER RESTAURANTS.

Management participates in the mid-scale dining market both in the U.S. and internationally. Presently, the international operation is operating profitability and imparts significant value to the Company without regard to U.S. operations. Domestic operations have produced losses on declining revenues for the last four years. Closing of underperforming domestic restaurants and planned repositioning of remaining U.S. restaurants are intended to reverse sales declines and return the U.S. business to profitability.

At April 30, 1996, the Company-operated 243 Sizzler restaurants worldwide and 131 as of June 3, 1996. Sizzler restaurants feature a selection of grilled steak, chicken and seafood entrees, sandwiches and specialty platters, as well as a fresh fruit and salad bar in a family dining environment. The Company is presently in the midst of a repositioning which is expected to change some of these elements. Sizzler restaurants follow a semi-service system, whereby guests place their order and pay upon entering the restaurant and then are seated. This system combines the benefits of convenience with the experience of a full service restaurant.

The Company also licenses another 320 Sizzler restaurants worldwide. Single unit franchise agreements for a Sizzler restaurant generally provide for a franchise term of 20 years, payment of an initial franchise fee and payment of royalties equal to a percentage of gross sales. Franchise agreements that relate to restaurants developed pursuant to multi-unit development agreements and restaurants owned by multi-unit operators may be subject to more favorable financial terms. Franchisees are also generally required to contribute a percentage of their gross sales to national and regional cooperative advertising funds. Usually, the Company-operated and franchised restaurants operate in the same manner.

Sizzler restaurants are typically free-standing buildings with an average size of 5,000 to 6,000 square feet containing seating for 150 to 200 guests. Sizzler restaurants are open seven days a week mostly for lunch and dinner. During fiscal 1996, dinner sales accounted for approximately 63 percent of revenues, and lunch accounted for most of the remainder.

During the fourth quarter of fiscal 1996, the Company recorded a $108.9 million restructuring charge. The restructuring charge included predominantly non-cash write-offs of assets and related disposition costs associated with the closure of 112 Sizzler and four Buffalo Ranch restaurants in the United States. Overall, the restructuring charge reflects the Company's intent to reposition Sizzler restaurants to reverse a decline in U.S. sales. The Sizzler American Grill is the repositioning concept now in its fourth test market where the company is fine tuning marketing as well as menu, pricing and other elements of the dining experience. The concept includes a) new signage and a new stylized logo, b) new, contemporary menu items, c) new serving and training programs, and
d) new marketing campaigns.

INTERNATIONAL OPERATIONS.

International operations, which are held by Company subsidiaries that are not part of the Chapter 11 proceedings, continue to make an important contribution to consolidated results. The largest single international business is the Company's operation of 92 KFC restaurants in Queensland, Australia. For the year ended April 30, 1996, this business reported operating profits of $8,365,000.

At April 30, 1996, the Company operated 41 Sizzler restaurants in Australia and two in New Zealand. In addition, the Company franchised another 40 Sizzler restaurants in Australia, and a total of 45 restaurants in Puerto Rico, Guam, Japan, Taiwan, Indonesia, Guatemala, South Korea and Thailand. The Company owns a 50% interest in a joint venture operating two Sizzler restaurants in Singapore. The combined contribution of these 128 international restaurants to operating profits was $12,357,000 for the year ended April 30, 1996.

The Company has entered into agreements calling for further development of Sizzler restaurants in Australia, Japan, Singapore, Thailand, Taiwan, Indonesia, South Korea, Guatemala and Puerto Rico.

In fiscal 1995, the Company announced a joint agreement for Sizzler International to develop The Italian Oven(R) restaurants in Australia. These full-service, Italian-oriented family restaurants feature a specialized pizza and pasta menu and wood-fired open hearth brick ovens. At April 30, 1996, the Company operated one The Italian Oven restaurant.

BUFFALO RANCH STEAKHOUSE.

At April 30, 1996, the Company operated four full-service restaurants called Buffalo Ranch Steakhouse in California. During fiscal 1996, two restaurants were closed in Illinois, one in Arizona and another in Oregon. Due to financial constraints and the need to focus all resources on the remaining Sizzler restaurants, all four Buffalo Ranch Steakhouse restaurants were closed as part of the Company's restructuring plan.

SUPPLIERS.

The Company has entered into distribution arrangements with a number of suppliers of food and other products used in its restaurants. From time to time the Company makes advance purchases of selected commodity items to minimize fluctuation of costs. Although wholesale commodity prices are subject to change due to various economic conditions, the Company has in the past been able to obtain sufficient supplies to carry on its businesses and the Company believes that it will be able to do so in the future.

The Chapter 11 proceeding has had no material effect on the delivery of goods and services.

TRADEMARKS AND SERVICE MARKS.

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the business to be conducted by Sizzler. These include the trademarks of SIZZLER(R), SIZZLER AMERICAN GRILL(R) and others. Sizzler licenses the right to use certain trademarks, trade names and service marks to its franchisees. The Company has licensed the right to use certain trademarks, trade names and service marks which relate to the operation of KFC(R) and The Italian Oven(R) restaurants in Australia pursuant to franchise agreements with the respective franchisors.

RESEARCH AND DEVELOPMENT.

The Company continuously evaluates its menus and restaurant concepts. New products are developed by the Company's research staff in conjunction with outside consultants and food suppliers. Before introduction, new menu items are rigorously tested and evaluated for guest acceptance, quality and profitability.

The Company intends to maintain its ongoing research programs relating to the development of new food products and evaluation of marketing activities. The costs associated with such research activities are not material to the Company.

SEASONALITY.

The Company's operations are subject to some seasonal fluctuation with the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to climatic and other conditions which negatively impact guest dining patterns, although the overall effect of seasonality is moderated to a limited extent by the fact that the Australian seasons fall in reverse of the seasons in the United States.

WORKING CAPITAL REQUIREMENTS.

The working capital requirements of the Company generally do not fluctuate significantly during the year because revenues consist primarily of cash sales and there is a rapid turnover of inventory. The Company does not carry significant inventories of beef, poultry, seafood, produce or other food products. Food products are ordered and delivered two or more times per week to individual restaurants. Individual restaurants maintain supplies adequate to support their needs for two to five days.

COMPETITION.

The restaurant business is highly competitive and is affected by changes in the public's eating habits and preferences, demographic and sociocultural patterns, and local and national economic conditions affecting consumer spending habits. The restaurants operated by the Company compete directly and indirectly with a large number of national and regional restaurant operations, as well as with locally owned restaurants and numerous other establishments that offer moderately priced steak, chicken, salads and other menu items to the public.
The Company relies on innovative concept development, marketing techniques and promotions and competes in terms of perceived value, the variety and quality of menu items, service, and price. There are other companies engaged in restaurant operations and franchising programs similar to the Company's that have substantially greater financial resources and a higher volume of sales than the Company.

ENVIRONMENTAL MATTERS.

Federal and state environmental regulations have not to date had a material effect on the Company, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors sometimes delay construction of new restaurants or remodels of existing restaurants.

EMPLOYEES.

The Company employed approximately 8,200 persons at April 30, 1996, and 3,800 at June 3, 1996, in the United States and approximately 6,200 persons in Australia. Labor relations with employees have traditionally been good. As is true most with most restaurant operations, the majority of the Company's employees work part time.

GOVERNMENT REGULATION.

Each of the Company's restaurants is subject to Federal, state and local laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding, wages, hiring and employment practices. The Company believes it has all licenses and approvals material to the operation of its business, and that its operations are in material compliance with applicable laws and regulations.

RISKS ATTENDANT TO FOREIGN OPERATIONS.

The Company operates Sizzler restaurants in Australia and New Zealand, as well as KFC restaurants in Queensland, Australia. The Company also licenses the right to operate Sizzler restaurants to others in a number of countries and U.S. territories. Possible risks attendant to such operations include fluctuations in currency exchange rates, higher rates of inflation and possible changes in tax rates and structures. The Company is not able to predict the likelihood of or degree of future changes in exchange rates, rates of inflation or tax rates and structures.

ITEM 2. PROPERTIES.
- -------------------

The Company owns in fee a 100,000 square foot office building in Los Angeles, used for its executive offices, and the land upon which the building is located.

Sizzler restaurants are principally free-standing buildings with an average size of 5,000 to 6,000 square feet. The Company owns in fee a total of 64 operating Sizzler restaurant properties in the United States, Australia and New Zealand. The KFC restaurants operated by the Company in Australia are principally free-standing buildings with floor areas ranging from 1,875 to 2,500 square feet.
The Company owns in fee 54 KFC properties. In addition, the Company owns one location that is leased to a Sizzler franchisee, 17 surplus properties in the U.S. and one in Australia.

Approximately 65 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 15 to 20 years, with two or three renewal options of five years each, and expire on various dates until the year 2012. The Company has the right to extend many of these leases. The Company has the option under some of these leases to purchase the facilities at the end of the lease terms for varying amounts as specified in the respective lease agreements. As part of the Company's restructuring strategy, the Company's objective is to eliminate the financial burden from all non-performing restaurant leases.

ITEM 3. LEGAL PROCEEDINGS.
- --------------------------

BANKRUPTCY OR RECEIVERSHIP.

The Company and certain domestic subsidiaries, are debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the federal Bankruptcy Code. The bankruptcy proceedings commenced on June 2, 1996. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075AG.

There are additional legal proceedings pending against the Company that involve ordinary and routine claims that are inherent to the business. None of these pending legal proceedings to which the Company or any of its subsidiaries is a party is considered material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

Not Applicable.

                                    PART II.
                                    --------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
- -----------------------------------------------------------------------------

MARKET INFORMATION
________________________________________________________________________________

The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SZ". As of June 30, 1996, the latest practical date, the approximate number of recorded holders of the Company's common stock was 2,986. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

                               1996              1995
                               ----              ----
                            High     Low      High     Low
                            ----     ---      ----     ---
First Quarter              $7.125   $5.500   $7.125   $5.500
Second Quarter             $7.125   $4.750   $7.125   $5.000
Third Quarter              $5.250   $3.000   $6.500   $5.125
Fourth Quarter             $3.875   $2.625   $6.500   $5.125

COMMON STOCK DIVIDENDS
________________________________________________________________________________

The Company and, prior to the fiscal year 1991 reorganization, Collins Foods International, Inc., have paid cash dividends without interruption up to the third quarter of fiscal 1996. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

Cash dividends per share paid quarterly on common stock for the past two fiscal years are as follows:

                                1996              1995
                                ----              ----
First Quarter                  $0.04             $0.04
Second Quarter                 $0.04             $0.04
Third Quarter                  $0.00             $0.04
Fourth Quarter                 $0.00             $0.04

ITEM 6.  SELECTED FINANCIAL DATA.
- ---------------------------------

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with Consolidated Financial Statements, including Notes thereto, which are included elsewhere herein.


For the Years Ended April 30,                1996            1995     1994             1993              1992
- -----------------------------                ----            ----     ----             ----              ----
(in millions, except per share data)
Systemwide Sales                           $ 875.7          $937.7   $990.6          $1,050.3          $1,121.4

Revenues                                     436.2           462.2    487.5             504.2             543.2

Net Income (Loss)                           (138.5)   (c)      6.7    (94.9)   (b)       (9.5)   (a)       22.1

Net Income (Loss) per common and common
 equivalent share                            (4.99)           0.24    (3.26)   (b)      (0.33)   (a)       0.75


Total Assets                                 178.5           276.7    277.5             413.0             443.2

Long-Term Debt                                 7.0    (d)     17.1     20.9              20.6              16.8

Total Stockholders' Investment                43.5           177.1    179.9             279.7             298.3

Dividends Paid Per Share                      0.08            0.16     0.16              0.16              0.16

(a) Includes a provision of an after-tax reserve of $12.2 million or $.42 cents per share, primarily related to the closure of under-performing Sizzler restaurants, and a $2.8 million charge to income or $0.10 per share, net of tax, related to costs associated with two franchised restaurants in Southern Oregon.

(b) Includes a provision of an after-tax reserve of $98.9 million or $3.40 per share, primarily related to the closure of under-performing Sizzler restaurants and the write-off of certain intangible assets. See Note 2.

(c) Includes a provision of an after-tax charge of $108.9 million or $3.92 per share, primarily related to the costs and asset write downs associated with restaurant closings and re-organization. In addition to the restructuring charge, the Company recorded a charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of the end of the fourth quarter of fiscal year 1996. See Notes 2 and 3.

(d) This total does not include line of credit borrowings totaling $27.0 million which, as a result of defaults are presented as current liabilities in the consolidated financial statements. See Note 5.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS.
- --------------

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY
- --------------------

In the fourth quarter of fiscal 1996,the Company recorded a restructuring charge of $108.9 million. The restructuring costs include predominantly non-cash write-offs of assets and related disposition costs associated with the closure of 116 restaurants in the United States. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets that are expected to yield returns consistent with management's expectations and objectives, and to eliminate the Company's investment in non-performing assets.

The non-recurring items consist of the following (in thousands):


                                                     1996
                                                   --------
  Market and Restaurant Closures                   $ 92,100
  Closure of Regional Office and Reduction of
   Corporate Headquarters                             8,800
  Guarantee of Advertising Co-op Obligations          3,500
  Franchise Receivables                               2,500
  Severance Payments                                  2,000
                                                   --------
  Total                                            $108,900
                                                   ========

At April 30, 1996, the Company recorded a chargeof $92.1 million related to the disposition of the 116 restaurants closed on June 3, 1996, and other surplus properties. The non-cash portion of the remaining reserves is 90.7 million and relates to the write-off of owned property, leasehold improvements and related equipment.

 . $8.8 million was reserved for the closureof certain regional offices and the write down of building improvements associate jwith corporate headquarter reductions,
 .  $3.5 million was reserved for the guarantee of past due franchisee Co-op advertising obligations,
 . $2.5 million in additional reserves for doubtful franchisee receivables, and . $2.0 million of severance for restaurant management and administrative staff displaced as part of the restructure.

In addition to the restructuring charge, the consolidated financials reflect an additional noncash charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As the initial charge was based upon estimated restaurant cash flow forecasts requiring considerable management judgment, actual results could vary significantly from these estimates. Therefore, future charges are reasonably possible although not currently estimable. See Note 2.

The following analysis of financial condition and results of operations excludes the previously described charges and reserves, unless otherwise specified.

The Company's revenues are generated from four primary sources:
1.   domestic Company-operated restaurant sales,
2. domestic franchise revenues (including franchise fees, royalties and rental income),
3.   international Company-operated restaurant sales, and
4.   international franchised restaurant revenues.

The addition or closure of restaurants, both Company and franchised, and the sales volume of comparable restaurants (those restaurants open more than one year) are important factors to consider in evaluating the Company's results.

Revenues totaled $436.2 million in fiscal 1996, a decrease of $26.0 million or
5.6 percent from 1995, compared with a decrease of $25.3 million or 5.2 percent in fiscal 1995. This decline is largely attributable to a net reduction of 35 Company-operated and franchised Sizzler restaurants, as well as a decline in restaurant sales of existing restaurants in the U.S. and Australia. The decline in Sizzler worldwide Company-operated restaurant revenues were offset by the opening of four KFC restaurants and the first The Italian Oven restaurant in Australia. In addition, four Buffalo Ranch Steakhouse restaurants were closed during the year, two in Illinois, one in Arizona and one in Oregon. Domestic revenues declined in fiscal 1996 by $21.2 million or 7.7 percent from the prior year. During the year, the Company acquired 17 Sizzler restaurants from franchisees and closed another 17 Sizzler restaurants domestically. The domestic franchise system experienced a net reduction of 40 restaurants. Internationally, the Company closed three Company-operated Sizzler restaurants in Canada, added a net of eight franchised Sizzler restaurants and four KFC restaurants during the fiscal year. International revenues decreased by $4.7 million or 2.5 percent due primarily to significantly lower average weekly sales and guest counts at the Australian Company-operated and franchised Sizzler restaurants.

Operating losses before interest and taxes were ($10.5) million in fiscal 1996, an earnings decrease of $21.9 million from 1995. Losses before interest and taxes from domestic operations showed a year-to-year increase of ($12.5) million from a loss of ($10.5) million in fiscal 1995 to a loss of ($23.0) million if fiscal 1996, primarily reflecting the lower average Company-operated and franchised restaurant sales, compounded by severe winter storms, and higher food and labor costs related to the Sizzler American Grill development. Earnings before interest and taxes from international operations showed a 43.2 percent or ($9.4) million decrease over last year reflecting a 10.5 percent decrease in average restaurant sales.

U.S. OPERATIONS
- ---------------

Domestic operations generated approximately 58.0 percent of consolidated revenues in fiscal 1996. Revenues decreased by 7.7 percent or $21.2 million to $253.8 million when compared to the prior year. The reduction in revenues was attributed to a systemwide decline in average domestic restaurant sales, the impact of severe winter storms and a decrease in franchised restaurants.

Excluding franchise revenues, results from the Company-operated restaurants reflect a 6 percent decrease in sales, or $15.2 million, to $235.7 million from the prior year. On a comparable restaurant basis, for those restaurants open more than one year, average sales per Sizzler fell 7.4 percent to approximately $1.0 million per year, average guests per restaurant were 10.7 percent lower and the average check increased 3.6 percent over the prior year.

In fiscal 1995, revenues from domestic operations decreased $33.2 million to $274.9 million when compared to the prior year. This decrease was due to the decline in comparable restaurant sales, as well as a net reduction of 24 Company-operated restaurants. Earnings before interest and taxes from domestic operations increased $4.9 million compared to fiscal 1994 to a loss of $13.3 million, reflecting declining labor and related costs. Lower labor costs were attributed to enhanced labor guidelines and controls. Labor costs declined 1.4 percentage points, as a percentage of revenues.

DOMESTIC FRANCHISE
- ------------------

In 1996, domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 1.9 percent of consolidated revenues. Revenues declined $1.8 million or 18.4 percent versus fiscal 1995 and earnings before interest and taxes decreased $1.3 million or 47.1 percent when compared to the prior year. Lower revenue is primarily the result of the net reduction of 40 franchised restaurants and a decline of 4.8 percent in average sales per franchised restaurant. During fiscal 1996, two new franchised restaurants were opened, 17 were acquired by the Company and 25 were closed for a net reduction of 40 restaurants. The decline in earnings primarily reflects lower average restaurant revenues. The repositioning strategy previously outlined is expected to also improve sales and profits for domestic franchisees. At April 30, 1996, there were 235 domestic franchised restaurants in operation.

In 1995, domestic franchise revenues accounted for 2.2 percent of consolidated revenues. Revenues decreased $1.7 million or 14.3 percent versus fiscal 1994 and earnings before interest and taxes decreased $1.0 million or 25.2 percent when compared to the prior year. The lower revenues resulted from the net reduction of 31 franchised restaurants and a decline of 11.2 percent in average sales per domestic franchised restaurant. The reduction in earnings was attributable to the lower average sales per domestic franchise restaurant. At April 30, 1995, the number of domestic franchised restaurants was 275.

INTERNATIONAL OPERATIONS
- ------------------------

International operations generated approximately 42.0 percent of consolidated revenues in fiscal 1996. Revenues decreased by 2.5 percent or $4.7 million, to $183.3 million when compared to the prior year. This reduction in revenues is primarily the result of closing three restaurants in Canada, as well as a 10.5% decline in average Sizzler restaurant sales in Australia, partially offset by the addition of four KFC restaurants and one The Italian Oven restaurant. Earnings before interest and taxes decreased $9.4 million to $12.4 million or
43.2 percent during fiscal 1996. At April 30, 1996, the international operation included 130 Company-operated, joint ventured, and franchised Sizzler restaurants, 92 KFC restaurants and one The Italian Oven restaurant.

Excluding franchise revenues, results from the Company-operated Sizzler restaurants reflect a 12.5 percent decrease in sales, or $11.6 million, to $81.5 million from the prior fiscal year. This decrease reflects lower average restaurant sales. On a comparative restaurant basis, sales in Australian dollars and guest counts decreased by 10.5 percent and 14.3 percent, respectively, from levels of the previous year. The average guest check was up
4.5 percent, reflecting a menu price increase during the year. At April 30, 1996, the Company-operated 43 Sizzler restaurants versus 47 a year ago.

The Company's international franchise revenues decreased $776,000 or 16.9 percent to $3.8 million in 1996 versus 1995, due primarily to lower average restaurant sales in Australia, offset by a net increase of 8 restaurants in the
Asian/Pacific region and Puerto Rico.   At April 30, 1996, there were 85
international franchised restaurants and two joint ventured restaurants in 9 countries and two U.S. territories, versus 77 restaurants in 10 countries and two U.S. territories at April 30, 1995. During fiscal 1996, additional franchised restaurants were opened in Japan, Puerto Rico, Thailand, South Korea and Australia.

Sales from the Company's KFC restaurants increased $6.9 million to $97.2 million or 7.6 percent when compared to the prior year. This increase reflects the addition of a breakfast day-part and additional restaurants. On a comparative restaurant basis, average restaurant sales, in Australian dollars, decreased 1.2 percent and the average guest check decreased 10.2 percent, however, guest counts increased 0.4 percent, compared to fiscal 1995. At April 30, 1996, the number of KFC restaurants was 92 versus 88 last year.

In fiscal 1995, the Company's international operations accounted for approximately 40.7 percent of consolidated revenues. The net addition of one Company-operated Sizzler restaurant, six franchised Sizzler restaurants and six KFC restaurants contributed to an increase in revenues of $8.6 million to $188.0 million, up 4.8 percent from fiscal 1994.

Excluding franchise revenues, Company-operated Sizzler restaurants recorded a
1.7 percent or $1.5 million improvement in sales to $93.1 million in fiscal 1995, primarily as a result of the increase in the Australian dollar exchange
rate offset by lower average restaurant sales.   On a comparative restaurant
basis, sales in Australian dollars and guest counts decreased by 7.4 percent and
8.4 percent, respectively, from levels of the pervious year. The average guest check was up 1.1 percent, reflecting a menu price increase during the year. At April 30, 1995, the Company-operated 47 Sizzler restaurants versus 46 at April 30, 1994.

International franchise revenues increased $65,000 or 1.4 percent to $4.6 million in 1995 versus 1994, due primarily to new restaurant openings in the Asian/Pacific region. At April 30, 1995, there were 77 International franchised restaurants in 10 countries, and two U.S. territories versus 73 restaurants in eight countries and two U.S. territories at April 30, 1994.

Fiscal 1995 sales of $90.3 million from the Company's KFC restaurants increased $7.5 million or 9.1 percent when compared to the prior year. On a comparative restaurant basis, average restaurant sales increased 9.2 percent, however, guest counts declined 2.0 percent compared to fiscal 1994. At April 30, 1995, the number of KFC restaurants was 88 versus 82 last year.

Earnings before interest and taxes increased $0.4 million to $21.8 million or
2.0 percent during fiscal 1995.

CONSOLIDATED COSTS AND EXPENSES
- -------------------------------

Consolidated costs and expenses, as a percentage of revenues, were 5.0 percent higher in fiscal 1996. Food costs, operating labor and advertising expenses increased by 0.4, 1.3 and 0.6 percentage points, as a percentage of revenues, respectively, related to the development of the Sizzler American Grill concept and lower sales levels. Occupancy costs and general and administrative expenses, as a percentage of total revenues, increased by 0.6 and 0.8 percentage points, also, as a result of the relatively fixed nature of these costs at lower sales levels.

Investment income decreased by $0.3 million in 1996 and increased $0.1 million in 1995. Interest expense also increased in 1996 by $0.9 million or 0.2 percent, as a percentage of revenues. The decrease in investment income and increase in interest expense are primarily the result of less cash available for investment and higher borrowings during the fiscal year. In fiscal 1995, investment income and interest expense both increased by $0.1 million and $0.3 million, respectively, primarily as a result of higher interest rates.

During fiscal 1996, the Company entered into foreign exchange contracts to hedge exposure to the Australian dollar exchange rate. The effect of the contracts was not material to the results of operations. One foreign exchange contract was in place at fiscal year end.

In fiscal 1995, consolidated costs and expenses, as a percentage of revenues, were 1.0 percent lower primarily due to decreases in payroll and related expenses and depreciation and amortization expense. Enhanced labor guidelines and controls resulted in lower labor costs for the year and depreciation expense decreased due to the closure of under-performing restaurants. Offsetting these decreases were increases in food costs and occupancy costs, both increased 0.3 percent, as a percentage of revenues.

The provision for income taxes, as a percentage of income before income taxes, was (3.6) percent in fiscal 1996 versus 39.8 percent in fiscal 1995. (See Note 4 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL
- ---------------

The Company's principal source of working capital is cash provided by operations that amounted to $13.4 million in fiscal 1996 and $39.4 million in fiscal 1995. The Company has historically maintained a relatively low current ratio, 0.4 at fiscal year-end 1996 and 0.9 in 1995. Furthermore, the Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. Cash has been used for the construction of new restaurants, the remodeling or refurbishment of existing restaurants, dividends, repurchase of common stock and retirement of long-term debt.

The Company began to experience liquidity problems in 1996, due primarily to continued sales declines in the Company's U.S. restaurants, the impact of severe winter storms, higher costs associated with the development of the Sizzler American Grill repositioning, and higher net interest expense payments. On June 2, 1996, the Company commenced Chapter 11 proceedings and became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court.

At April 30, 1996, the working capital deficit was $34.9 million compared with a deficit of $5.4 million at the end of the prior year. The decrease primarily reflects the $27 million outstanding line of credit balance that has been presented as a current liability in the consolidated financial statements due to
the Company's non-compliance with its financial covenants.   At April 30, 1995,
working capital was a deficit of $5.4 million compared to a deficit of $5.6 million at the end of the prior year. The decrease primarily reflects the cash provided by operating activities less capital expenditures of $13.8, dividend payments of $4.5 million and the repurchase of common stock of $6.9 million.

TOTAL ASSETS / CAPITAL EXPENDITURES
- -----------------------------------

Total assets decreased $76.7 million or 27.7 percent in fiscal 1996, as a result
of the market and restaurant closures and related provisions.   Property and
equipment represented 75.7 percent of total assets at the end of fiscal 1996.
In fiscal 1995, total assets decreased $0.8 million or 0.3 percent from fiscal 1994. Property and equipment represented 79.6 percent of total assets at the end of fiscal 1995.

Capital expenditures were $24.4 million in fiscal 1996, which includes new restaurant construction and acquisitions of $6.9 million, and remodels of $17.5 million. The Company anticipates the continual growth of its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The international restaurant base has expanded, as demonstrated by the net increase of five Sizzler restaurants, four KFC restaurants and the opening of the first The Italian Oven restaurant during fiscal year 1996. It is anticipated that between five and ten restaurants will be added to the international operation in fiscal 1997. The Italian Oven restaurants are full-service, Italian-oriented family restaurants, featuring a specialized pizza and pasta menu and wood-fired open hearth brick ovens.

Domestically, no new unit growth is planned in fiscal 1997. Instead, the Company will focus on a repositioning program.

It is planned that the Company's capital expenditures in fiscal 1997 will be approximately $12.6 million, of which $7.0 million will be used to develop the Asian/Pacific region and $3.6 million of investment in domestic operations. There are no material commitments for capital expenditures other than are necessary to efficiently operate and to expand existing businesses.

DEBT
- ----

The Company strives to minimize borrowing costs while maintaining the flexibility to meet its growth objectives. To accomplish these goals, Sizzler primarily utilizes cash from operations to finance expansion while maintaining and utilizing lines of credit when appropriate.

At April 30, 1996, debt was $35.2 million, an increase of $17.5 million from the prior year. The $35.2 million in debt was comprised primarily of $27.0 million in outstanding borrowings on the Company's revolving line of credit. Debt as a percentage of invested capital was 11.8 percent at April 30, 1996 and 8.3 percent at April 30, 1995.

At April 30, 1995, long-term debt was $17.1 million, a decrease of $3.8 million from the prior year. Long-term debt as a percentage of invested capital was 8.3 percent at April 30, 1995 and 9.7 percent at April 30, 1994.

During fiscal 1995, the Company finalized a new $50.0 million revolving line of credit and standby letter of credit facility with a $35.0 million borrowing sublimit. The Company's loan agreement required maintenance of specified financial ratios and provide certain restrictions on additional borrowings, investments, repurchase of the Company's stock and availability of retained earnings for payment of cash dividends. During fiscal 1996, the Company began to experience liquidity problems resulting from declining restaurant sales and higher operating costs which caused the Company to not meet the required debt coverage ratio for the fiscal quarter ended February 4, 1996, for its revolving line of credit covenants. At April 30, 1996, as a result of the Company's non-compliance with its line of credit covenants, no additional amounts were available under this line of credit.

As a result of the Chapter 11 cases filed on June 2, 1996, and the related restructuring strategy the Company relies primarily on internally generated funds, supplemented, if required, by working capital advances under a new Debtor-In-Possession line of credit facility, totaling $15.0 million on a revolving loan basis, for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service related to the debtor in possession credit facility and capital expenditure requirements.

On May 10, 1996, the beneficiary of the Company's $11.3 million letter of credit drew down on the available balances totaling $11.3 million. The letter of credit was issued to provide security for future amounts payable by the Company and its subsidiaries under its captive insurance company, CFI Insurers, Ltd.

INFLATION
- ---------

Increases in interest rates and the costs of labor, food and construction can significantly affect the Company's operations. Management believes that the current practices of maintaining adequate operating margins through a combination of menu price increases and cost controls, careful management of working capital and evaluation of property and equipment needs are its most effective tools for coping with inflation.

OTHER
- -----

The Company is aware of industry concerns regarding the potential impact of possible further increases in the minimum wage, the increased marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods and compliance with existing or proposed health and safety legislation and other similar contingencies. The Company is unable to predict the possible impact of such factors on its business. In the past, the Company has been able to address similar types of changes in the business climate and been able to pass any associated higher costs along to its guests, because the changes have generally affected all restaurant companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY.
- ------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars, except per share data)
________________________________________________________________________________

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth quarters normally include twelve weeks of operations whereas the third fiscal quarter includes sixteen weeks of operations.


                                                   FIRST          SECOND           THIRD            FOURTH
FISCAL 1996                                       QUARTER         QUARTER         QUARTER           QUARTER
- -----------                                       -------         -------         -------           -------
Revenues                                        $105,501         $102,220        $128,428         $ 100,045
Earnings (Loss) before interest and taxes          1,401              676          (7,031)         (127,291)
Net Income (Loss)                                    436              168          (4,569)         (134,493)
Net Income (Loss) per Common and Common
 Equivalent Share                                   0.02             0.01           (0.16)            (4.84)

                                                   FIRST          SECOND           THIRD            FOURTH
FISCAL 1995                                       QUARTER         QUARTER         QUARTER           QUARTER
- -----------                                       -------         -------         -------           -------
Revenues                                        $111,922         $108,168        $136,770         $ 105,291
Earnings (Loss) before interest and taxes          4,682            3,800             467             2,309
Net Income (Loss)                                  2,777            2,265             267             1,386
Net Income (Loss) per Common and Common
 Equivalent Share                                   0.10             0.08            0.01              0.05


ITEM 9.  FINANCIAL STATEMENTS AND SUPPLEMENTARY.
- ------------------------------------------------

None.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. ( a Delaware corporation) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended April 30, 1996. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company and certain U.S. subsidiaries filed for Chapter 11 bankruptcy protection on June 2, 1996. The bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedule as Part IV, Item 14 (a) (2) are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP

Los Angeles, California
July 15, 1996

SIZZLER INTERNATIONAL, INC. AND
SUBSIDIARIES

Consolidated Statements of Operations
(In thousands except per share data)



For the Years Ended April 30,                 1996          1995         1994
- ---------------------------------------------------------------------------------
REVENUES
  Restaurants                               $ 424,218     $447,547    $ 471,290
  Franchise operations                         11,976       14,604       16,214
- --------------------------------------------------------------------------------
  Total revenues                              436,194      462,151      487,504
- --------------------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                               158,587      163,202      170,480
  Labor and related expenses                  131,865      133,226      143,413
  Other operating expenses                     97,870       95,824       99,287
  Depreciation and amortization                26,164       28,309       33,122
  Non-recurring items                         108,883            -      137,500
  Impairment of long-lived assets              12,838            -            -
  General and administrative expenses          32,232       30,332       34,289
  Interest expense                              2,343        1,452        1,169
  Investment income                              (991)      (1,314)      (1,212)
- --------------------------------------------------------------------------------
  Total costs and expenses                    569,791      451,031      618,048
- --------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES            (133,597)      11,120     (130,544)
PROVISION (BENEFIT) FOR INCOME TAXES            4,861        4,425      (35,651)
- --------------------------------------------------------------------------------

NET INCOME (LOSS)                           $(138,458)    $  6,695    $ (94,893)
================================================================================

Net income (loss) per common and common
equivalent share                            $   (4.99)    $    .24    $   (3.26)
================================================================================

Average common and common equivalent
shares outstanding                             27,773       28,272       29,071
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)


April 30,                                     1996         1995
- -----------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $   9,216     $ 12,220
  Receivables, net of reserves of
   $9,441 in 1996 and $5,799 in 1995           5,026        9,035
  Inventories                                  6,477        9,732
  Prepaid expenses and other current
   assets                                      2,736        2,988
- ------------------------------------------------------------------

  Total current assets                        23,455       33,975
- ------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
  Land                                        36,154       51,852
  Buildings and leasehold improvements       121,793      202,653
  Equipment                                   75,330      123,984
  Capital leases                               9,168        9,578
  Construction in progress                     3,616        4,681
- ------------------------------------------------------------------

                                             246,061      392,748
  Less - Accumulated depreciation and
   amortization                              110,830      172,446
- ------------------------------------------------------------------

  Total property and equipment, net          135,231      220,302
- ------------------------------------------------------------------

LONG-TERM NOTES RECEIVABLE, NET OF
 RESERVES OF $1,200 IN 1996 AND
 $2,349 IN 1995                                1,128        1,421

INTANGIBLE ASSETS, NET OF ACCUMULATED
 AMORTIZATION OF $610 IN 1996 AND
 $3,780 IN 1995                                  996        8,349

OTHER ASSETS, NET OF ACCUMULATED
 AMORTIZATION AND RESERVES OF $24,191
 IN 1996 AND $31,190 IN 1995                  17,737       12,607

- ------------------------------------------------------------------

Total assets                               $ 178,547     $276,654
                                           ---------     --------

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)


April 30,                                     1996         1995
- ------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Current portion of long-term debt        $  28,196     $    741
  Accounts payable                            14,390       16,303
  Other current liabilities                   17,755       19,950
  Income taxes payable                         2,844        2,423
- ------------------------------------------------------------------

  Total current liabilities                   63,185       39,417
- ------------------------------------------------------------------

LONG-TERM DEBT                                 7,041       17,100

DEFERRED INCOME TAXES                          9,032       10,622

OTHER LIABILITIES                             55,822       32,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
  Preferred stock, authorized 1,000,000
   shares, 5 par value; no shares issued           -            -
  Common stock, authorized 50,000,000
   shares at $.01 par value;
   outstanding 27,767,706 in 1996 and
   27,775,434 shares in 1995                     278          278
  Additional paid-in capital                 274,221      274,111
  Retained earnings (deficit)               (235,526)     (94,846)
  Foreign currency translation
   adjustments                                 4,494       (2,473)
- ------------------------------------------------------------------

  Total stockholders' investment              43,467      177,070
- ------------------------------------------------------------------


Total liabilities and stockholders'
 investment                                $ 178,547     $276,654
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In thousands)


For the Years Ended April 30,                 1996         1995         1994
- ------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                           $(138,458)   $  6,695     $(94,893)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
   Depreciation and amortization               26,165      28,309       33,122
   Deferred income taxes (benefit)                103      (1,338)     (41,844)
   Provision for bad debts                      1,390       1,304        3,935
   Impairment of long lived assets             12,838           -            -
   Non-recurring items                        108,883           -      137,500
   Other                                        2,450       4,431        2,248
- ------------------------------------------------------------------------------
                                               13,371      39,401       40,068
Changes in operating assets and
 liabilities:
   Receivables                                   (243)     (1,127)      (4,023)
   Inventories                                   (663)       (436)        (369)
   Prepaid expenses and other current
    assets                                       (199)        (16)         413
   Accounts payable                            (1,928)        668       (5,695)
   Accrued liabilities                         (6,974)     (6,831)      (4,791)
   Income taxes payable                          (429)     (2,607)      (2,269)
- ------------------------------------------------------------------------------
Net cash provided by operating
 activities                                     2,935      29,052       23,334
- ------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Additions to property and equipment        (24,437)    (13,801)     (17,385)
   Disposal of property and equipment           1,087       1,007        2,128
   Other, net                                    (868)        229       (1,883)
- ------------------------------------------------------------------------------
Net cash used in investing activities         (24,218)    (12,565)     (17,140)
- ------------------------------------------------------------------------------
 FINANCING ACTIVITIES
   Long-term borrowings                        17,000      11,000       14,000
   Reduction of long-term debt                 (1,911)    (14,794)     (13,736)
   Dividends paid to stockholders              (2,222)     (4,515)      (4,653)
   Repurchase of common stock                       -      (6,879)      (2,013)
   Cash surrender value of
    corporate-owned life insurance              5,444           -            -
   Other, net                                     (32)       (228)         (50)
- ------------------------------------------------------------------------------
Net cash used in financing activities          18,279     (15,416)      (6,452)
- ------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                              (3,004)      1,071         (258)
- ------------------------------------------------------------------------------
Cash and cash equivalents at beginning
 of year                                       12,220      11,149       11,407
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $   9,216    $ 12,220     $ 11,149
==============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)    $   2,268    $  1,452     $  1,169
    Income taxes                                7,698       7,623        9,905

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                                                                              Foreign
                                                                  Additional                  Currency
                                           Shares       Common     Paid-In      Retained    Translation
                                         Outstanding    Stock      Capital      Earnings    Adjustments
- -------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 1993                 29,125,511       291       282,688       2,520        (5,796)
   Stock repurchased                        (244,500)       (2)       (2,011)
   Restricted stock repurchased               (5,837)                    (50)
   Grant of restricted stock                  20,000                       2
   Stock options exercised                     1,000                       6
   Stock issued                                  180                       2
   Net loss                                                                      (94,893)
   Dividends paid to stockholders                                                 (4,653)
   Amortization of restricted stock                                      306
   Cumulative translation adjustments                                                             1,475
- -------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 30, 1994                 28,896,354       289       280,943     (97,026)        (4,321)
   Stock repurchased                      (1,081,900)      (11)       (6,868)
   Restricted stock repurchased              (39,020)                   (228)
   Net income                                                                      6,695
   Dividends paid to stockholders                                                 (4,515)
   Amortization of restricted stock                                      264
   Cumulative translation adjustments                                                             1,848
- -------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 30, 1995                 27,775,434       278       274,111     (94,846)        (2,473)
   Restricted stock repurchased               (7,728)                    (32)
   Net loss                                                                     (138,458)
   Dividends paid to stockholders                                                 (2,222)
   Amortization of restricted stock                                      142
   Cumulative translation adjustments                                                             6,967
- -------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 30, 1996                 27,767,706       278       274,221    (235,526)         4,494
=======================================================================================================

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------------------------------------------------------------------------------
INTRODUCTION. On June 2, 1996, The Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of 116 restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc., became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the Federal Bankruptcy Code. The bankruptcy proceedings began on June 2, 1996.

BASIS OF PRESENTATION. The Consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases are in process, the Company continues in possession of its properties and operates and manages its business as a debtor-in-possession pursuant to the Bankruptcy Code.

ACCOUNTING CHANGES. As discussed below and in note 3, in 1996 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," permits stock compensation cost to be measured using either the intrinsic value-based method or the fair value-based method. When adopted in fiscal 1997, the Company intends to continue to use the intrinsic value-based method and will provide the expanded disclosure required by SFAS 123.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Sizzler International, Inc., and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain statements, notes and supplementary data for the prior years have been reclassified to conform to the 1996 presentation.

FISCAL YEAR. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

FRANCHISE OPERATIONS. The Company recognizes initial franchise fees as income when the franchised restaurant commences operation, at which time the Company has substantially performed its obligations relating to such fees. Royalties, which are based upon a percentage of sales, are recognized as income on the accrual basis. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by sizzler. royalty revenues, franchise fees and rent payments from franchisees are included in "Franchise Operations" in the Consolidated Statements of Operations.

MARKETING COSTS. Marketing costs are reported in the other operating expenses and include costs of advertising, marketing and promotional programs. Promotional discounts are expensed as incurred and other marketing costs are charged to expense ratably in relation to sales over the year in which incurred.

STOCK-BASED COMPENSATION. The Company uses the intrinsic value-based method of measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Sizzler's capital stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant.

COMMON STOCK AND NET INCOME OR LOSS PER SHARE. Net income or loss per common and common equivalent share is computed by dividing net income by the weighted average number of shares outstanding during each year, adjusted for the dilutive effect of stock options and contingent shares, if applicable. The average shares outstanding in 1996, 1995 and 1994 were approximately 27,791,000, 28,272,000 and 29,071,000, respectively. For the years presented, primary per share computations and fully diluted per share computations are approximately equal.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of short-term, interest-bearing time deposits and other marketable securities with original maturities of 90 days or less, that are carried at cost, which approximates fair value because of the short maturity of those instruments. At april 30, 1996 and 1995, cash and time deposits amounted to $6,377,000 and $6,475,000, respectively, and other securities were $2,839,000 and $5,745,000, respectively.

INVENTORIES. Inventories are valued at the lower of cost (first-in, first-out method) or market, and primarily consist of food products.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, which includes interest capitalized during construction and costs relating to the selection of sites for new restaurant locations, except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 10 to 30 years for buildings and 2 to 8 years for equipment. Leasehold improvements are amortized primarily over the remaining lives of the leases, generally 15 to 20 years.

PROPERTIES HELD FOR SALE OR LEASE. Properties held for sale or lease were $15,834,000 at April 30, 1996 and $3,435,000 at April 30, 1995, and are included in other assets. These assets represent excess restaurant properties carried at estimated realizable values.

INTANGIBLE ASSETS. Intangible assets relate to repurchased Sizzler franchise rights and the cost of KFC franchise licenses in Australia. Intangible assets are amortized on a straight-line basis over appropriate periods ranging from 12 to 40 years. The Company continually evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future expected operating results. The methodology used to assess the recoverability of intangible and other long lived assets is to determine its expected net realizable value based upon the historical trend and their expected impact on future operating cash flows. during the fourth quarter of fiscal 1996, the Company wrote off approximately $7.3 million of intangibles consisting of the repurchased Sizzler franchise rights associated with restaurant closures (See Note 2).

RECOVERABILITY OF LONG LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS. As noted above, The Company early adopted SFAS 121 in 1996 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business. See Note 3.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

OTHER CURRENT LIABILITIES. Other current liabilities include amounts accrued for compensation and benefits, insurance, advertising, legal fees, rent, taxes and others.

OTHER LIABILITIES. Other liabilities consist primarily of insurance reserves of $7,380,000 in 1996 and $9,733,000 in 1995. In addition, other liabilities includes an obligation of $12,989,000 in 1996 and $13,100,000 in 1995 related to the Company's Executive Supplemental Benefit Plan.

TRANSLATION OF FOREIGN CURRENCIES. The financial statements of the Company's foreign operations are translated in accordance with the Statement of Financial Accounting Standards No. 52. As a result, translation adjustments are included in stockholders' investment. The functional currency used in the Company's foreign operations is primarily the australian dollar. Foreign currency transaction gains and losses were not material in 1996, 1995 and 1994.

NOTE 2 - NON-RECURRING ITEMS
- --------------------------------------------------------------------------------

During the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $108.9 million or $3.92 per share. The restructuring costs include predominately non-cash write-offs of assets and related disposition costs associated with the closure of 116 restaurants in the United States. On June 2, 1996, the Company and certain U.S. subsidiaries filed for bankruptcy protection through a Chapter 11 proceeding. Through the Chapter 11 proceeding the Company has elected to terminate certain real property leases related to the closed restaurants and excess properties.

Management believes that this restructuring and the related transactions significantly improves overall prospects to return to profitability and growth. Restructuring will provide opportunities to enhance the Company's cash flow by reducing the Company's cost structure, increasing the Company's ability to focus on repositioning the Sizzler concept, and expediting the return of U.S. operations to profitability.

Management expects that the execution of this strategy will allow the Company to successfully emerge from Chapter 11. However, no assurance can be given that the Company will achieve these required operating results. The fiscal 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to successfully emerge from the Chapter 11 bankruptcy.

The fiscal 1996 restructuring charge is comprised of the following:

                                                    1996
                                                  --------
  Market and Restaurant Closures                  $ 92,100
  Closure of Regional Offices and Reduction
   of Corporate Headquarters                         8,800
  Guarantee of Advertising Co-op Obligations         3,500
  Franchise Receivables                              2,500
  Severance                                          2,000
                                                  --------
  Total                                           $108,900
                                                  ========

At April 30, 1994, the Company had reserves of $99.5 million related to the disposition of restaurants targeted for closure and other surplus properties. During fiscal 1996 and 1995, the Company closed 45 restaurants not meeting specified criteria and disposed of 70 surplus properties. As a result of these activities, $56.4 million of the reserves were utilized. As of April 30, 1996, $43.1 million of these reserves were remaining.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------------------------------------------------------

The Company adopted Statement of financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the end of the fourth quarter of fiscal 1996.

The initial, non-cash charge upon adoption of SFAS 121 was $12.8 million or $0.46 per share. This initial charge resulted from the evaluation of assets at the restaurant level which is at a lower level than under the previous accounting policy used for evaluating and measuring the impairment of long-lived assets. Under the previous accounting policy each market was evaluated as a group for impairment purposes. The initial charge represents a reduction of the carrying amount of the impaired assets (as defined in Note 1) to their estimated fair value, as determined by using discounted estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

As a result of the reduced carry amount of the impaired assets, depreciation and amortization expense for fiscal 1997 is expected to be reduced by approximately $1.1 million.

NOTE 4 - INCOME TAXES
- -------------------------------------------------------------------------------

The Company files a consolidated United States income tax return that includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $33,859,000 of the Company's foreign operations at April 30, 1996. It is the Company's intention to reinvest such earnings permanently.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

For the year ended April 30,               1996      1995       1994
- ----------------------------               ----      ----       ----
Current
     Federal                              $    -   $    11    $     25
     State                                     -        72          61
     Foreign                               4,758     5,680       6,107
                                          ------   -------    --------
                                           4,758     5,763       6,193
                                          ------   -------    --------
Deferred
     Federal                                   -    (1,978)    (33,091)
     State                                     -       247      (8,416)
     Foreign                                 103       393        (337)
                                          ------   -------    --------
                                             103    (1,338)    (41,844)
                                          ------   -------    --------
Total Income Tax Provision (Benefit)      $4,861   $ 4,425    $(35,651)
                                          ------   -------    --------


A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows:

For the years ended April 30,                  1996        1995        1994
- -----------------------------                  ----        ----        ----
Federal statutory tax rate                      35.0%      35.0%      (35.0)%
State and local income taxes, net of
 related Federal income tax benefit              6.1        6.1        (6.1)%

Tax credits, net                                 0.2       (4.1)        (0.3)
Goodwill write-off and non-deductible
 amortization                                   (0.2)         -         13.2
Valuation Allowance                            (45.0)         -            -
                                            --------     ------     --------
Other                                            0.3        2.8          0.9
                                            --------     ------     --------
Effective tax rate                              (3.6)%     39.8%       (27.3)%
                                            =========    =======    =========

Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

For the years ended April 30,                   1996       1995         1994
- -----------------------------                   ----       ----         ----
Domestic                                   $(125,442)   $(6,897)   $(152,528)
Foreign                                       (8,155)    18,017       21,984
                                           ---------    -------    ---------
Total                                      $(133,597)   $11,120    $(130,544)
                                           =========    =======    =========

The tax effects of temporary differences and carryforwards which give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):

April 30,                                   1996        1995
- ---------                                   ----        ----
Deferred Tax Assets
     Deferred income                      $  6,641    $  6,498
     Foreign tax credit carryover            5,968       2,310
     Minimum tax credit carryover            1,849       1,478
     Other credits                           2,839         774
     Operating reserves and accruals        87,370      34,981
                                          --------    --------
Total gross deferred tax assets            104,667      46,041
Less valuation allowance                   (83,060)    (17,179)
                                          --------    --------
Net deferred tax assets                     21,607      28,862
                                          --------    --------

Deferred Tax Liabilities
     State income taxes                     (8,200)     (5,828)
     Property and equipment                (17,724)    (29,543)
     Capital leases                         (4,224)     (3,915)
     Other                                    (491)       (198)
                                          --------    --------
Total gross deferred tax liabilities       (30,639)    (39,484)
                                          --------    --------
Net deferred tax liabilities              $ (9,032)   $(10,622)
                                          ========    ========

The valuation allowance required under FASB 109 ("Accounting for Income Taxes") represents deferred tax assets that do not satisfy the recognition criteria as set forth in the standard.

NOTE 5 - DEBT
- -------------------------------------------------------------------------------
A summary of debt outstanding as of April 30, 1996 and 1995, is as follows (in thousands):

                                            1996      1995
                                            ----      ----
 Unsecured borrowings, at variable
  interest rates, due through 2012         $30,194   $11,967

 Mortgage note payable, with interest
  rate from 9.375 to 10.015 Percent,
  secured by land, buildings,
  leaseholds and equipment, with an
  original cost of  approximately
  $3,715 at April 30,1996 and $3,715 at
  April 30, 1995, due through 2037             744       956

 Capital lease obligations                   4,299     4,918
                                           -------   -------
 Total Debt Outstanding                     35,237    17,841
 Less- current portion                      28,196       741
                                           -------   -------
 Long Term Debt                            $ 7,041   $17,100
                                           =======   =======

Payments of $27,585,000, excluding capital lease obligations, are due in fiscal 1997, $582,000 in 1998, $486,000 in 1999, $494,000 in 2000, $477,000 in 2001 and
$1,314,000 thereafter.

During fiscal 1995, the Company finalized a $50.0 million revolving line of credit and standby letter of credit facility with a $35.0 million borrowing sublimit. The Company's loan agreement requires maintenance of specified financial ratios and provide certain restrictions on additional borrowings, investments, repurchase of the Company's stock and availability of retained earnings for payment of cash dividends. During fiscal 1996, the Company began to experience liquidity problems resulting from declining restaurant sales and higher operating costs that caused the Company to not meet the required debt coverage ratio for the fiscal quarter ended February 4, 1996, for their revolving line of credit. At April 30, 1996, as a result of the Company's non-compliance with the line of credit covenants no additional amounts were available from this line of credit facility and all debt related to the line of credit has been presented as a current liability in the consolidated financial statements.

Subsequent to April 30, 1996, the Company obtained a new credit facility, totaling $15.0 million on a revolving loan basis. This facility is secured by the assets of certain of the Company's subsidiaries.

On May 10, 1996, the beneficiary of the Company's $11.3 million letter of credit drew down on the available balances totaling $11.3 million. The letter of credit was issued to provide security for future amounts payable by the Company and its subsidiaries under its captive insurance company, CFI Insurers, Ltd.

NOTE 6 - STOCK OPTIONS AND RESTRICTED STOCK
- -------------------------------------------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees of the Company and a Stock Option Plan for Non-Employee Directors. The maximum number of shares that may be granted under these plans is 2,000,000 and 100,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

STOCK OPTIONS:
The outstanding options become exercisable in varying amounts through 2006. A summary of stock option transactions follows:


                                                    For the years ended April 30,
                                           -----------------------------------------------
SHARES OUTSTANDING                              1996             1995             1994
                                           -------------    -------------    -------------
Options outstanding at May 1,                  1,111,800          899,700          680,600
Options granted                                  750,603          419,400          308,300
Options exercised                                      -                -           (1,000)
Options canceled                                (391,329)        (207,300)         (88,200)
                                           -------------    -------------    -------------
Options outstanding at April 30,               1,471,074        1,111,800          899,700
Options available for grant at April 30,         149,620          508,894          720,994
                                           -------------    -------------    -------------
Total reserved shares                          1,620,694        1,620,694        1,620,694
                                           =============    =============    =============
Options exercisable at April 30,                 540,101          541,050          383,484
                                           =============    =============    =============
Option price per share
     Granted                               $3.875-$6.875    $ 3.00-$9.625    $5.00-$17.125
     Exercised                                         -                -    $        6.00
     Canceled                              $5.00-$12.500    $6.00-$12.500    $6.00-$12.500


RESTRICTED STOCK PLAN
- ---------------------

Stock issued under this plan is delivered subject to continued employment of the recipient over a period not to exceed eight years. Compensation expense related to these options amounted to approximately $142,000 in 1996, $264,000 in 1995 and $306,000 in 1994. A summary of restricted stock transactions follows:

                                     For the years ended April 30,
                                     -----------------------------
SHARES OUTSTANDING                    1996        1995        1994
                                     -------    --------    -------
Shares restricted at May 1,          132,348     243,347    249,296
Share granted                              -           -     20,000
Shares released                      (21,850)   (110,999)   (25,949)
Shares canceled
                                     -------    --------    -------
Shares restricted at April 30,       110,498     132,348    243,347
                                     =======    ========    =======

NOTE 7 - LEASES
- --------------------------------------------------------------------------------

The Company is a party to a number of noncancellable lease agreements involving land, buildings and equipment. The leases are generally for terms of 15 to 20 years that expire on various dates through 2012. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment.

The Company is a co-lessee or guarantor on leases of certain franchisees which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease receivables under all noncancellable leases (in thousands);

                                                    Commitments                            Sublease Receivables
                                           -------------------------------           ----------------------------
                                                                                      Direct
                                               Capital         Operating             Financing          Operating
Years ended April 30,                          Leases           Leases                 Leases            Leases
- ---------------------                      ---------------   -------------           ----------        ---------
1997                                                $1,058        $ 19,412               $  97          $ 4,241
1998                                                   983          18,270                  97            3,117
1999                                                   812          17,164                  70            2,674
2000                                                   757          15,532                  67            2,275
2001                                                   585          13,976                  67            1,773
Thereafter                                           2,558          78,168                 556           11,840
                                                    ------        --------                ----          -------
Total minimum lease
  commitments/receivables                            6,753        $162,522                $954          $25,920
                                                                  ========                ====          =======
Less amount representing interest
                                                     2,455
                                                    ------
Present value of minimum lease payments              4,298
Less current portion of
  capital lease obligations                            610
                                                    ------

Long-term capital lease obligations                 $3,688
                                                    ======

Rent expense consists of (in thousands):

Years ended April 30,                           1996             1995            1994
- ---------------------                      ---------------   -------------    -------------
Minimum rentals                                    $20,470         $18,880          $19,602
Contingent rentals                                     764           1,333            1,499
  Less sublease rentals                              4,230           5,447            5,527
                                                   -------         -------          -------

Net rent expense                                   $17,004         $14,766          $15,574
                                                   =======         =======          =======

NOTE 8 - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The Company is engaged in only one industry segment which is restaurant operations. Operating profits exclude investment income, interest expense, income taxes, non-reccuring charges, and impairment of long-lived assets. Identifiable assets are those assets used in the operations of each geographic area.

- ------------------------------------------------------------------------------------------------------------
REVENUES (IN THOUSANDS):                        1996                 1995                     1994
- ------------------------------------------------------------------------------------------------------------

United States                            $252,872      58%      $274,135       59%          $308,076      63%
International                             183,322      42        188,016       41            179,428      37
- -------------------------------------------------------------------------------------------------------------

Total                                     436,194     100%      $462,151      100%          $487,504     100%
- --------------------------------------------------------------------------------------------------------------

OPERATING PROFITS (LOSSES)
- --------------------------
(IN THOUSANDS):
- --------------

United States                             (22,881)   (217)%     $(10,496)    (93)%         $(14,424)   (209)%
International                              12,357     117         21,754     193             21,337     309
- -------------------------------------------------------------------------------------------------------------

Total                                     (10,524)    100%      $ 11,258     100%          $  6,913    (100)%
- --------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS (IN THOUSANDS):
- -----------------------------------

United States                              77,648     43%       $164,962     60%           $165,155      60%
International                             100,899     57         111,692     40             112,333      40
- -------------------------------------------------------------------------------------------------------------

Total                                    $178,547    100%       $276,654    100%           $277,488     100%
- -------------------------------------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES
- -------------------------------------------------------------------------------

At April 30, 1996, commitments made for capital projects were approximately $878,000. In addition, commitments exist to purchase at fixed prices approximately $11,850,000 of beef, poultry and food products, for delivery during fiscal 1997.

The Company is a party to certain litigation arising in the ordinary course of business that, in the opinion of management, should not have a material adverse effect upon the consolidated financial position of the Company or its results of operations.

NOTE 10 - EMPLOYEE BENEFIT PLANS
- -------------------------------------------------------------------------------

The Company has a contributory employee profit sharing, savings and retirement plan for all eligible employees. The annual employer contribution is determined at the discretion of the Company's Board of Directors. The Company did not make a contribution to the Employee Savings Plan in 1996. The Company's contribution amounted to approximately $515,000 in 1995 and $560,000 in 1994.

In addition, the Company has an Executive Supplemental Benefit Plan which provides benefits upon retirement to certain employees. The present value of the accumulated benefit obligation related to this plan at a six percent discount rate totaled $12,989,000 at April 30, 1996 and $13,100,000 at April 30, 1995.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- --------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
- ---------------------

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

The following table sets forth certain information with respect to the current directors and executive officers of the Company:


          Name                  Age              Position with Company
          ----                  ---              ---------------------
James A. Collins                 69   Chairman of the Board of the Company and
                                      its predecessor CFI since 1968.  Chief
                                      Executive Officer of CFI (1968-1987).
                                      Chairman of the Board, SRI (1982-1991).

Kevin W. Perkins                 44   Director of the Company since 1994.
                                      President and Chief Executive Officer of
                                      the Company since June 30, 1994.
                                      President, Sizzler Asia/Pacific
                                      (1988-1994).

Timothy J. Ryan                  56   Director of the Company since February
                                      1996.  Senior Executive Vice President of
                                      the Company since February 1996 and
                                      President, Sizzler U.S.A. since November
                                      1995.  Restaurant industry business
                                      consultant from January to November 1995.
                                      Senior Vice President of Taco Bell Corp.,
                                      a division of PepsiCo, Inc., from 1993 to
                                      January 1995.  Senior Vice President of
                                      Marketing of Taco Bell Corp. from 1988 to
                                      1993.  Director, Monterey Pasta Company.

Peter H. Dailey                  66   Director of the Company since 1991.
                                      Chairman, Enniskerry Financial, Ltd., a
                                      private investment company, and Chairman,
                                      Supervisory Board of Directors of
                                      Memorex-Telex, Inc. Director, Chicago
                                      Title and Trust Company, Pinkerton, Inc.
                                      and Jacobs Engineering Group, Inc.  Former
                                      Ambassador to Ireland and Special Envoy to
                                      NATO.

William S. Hansen                75   Director of the Company and its
                                      predecessor CFI since 1974.  Director,
                                      A.A.M., Inc. and BSD Bancor, Chief
                                      Executive Officer and Chairman of the
                                      Board, A.A.M., Inc. (1970-1988).


Wayne G. Kees                    73   Director of the Company and its
                                      predecessor CFI since 1978.  President,
                                      Sanpalwea Corporation (1976-1984).
                                      Director, Patrick Petroleum, Inc.


H. Wallace Merryman              68   Director of the Company and its
                                      predecessor CFI since 1971.  Chairman of
                                      the Board and Chief Executive Officer,
                                      Avco Financial Services, Inc. (1975 -1987).

Carol A. Scott, Ph.D.            46   Director of the Company since 1993.
                                      Professor of Marketing, UCLA since 1989.
                                      Director Athena Medical Corporation.
                                      Chairman of the Faculty, UCLA Anderson
                                      Graduate School of Management (1990 to
                                      1994). Associate Dean, Academic Affairs,
                                      UCLA Anderson Graduate School of
                                      Management (1987 - 1991).

Charles F. Smith                 63   Director of the Company since 1995.
                                      President of Charles F. Smith & Co., Inc.,
                                      an investment banking firm (1984 to
                                      present).  Director, FirstFed Financial
                                      Corp., Logicon, Inc., and Trans Ocean Ltd.



       Name                     Age              Position with Company
       ----                     ---              ---------------------
Christopher R. Thomas            47   Executive Vice President, Finance and
                                      Chief Financial Officer of the Company
                                      since 1991.  Vice President, Finance and
                                      Chief Financial Officer of the Company
                                      from 1985 to 1991.

Michael Fitzpatrick              52   Executive Vice President, Operations of
                                      the Company since July 1996.  President
                                      and Chief Operations, Officer of China
                                      Jump, Inc. a restaurant company, from 1992
                                      to 1994.  Vice President and General
                                      Manager of Kentucky Fried Chickens South
                                      Central Division and other operational
                                      positions from 1982 to 1992.


David J. Barton                  40   Vice President, General Counsel of the
                                      Company since 1994 and Secretary of the
                                      Company since December 1995. Assistant
                                      General Counsel of the Company from 1991
                                      to 1994.


Elizabeth A. Payne               34   Vice President, Human Resources of the
                                      Company since April 1996.  Director,
                                      Employee Relations and Organizational
                                      Development from June 1995 to April 1996,
                                      and Manager, Employee Relations from 1994
                                      to June 1995, of Disney Consumer Products.
                                      Director, Compensation & Benefits of
                                      Ingram Micro from 1993 to 1994.


Michael Raedeke                  38   Vice President, Taxation and Internal
                                      Audit of the Company since August 1995.
                                      Director of Tax/Internal Audit of the
                                      Company from 1991 to August 1995.



Ryan S. Tondro                   48   Vice President, Controller of the
                                      Company since August 1995. Controller of
                                      the Company from February 1995 to August
                                      1995. Vice President, Finance and
                                      Controller of Washington Inventory
                                      Service, a division of Huffy
                                      Corporation, from 1993 to February 1995.
                                      Vice President, Controller of Thrifty
                                      Drug Stores from 1978 to 1993.

ITEM 11.  EXECUTIVE  COMPENSATION.
- ----------------------------------

                                          SUMMARY COMPENSATION TABLE

                                                    ANNUAL                                        LONG TERM COMPENSATION
                                                 COMPENSATION                                             AWARDS
                                         -------------------------------------------------------------------------------------------
                                                                           OTHER           RESTRICTED
NAME AND                                                                   ANNUAL            STOCK           STOCK      ALL OTHER
PRINCIPAL POSITION                                                      COMPENSATION         AWARDS         OPTIONS    COMPENSATION
AT APRIL 30, 1996                YEAR          SALARY ($)    BONUS ($)     ($)(1)            ($)(2)           (#)         ($)(3)
- ------------------------------------------------------------------------------------------------------------------------------------
Kevin W. Perkins                 1996          300,000             -             (1)              -        34,888           12,697
President, Chief Executive       1995          200,000             -          22,600              -        50,000           68,846
Officer and Director             1994          119,875        17,125          16,444              -        20,000            5,994

Timothy J. Ryan (4)              1996          123,085             -             (1)              -       300,000            1,012
Senior Executive Vice               -                -             -               -              -             -                -
President, President, Sizzler       -                -             -               -              -             -                -
U.S.A., and Director

Christopher R. Thomas            1996          225,000             -             (1)              -        24,444            2,546
Executive Vice President,        1995          185,000             -             (1)              -        45,000            5,383
Finance and Chief                1994          155,000             -             (1)              -        20,000            5,575
Financial Officer

David J. Barton                  1996          128,000             -             (1)              -         4,667            1,968
Vice President,                  1995          105,000             -             (1)              -        15,000
General Counsel, and             1994           95,000             -             (1)              -         5,000
Secretary

Wayne F. McDaniel (5)            1996          180,000             -             (1)              -        24,000            2,379
Executive Vice President,        1995          180,000             -             (1)              -        20,000            5,389
Operations                       1994          150,000             -             (1)        148,000        20,000            5,116

Lee E. Clancy, Jr. (6)           1996          151,000             -             (1)              -        13,964            1,248
Vice President,                  1995          137,850             -             (1)              -         5,000            6,646
Human Resources and              1994          128,000             -             (1)              -             0            6,825
Training


(1) Other Annual Compensation does not exceed the lesser of $50,000 or 10% of total salary and bonus. Other Annual Compensation represents: a) automobile allowance and cost reimbursement, b) reimbursements for legal and tax assistance, c) premiums on group life insurance, and d) executive medical plan costs.

(2) Restricted stock may be sold to eligible employees at the discretion of the Board of Directors for an amount that is not less than the par value of such shares. All restricted stock sold to date has bee n sold at $.10 per share. Dividends, when paid, are paid on all restricted stock. All restricted share s are subject to limitations on sale or other disposition thereof, which terminate upon the satisfaction of certain criteria established by the Board of Directors at the time of the sale, generally over an eight year period. As of the end of fiscal 1996, the aggregate restricted stock holdings remaining, valued as of the date of the grant, are as follows: Mr. Perkins, 25,375 shares valued at $417,322, Mr. Thomas, 32,675 shares valued at $514,179, Mr. Barton, 0 shares, Mr. McDaniel, 20,000 shares valued at $148,000, and Mr. Clancy, 12,850 shares valued at $220,831.

(3) All Other Compensation for 1996 represents: a) Company contributions to the Employee Savings Plan, b) allocations of non-vested funds forfeited by terminated employees and c) relocation expenses, and loan forgiveness, respectively, as follows: Mr. Perkins, $0, $1,736, $0, and $38,930; Mr. Thomas, $0, $1,329, $0, and $0; Mr. Barton, $0, $751, $0, and $0; Mr.
    McDaniel, $0, $1,162, $0, and $0; and Mr. Clancy , $0, $0 and $0, and $0.

(4) Mr. Ryan joined the Company in November 1995.

(5) Mr. McDaniel resigned from the Company in June 1996. The Executive Vice President of Operations position has been filled by Mr. Michael Fitzpatrick effective July 1996.

(6) Mr. Clancy resigned from the Company effective April 30, 1996. The Vice President of Human Resources position has been filled by Ms. Elizabeth A. Payne effective April 1996.

                  STOCK OPTION GRANTS IN THE FISCAL YEAR (1)


                                              INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                --------------------------------------------------            VALUE AT
                                             % OF TOTAL      EXERCISE                   ASSUMED RATES OF STOCK
                                OPTIONS   OPTIONS GRANTED     PRICE                       PRICE APPRECIATION
                                GRANTED   TO EMPLOYEES IN      PER      EXPIRATION         FOR OPTION TERM
         NAME                   (#)(2)      FISCAL YEAR       SHARE        DATE           5%($)        10%($)
         ----                   -------   ---------------    --------   ----------       ---------------------
Kevin W. Perkins.............    34,888         4.65%         $5.625     May 1, 2005     123,417       312,764
Timothy J. Ryan..............   300,000        39.97%         $3.875    Nov. 1, 2005     731,090     1,852,726
Christopher R. Thomas........    24,444         3.46%         $5.625     May 1, 2005      86,471       219,136
David J. Barton..............     4,667         0.62%         $5.625     May 1, 2005      16,510        41,839
Wayne F. McDaniel............    24,000         3.20%         $5.625     May 1, 2005      84,901       215,155
Lee E. Clancy, Jr............    13,964         1.86%         $5.625     May 1, 2005      49,398       125,184

(1) No Stock Appreciation Rights (SARs) were granted to the named individuals during fiscal 1995.

(2) Options granted are exercisable starting one year after the grant date, with a specified percentage of the shares covered thereby becoming exercisable at that time and with an additional specified percentage of the option shares becoming exercisable on each successive anniversary date, until full vesting.


                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                          Value of Unexercised
                            Shares                        Number of Unexercised          In-the-Money Options at
                          Acquired on      Value        Options at Fiscal Year End         Fiscal Year End ($)
      Name                 Exercise       Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
      ----                -----------     --------     -----------    -------------    -----------   -------------
Kevin W. Perkins               -             -            52,500          72,388            -               -
Timothy J. Ryan                -             -                 0         300,000            -               -
Christopher R. Thomas          -             -            50,000          59,444            -               -
David J. Barton                -             -            17,000          16,667            -               -
Wayne F. McDaniel              -             -            29,250          49,750            -               -
Lee E. Clancy, Jr.             -             -            32,000          18,964            -               -


BOARD COMMITTEES AND DIRECTOR COMPENSATION

The Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, and a Nominating Committee.

The Board of Directors of the Company met seven times during fiscal 1996. Each director attended 75% or more of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by committees of the board on which he or she served.

Messrs. Merryman (Chairman) and Smith, and Richard P. Bermingham, comprised the Audit Committee until February 1996, when Ms. Scott was appointed to the Committee to fill the vacancy created by Mr. Bermingham's resignation from Board. The Audit Committee met three times during fiscal 1996. The Audit Committee recommends to the Board of Directors the appointment of the Company's independent auditors, reviews the fee arrangements and scope of the annual audit, reviews the activities and recommendations of the Company's internal auditors and considers the comments of the independent auditors with respect to internal accounting controls.

Messrs. Hansen (Chairman), Dailey and Kees comprised the Compensation and Stock Option Committee, which met five times during fiscal 1996. The Compensation and Stock Option Committee approves officers' salaries, administers executive compensation plans, reviews and approves the grant of options and restricted stock and approves bonus schedules for Company employees.

Messrs. Bermingham (Chairman) and Kees and Ms. Scott comprised the Nominating Committee until February 1996, when Mr. Smith was appointed as Chairman of the Committee to fill the vacancy created by Mr. Bermingham's resignation from the Board. The Nominating Committee met once during fiscal 1996. The Nominating Committee has the responsibility of nominating the officers of the Company, and recommending candidates for election to the Board of Directors at the Annual Meeting of Stockholders and to fill vacancies or newly created directorships.

In his capacity as the Chairman of the Board of Directors, during fiscal 1996 Mr. Collins received a salary at the rate of $60,000 per year. Each other Director who is not an employee of the Company is paid a retainer fee of $20,000 per year and is also paid a fee of $1,000 for attending each meeting of the Board of Directors, and $1,000 for attending committee meetings not held in conjunction with a Board meeting. Under the Company's Stock Option Plan for Non-Employee Directors, each Director who is not an employee of the Company is automatically granted, on the date of any annual meeting of which the Director is elected or re-elected to the Board, an option to purchase 2,000 shares of the Company's Common Stock. The exercise price of each option is the fair market value of the Common Stock on the grant date. Options granted under the plan vest and become exercisable on the date of the Company's next annual meeting following the grant date, provided that the Director continues to serve as a Director until such date.

EXECUTIVE SUPPLEMENTAL BENEFIT PLAN

During fiscal 1996, Mr. Collins, Mr. Perkins, Mr. Thomas, and Mr. Raedeke (as well as certain other managerial or administrative employees) participated in the Company's Executive Supplemental Benefit Plan. Under the Supplemental Benefit Plan, the normal retirement date is the later of the participant's sixty-fifth birthday or the date the participant achieves 10 years of service under the Supplemental Benefit Plan. Participants who retire at the normal retirement date are entitled to receive 65% of the average for their three highest years of earnings, comprised of base salary and standard bonus, but excluding any other cash bonus or form of remuneration, during the last five years of employment, reduced by 50% of the participant's primary social security benefit and by the annuitized value of the participant's account balance under the profit sharing portion of the Company's Employee Savings Plan. Such benefits are payable as a life and survivor annuity. Participants who retire between the ages of 55 and 65 and who have completed 15 years of service under the Supplemental Benefit Plan are entitled to receive reduced benefits based on age and the number of years of service completed.

EMPLOYMENT CONTRACTS

In October 1995, the Company entered into a three-year employment agreement with Timothy J. Ryan under which Mr. Ryan is to serve as Senior Executive Vice President and President of the Sizzler USA division. The agreement provides for an annual base salary of $250,000, participation in the Company's Bonus Program, salary continuation benefits in the event of death or disability equal to three month's salary, and severance equal to Mr. Ryan's annual salary for the remaining term of the agreement plus one year. Severance is payable upon, among other events, termination of the agreement by Mr. Ryan following a change in control of Sizzler. The agreement also provides for other benefits generally available to executive officers of the Company.

In May 1996, the Company entered into three-year employment agreements with seven additional executive officers (Messrs. Perkins, Thomas, Barton, Kowalski, Raedeke, Tondro and Ms. Payne). Each of these agreements provides for the officer's annual base salary, participation in the Company's Bonus Program, one year's severance, and other benefits generally available to executive officers of the Company.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

It is the duty of the Compensation and Stock Option Committee to administer the Company's various compensation and incentive plans, including its 1991 Employee Stock Incentive Plan, Management Incentive Plan and Executive Supplemental Benefit Plan. In addition, we review compensation levels in light of the performance of members of senior management, including the five most highly compensated executive officers. The Committee is composed entirely of independent outside directors. No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries. The Committee reviews all aspects of compensation for senior management with the Board of Directors.

The Company routinely has retained the services of outside compensation consulting firms to assist the Committee in connection with the performance of its various duties. These firms provide advice to the Committee with respect to the reasonableness of compensation paid to senior management of the Company. Typically, this advice takes into account how the Company's compensation programs compare to those of competing companies as well as the Company's performance. Members of the Committee also review compensation surveys and analyses provided by such firms, including material prepared by the Company's Human Resources Department.

The compensation policy of the Company, which is endorsed by the Committee, is that a substantial portion of the annual compensation of each officer relate to and must be contingent upon the performance of the Company or a business unit, the enhancement of shareholder value, and/or the individual contributions of each officer. As a result, much of an executive officer's potential compensation is "at risk" under an annual bonus compensation program. In addition, the Committee seeks to offer compensation opportunities comparable to those provided by other similar companies in the restaurant industry. The Committee strives to create a direct link between the long-term interests of executives and shareholders. Through the use of stock-based incentives, the Committee focuses the attention of its executives on managing the Company from the perspective of an owner with an equity stake.

The Company's Fiscal 1996 Management Incentive Program was designed to help motivate key managerial personnel who have direct ability to influence short and long-term corporate results and to reward them for the successful attainment of corporate objectives, goals and strategies. The Incentive Plan provided for the payment of bonuses based upon the attainment of certain corporate performance criteria. In fiscal 1996, the criterion for all participants other than the Chief Executive Officer was an improvement in the Company's pre-tax income from U.S. operations by 6% or more as compared to pre-tax income during the preceding fiscal year. Assuming a percentage decrease in pre-tax loss or a percentage increase in pre-tax income (or a combination of both) of 15% in fiscal 1996 over fiscal 1995, each Incentive Plan participant would have been entitled to receive for fiscal 1996 an incentive award in an amount equal to 100% of his or her standard incentive award. Standard incentive awards were a designated percentage of base salary, ranging from 10% to 70% depending on the participant's responsibilities and relative position within the Company. To the extent that improvement in the Company's 1996 pre-tax income was more or less than 15%, the percentage of each participant's standard incentive award would have been adjusted upward to a maximum of 200% or downward to a minimum of 10%.

Under the Incentive Plan, incentive awards could be made either in cash or, in accordance with an established formula, stock options. Until the improvement in pre-tax income resulted in positive pre-tax income from U.S. operations, 50% of the award would be made in stock options and the balance in any combination of cash or stock options as the participant might elect. For such year as the improvement in pre-tax income resulted in positive income from U.S. operations, the incentive award would be made in any combination of cash or stock options as the participant might elect.

The pre-tax income improvement criterion was not met in fiscal 1996, and no incentive awards were made under the Incentive Plan for fiscal 1996.

The salary of Mr. Perkins, the Company's Chief Executive Officer, was established as $300,000 for fiscal 1996. The standard percentage of salary payable to Mr. Perkins as an incentive award under the Incentive Plan was established at 70%. Unlike the incentive awards of other executive officers, fifty percent of Mr. Perkins' incentive award was based on improvement in pre-tax income from U.S. operations, with the remaining fifty percent based on improvement in pre-tax income from International operations. No award was made to Mr. Perkins under the Incentive Plan for fiscal 1996. Like other members of senior management, in the first quarter of 1996 Mr. Perkins was awarded a stock option on the basis described below. Mr. Perkins also was entitled to receive perquisites and other benefits on the same basis as other executive officers of the Company.

For fiscal 1996, the Committee also considered and approved stock option grants to each of the senior officers of the Company, along with other members of
management.   The Committee determined the size of the stock option awards based on a designated percentage of total cash compensation divided by the option exercise price. The designated percentages, which were based on each individual's responsibilities and relative position within the Company, ranged from 10% to 70% (the latter percentage designated only for the Chief Executive Officer). Option exercise prices equaled the closing price of the Companys stock on the New York Stock Exchange on the date of grant, and the options were exercisable after two years.

In the second half of fiscal 1996, the Committee conducted a review of Incentive Plan and the Company's executive compensation program generally. The Committee found that, in light of certain events and developments, it was necessary and appropriate to revise the Company's executive compensation program to enhance its effectiveness in attracting and retaining talented key management. The events and developments included the assumption of additional functions by key executives as a result of reductions in corporate administrative overhead in December 1995, the anticipated assumption of major additional responsibilities by key executives in connection with the bankruptcy proceeding, evidence of increased employee attrition, and the need to develop simpler and more direct incentives to achieve certain specific key objectives deemed desirable by the Board of Directors.

Based on these findings, the Committee approved certain revisions to the Company's executive compensation program, which were implemented by the Company effective in May 1996. The revised program featured a new Incentive Plan, a severance policy, and a restructuring of executive equity incentives. The Committee also approved the use of employment agreements for eight of the Company's executive officers.

Under the new Incentive Plan, participants are entitled to a one-time cash bonus on the Program Termination Date, defined as May 1, 1998 or the earlier occurrence of either of two key strategic objectives. The amount of the bonus is established as a designated percentage of annual base salary, ranging from 40% to 125% depending on the participant's responsibilities and relative position within the Company. To be eligible for the bonus, a participant must remain continuously employed by the Company on a full time basis until the Program Termination Date. The key strategic objectives under the Bonus Program consist of either confirmation of a plan of reorganization in the Company's Chapter 11 bankruptcy or consummation of a merger or sale transaction in respect of the Company.

As part of the Company's severance policy, executive officers and other key managerial personnel are entitled to a severance payment upon termination of employment. The amount of the severance ranges from six to twelve months of annual base salary, depending on the employee's responsibilities and relative position within the Company. For a payment to be due, such termination must be either by the Company other than for cause or by the employee in the case of specified events.

As part of the restructuring of management equity incentives, the Committee approved the award of restricted shares to each of the senior officers of the Company, along with other members of management.. Restricted shares generally are subject to restrictions on resale by the holder and to a right of repurchase by the Company until the achievement of certain objectives or the occurrence of certain events. Each of the officers received a number of restricted shares that was based on his or her responsibilities and relative position in the Company. The restricted shares were sold to employees at par value ($.01 per share), and were granted on the condition that the recipient cancel any outstanding stock options previously granted to the recipient under the 1991 Employee Stock Incentive Plan.

The Committee believes that the award of restricted shares is a cost-effective way to align management's interests with those of shareholders, motivate those who have direct ability to influence short and long-term corporate results, and maximize the likelihood that corporate objectives, goals and strategies will be attained.

                                Compensation and Stock Option Committee


                                William S. Hansen, Chairman

                                Peter H. Dailey

                                Wayne G. Kees
July 29, 1996

STOCK PERFORMANCE GRAPH.

The following graph compares the cumulative total return for Sizzler stock with the comparable cumulative returns of (i) a broad market index: The Dow Jones Equity Market Index and (ii) a published industry or line of business index:
the Dow Jones-Entertainment and Leisure (Restaurants) index. The graph covers the time period from the end of fiscal 1991 until the end of fiscal 1996. It assumes $100 invested on April 30, 1991 in Sizzler stock and $100 invested at that time in each of the indexes. The comparison assumes that all dividends are reinvested.



               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
         AMONG SIZZLER INTERNATIONAL, DOW JONES EQUITY MARKET INDEX AND DOW JONES-ENTERTAINMENT AND LEISURE (RESTAURANTS) INDEX

                        PERFORMANCE GRAPH APPEARS HERE

                                                           DOW
                                            DOW JONES      JONES-ENTERTAINMENT
Measurement Period           SIZZLER        EQUITY MARKET  AND LEISURE
(Fiscal Year Covered)        INTERNATIONAL  INDEX          (RESTAURANTS) INDEX
- ---------------------        -------------  -------------  -------------------
Measurement Pt- 4/30/1991    $100           $100           $100
FYE   4/30/1992              $ 81           $115           $131
FYE   4/30/1993              $ 49           $141           $126
FYE   4/29/1994              $ 50           $133           $169
FYE   4/28/1995              $ 41           $155           $185
FYE   4/30/1996              $ 28           $204           $242

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------------------------------------------------------------------------

As of June 30, 1996, according to filings with the Securities and Exchange Commission and to the best knowledge of the Company, the following persons (as depicted in the schedule below) are the beneficial owners of more than 5% of the outstanding voting shares of the Company.

                                                                                    AMOUNT AND NATURE OF             PERCENT OF
TITLE OF CLASS                  NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)             CLASS
- ---------------                 ------------------------------------               ------------------------          ----------
Common Stock                    James A. Collins                                       3,818,840(2)                    13.4%
                                12655 W. Jefferson Boulevard
                                Los Angeles, California 90066

Common Stock                    The Capital Group Companies, Inc. ("CGCI")             3,388,300(3)                    11.7%
                                Capital Guardian Trust Co.
                                333 South Hope Street
                                Los Angeles, California  90071

Common Stock                    State of Wisconsin Investment Board                    2,753,000                        9.5%
                                P.O. Box 7842
                                Madison, Wisconsin 53707

Common Stock                    GeoCapital Corporation                                 1,691,945(4)                     5.8%
                                767 Fifth Avenue
                                New York, New York  10153

Common Stock                    Dimensional Fund Advisors Inc. ("DFAI")                1,547,234(5)                     5.3
                                1299 Ocean Avenue, 11th Floor
                                Santa Monica, California  90401

(1) Possesses sole voting and investment power for all shares of Common Stock beneficially owned unless otherwise indicated.

(2) Does not include 334,483 shares of Common Stock held by an independent trustee for the benefit of Mr. Collins' adult children as to which Mr. Collins disclaims beneficial ownership.

(3) CGCI and its affiliates possess sole investment power, but voting power only for 1,907,600 shares of Common Stock. CGCI and its affiliates disclaim beneficial ownership of these shares. The Company has been advised that the shares are held by one or more separate investment management companies affiliated with CGCI, each of which manages accounts on behalf of others.

(4)  Possesses sole investment power and no voting power.

(5) DFAI possesses sole investment power, but voting power only for 1,097,534 shares of Common Stock. DFAI disclaims beneficial ownership of these shares. The Company has been advised that the shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, investment vehicles for qualified employee benefit plans, for all of which entities DFAI, a registered investment advisor, serves as investment manager.

                        STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the equity securities of the Company beneficially owned by each director of the Company, and by all directors and officers of the Company as a group, on June 30, 1996.


                                                      AMOUNT AND NATURE
                                                   OF BENEFICIAL OWNERSHIP    PERCENT OF
NAME                                               OF COMMON STOCK (1) (3)       CLASS
- ----                                               -----------------------    ----------
DIRECTORS

James A. Collins................................        3,818,840 (2)            13.4%

Kevin W. Perkins................................          251,703                 *

Timothy J. Ryan.................................          210,000                 *

Peter H. Dailey.................................            8,000                 *

William S. Hansen...............................           11,012                 *

Wayne G. Kees...................................           20,745                 *

H. Wallace Merryman.............................           30,991                 *

Carol A. Scott..................................            7,000                 *

Charles F. Smith................................            2,000                 *

EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

Christopher R. Thomas...........................          193,954                 *

David J. Barton.................................           75,000                 *

Elizabeth Payne.................................           54,000                 *

Michael J. Raedeke..............................           42,000                 *

Ryan S. Tondro..................................           81,000                 *

All Directors and Executive Officers
as a group (13 persons).........................        4,806,245                16.5%

*Less than one percent (1%) of class.

(1)  Possesses sole voting and investment power.
(2) Does not include 334,483 shares of Common Stock held by an independent trustee for the benefit of Mr. Collins' adult children as to which Mr. Collins disclaims beneficial ownership.
(3) Includes shares issuable pursuant to options exercisable within 60 days of June 30, 1996 in the following amounts: Mr. Smith-2,000 shares, Ms. Scott-6,000, Messrs. Dailey, Hansen, Kees, and Merryman-8,000 shares each, and all directors and executive officers as a group-40,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ---------------------------------------------------------

In fiscal 1996, the Company entered into employment agreements with certain executive officers. (See Item 11 "Executive Compensation.")

On January 1, 1990, CFI loaned Kevin Perkins, a Director and the President and Chief Executive Officer of the Company, $A250,000 in order to assist him in purchasing a new home. Pursuant to the terms of the promissory note, so long as Mr. Perkins remains employed by the Company in a capacity of Vice President and President, Asian/Pacific or in a position of greater responsibility, no interest accrues on the principal balance and the principal balance is subject to reduction in accordance with an amortization schedule. Assuming Mr. Perkins remains employed with the Company, the principal amount will be deemed fully repaid on December 31, 1996. The outstanding principal balance, which was converted into U.S. dollars in fiscal 1995, was $58,395 as of June 30, 1996.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------

(a)  List of documents filed as part of the report:

     (1)  Financial Statements:

          Report of Independent Public Accountants

          Consolidated Statements of Operations of Sizzler International, Inc.

          Consolidated Balance Sheets of Sizzler International, Inc. and
             Subsidiaries as of April 30, 1996 and 1995.

          Consolidated Statements of Stockholders' Investment of Sizzler
             International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1996.

          Consolidated Statements of Cash Flows of Sizzler International, Inc.
             and Subsidiaries for each of the three years in the period ended April 30, 1996.

          Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

          Schedules supporting Financial Statements:

          II.  Valuation and Qualifying Accounts

               Schedules omitted:

               All other schedules, other than those shown above, have been omitted because the required information is shown in the consolidated financial statements or in the notes thereto, or the amounts involved are not significant, or the required matter is not applicable.

     (3)  Reports on Form 8-K

          No report on Form 8-k was filed by Registrant during the last quarter of fiscal 1996.

    (4)  Exhibits:


         Number                               Description
         ------                               -----------
           3.1       Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-4
                     Registration Statement Number 33-38412.

           3.2       Bylaws of Registrant, incorporated herein by reference to
                     Exhibit 3.2 to Amendment No. 2 to the Registrant's Form S-4 Registration
                     Statement Number 33-38412.

           3.3       Certificate of Amendment of Bylaws of Registrant dated June 19,
                     1991, incorporated herin by reference to Exhibit 3.3 to the
                     Registrant's Form 10-K report for the fiscal year ended April 30,
                     1995.

           4.1       Rights Agreement dated January 22, 1991 between The Bank of New
                     York and Registrant, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form S-4 Registration
                     Statement Number 33-38412.

           4.2       Amendment to Rights Agreement dated March 20, 1996 between The
                     Bank of New York and the Registrant.

           4.3       Certificate of Designation of Series A Junior Participating
                     Preferred Stock of Registrant, incorporated herein by reference to
                     Exhibit 4.2 to Amendment No. 1 to Registrant's Form S-4 Registration
                     Statement Number 33-38412.

          10.1       Corporate Management Incentive Plan--Fiscal Year 1996 of
                     Registrant.

          10.2       Employee Savings Plan of Registrant, restated as of January 1,
                     1992, incorporated herein by reference to Exhibit 10.2 to the
                     Registrants Form 10-K report for the fiscal year ended April 30,
                     1995.

          10.3       Registrants Executive Supplemental Retirement Plan (effective May
                     1, 1985, and including amendments through May 1, 1993).

          10.4       Employment Agreement dated October 30, 1995 between Registrant and
                     Timothy J. Ryan, as amended May 1, 1996.

          10.5       Employment Agreement dated May 1, 1996 between Registrant and Kevin
                     W. Perkins.

          10.6       Employment Agreement dated May 1, 1996 between Registrant and
                     Christopher R. Thomas.

          10.7       Employment Agreement dated May 1, 1996 between Registrant and
                     David J. Barton.

          10.8       Employment Agreement dated May 1, 1996 between Registrant and
                     Elizabeth A. Payne.

          10.9       Employment Agreement dated May 1, 1996 between Registrant and
                     Ryan S. Tondro.

        10.10 Employment Agreement dated May 1, 1996 between Registrant and Richard C. Kowalski.

        10.11 Employment Agreement dated May 1, 1996 between Registrant and Michael J. Raedeke.

        10.12  Form of Executive Bonus Program of Registrant dated May 1,
               1996.

        10.13 Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.14 1991 Employee Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Form S-4 Registration Statement Number 33-38412.

        10.15 Stock Option Plan for Non-Employee Directors of Registrant, incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 Registration Statement No. 33-83410.

        10.16 Current form of Franchise Agreement used by Sizzler Restaurants International, Inc., incorporated herein by reference to Exhibit
               10.5 to Registrant's Form 10-K report for the fiscal year ended April 30, 1991.

        10.17 Current form of Franchise Development Agreement used by Sizzler Restaurants International, Inc., incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-K report for the fiscal year ended April 30, 1991.

        10.18 Master Franchise Agreement dated February 15, 1991 between Collins Foods International Pty., Ltd. and Kentucky Fried Chicken Pty., Ltd., incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K report for the fiscal year ended April 30, 1991.

        10.19 Australian Development Agreement dated February 1, 1996 by and between The Italian Oven, Inc. and Registrant, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.20 Form of The Italian Oven(R) Australian Franchise Agreement, incorporated herein by reference to Exhibit 10.12 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.21 Revolving Credit Agreement dated as of March 22, 1995 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited, incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.22 First Amendment to Revolving Credit Agreement dated as of September 18, 1995 among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited.

        10.23 Standstill Agreement dated March 8, 1996 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. &
               S. A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and the The Industrial Bank of Japan, Limited.

        10.24 Second Standstill Agreement dated April 5, 1996 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited.

        11.00  Computation of Earnings (Loss) Per Share

        21     Subsidiaries of Registrant.

        23     Consent of Arthur Andersen LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   July 21, 1996                     SIZZLER INTERNATIONAL, INC.

                                           By: /s/ Kevin W. Perkins
                                               ------------------------------
                                               Kevin W. Perkins
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                             TITLE                            DATE
- ---------                             -----                            ----

/s/ James A. Collins           Chairman of the Board                   July 21, 1996
- ----------------------------
James A. Collins

/s/ Peter H. Dailey            Director                                July 21, 1996
- ----------------------------
Peter H. Dailey

/s/ William S. Hansen          Director                                July 21, 1996
- ----------------------------
William S. Hansen

/s/ Wayne G. Kees              Director                                July 21, 1996
- ----------------------------
Wayne G. Kees

/s/ H. Wallace Merryman        Director                                July 21, 1996
- ----------------------------
H. Wallace Merryman

/s/ Carol A. Scott             Director                                July 21, 1996
- ----------------------------
Carol A. Scott

/s/ Charles  Smith             Director                                July 21, 1996
- ----------------------------
Charles Smith

/s/ Kevin W. Perkins           President and Chief Executive           July 21, 1996
- ----------------------------
Kevin W. Perkins               Officer (principal executive officer)

/s/ Christopher R. Thomas      Executive Vice President-Finance        July 21, 1996
- ----------------------------
Christopher R. Thomas          (principal financial and accounting
                               officer)

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                                  -----------


                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
               -------------------------------------------------

                                (IN THOUSANDS)


RESERVE FOR DOUBTFUL ACCOUNTS
- -----------------------------

  Year ended April 30, 1996                     $ 8,148         $ 3,824         $ 1,681          -        $10,291
                                =================================================================================


  Year ended April 30, 1995                     $ 9,642         $ 1,304         $ 2,803        $ 5        $ 8,148
                                =================================================================================


  Year ended April 30, 1994                     $ 7,471         $ 3,935         $ 1,823        $59        $ 9,642
                                =================================================================================

RESERVE FOR EXCESS PROPERTIES AND RESTAURANT CLOSURES
- -----------------------------------------------------
  Year ended April 30, 1996                     $55,382               -         $55,382          -              -
                                =================================================================================

  Year ended April 30, 1995                     $99,469               -         $44,087          -        $55,382
                                =================================================================================

  Year ended April 30, 1994                     $15,370         $88,549         $ 4,450          -        $99,469
                                =================================================================================

(1)  Includes non-recurring items totalling $88.0 million associated with the Company's restructuring activities.