Form 10-Q
period 1996-06-21
SIZZLER INTERNATIONAL INC
filed 1996-09-06
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JULY 21, 1996

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 1-10711


                          SIZZLER INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

           DELAWARE                              95-4307254
- --------------------------------------------------------------------------------
(State or other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)              Identification No.)


        12655 WEST JEFFERSON BOULEVARD, LOS ANGELES, CALIFORNIA  90066
- --------------------------------------------------------------------------------
         (Address of Principal Executive Offices, including zip code)

                                (310) 827-2300
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


         ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X        No
         -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 3, 1996
- --------------------------------            --------------------------------
COMMON STOCK $0.01 PAR VALUE                        29,066,325 SHARES

            PART I. FINANCIAL INFORMATION



    SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
               (Debtors-in-Possession)
        CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS)





ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                                                                 July 21,      April 30,
                                                                   1996          1996
                                                               -----------     ---------
                                                               (Unaudited)     (Audited)
                       ASSETS
Current Assets:
  Cash and cash equivalents                                       $ 24,343    $  9,216
  Receivables, net of reserves of $9,781 at
   July 21, 1996 and $9,441 at April 30, 1996                        5,252       5,026
  Inventories                                                        6,328       6,477
  Prepaid expenses and other current assets                          4,621       2,736
                                                                  --------    --------

     Total current assets                                           40,544      23,455
                                                                  --------    --------

Property and equipment, net                                        131,603     135,231
Long-term notes receivable, net of reserves of $1,200
  at July 21, 1996 and $1,200 at April 30, 1996                      1,110       1,128
Intangible assets, net of accumulated amortization of
  $629 at July 21, 1996 and $610 at April 30, 1996                     982         996
Other assets, net of accumulated amortization and reserves of
  $5 at July 21, 1996 and $4 at April 30, 1996                      14,795      17,737
                                                                  --------    --------

     Total assets                                                 $189,034    $178,547
                                                                  ========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     July 21,     April 30,
                                                                       1996         1996
                                                                    ---------    ---------
                                                                   (Unaudited)   (Audited)
      LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                                  $       4   $  28,196
  Accounts payable                                                      12,226      14,390
  Other current liabilities                                              9,098      17,755
  Income taxes payable                                                   3,116       2,844
                                                                     ---------   ---------
     Total current liabilities                                          24,444      63,185
                                                                     ---------   ---------

Long-term Liabilities:
  Long-term debt, net of current portion                                     -       7,041
  Deferred income taxes                                                  5,196       9,032
  Other liabilities                                                     30,866      55,822
  Liabilities subject to compromise under reorganization proceedings    84,168           -
                                                                     ---------   ---------
     Total long-term liabilities                                       120,230      71,895
                                                                     ---------   ---------

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                        -           -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 29,064,209 shares at July 21, 1996
     and 27,767,706 shares at April 30, 1996                               291         278
  Additional paid-in capital                                           274,216     274,221
  Retained earnings (deficit)                                         (235,037)   (235,526)
  Cumulative foreign currency translation adjustments                    4,890       4,494
                                                                     ---------   ---------
     Total stockholders' investment                                     44,360      43,467
                                                                     ---------   ---------

     Total liabilities and stockholders' investment                  $ 189,034   $ 178,547
                                                                     =========   =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE TWELVE WEEKS ENDED JULY 21, 1996 AND JULY 23, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     1996       1995
                                                   -------    --------
                                                        (Unaudited)
Restaurants                                        $80,936    $102,243
Franchise operations                                 3,500       3,258
                                                   -------    --------

Total revenues                                      84,436     105,501
                                                   -------    --------

Cost of sales                                       29,866      38,003
Labor and related expenses                          24,414      29,981
Other operating expenses                            18,028      22,554
Depreciation and amortization                        3,586       6,019
General and administrative expenses                  7,047       7,543
Interest expense                                       393         345
Investment income                                     (277)       (264)
                                                   -------    --------

Total costs and expenses                            83,057     104,181
                                                   -------    --------

Income before income taxes                           1,379       1,320
Provision for income taxes                             885         884
                                                   -------    --------

Net income                                         $   494    $    436
                                                   =======    ========

Net income per common and common equivalent share  $  0.02    $   0.02
                                                   =======    ========

Dividends per share                                $     -    $   0.04
                                                   =======    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE WEEKS ENDED JULY 21, 1996 AND JULY 23, 1995
                                (IN THOUSANDS)

                                                             1996      1995
                                                           --------  --------
                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                                    $494       $436
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                             3,586      6,019
   Deferred income taxes (benefit)                              37       (337)
   Provision for bad debts                                     398        407
   Other                                                     1,822      3,296
- ----------------------------------------------------       -------    -------
                                                             6,337      9,821

Changes in operating assets and liabilities:
   Receivables                                                (556)      (975)
   Inventories                                                 636       (992)
   Prepaid expenses and other current assets                (1,807)        54
   Accounts payable                                         13,940      1,055
   Accrued liabilities                                     (16,199)    (7,311)
   Income taxes payable                                       (364)    (3,545)
- ----------------------------------------------------       -------    -------

Net cash provided by (used in) operating activities          1,987     (1,893)
- ----------------------------------------------------       -------    -------
INVESTING ACTIVITIES
   Additions to property and equipment                        (802)    (5,802)
   Disposal of property and equipment                          975        122
   Other, net                                                1,772       (626)
- ----------------------------------------------------       -------    -------

Net cash provided by (used in) investing activities          1,945     (6,306)
- ----------------------------------------------------       -------    -------

FINANCING ACTIVITIES
   Issuance of long-term debt                               11,310          -
   Reduction of long-term debt                                 (74)    (1,156)
   Dividends paid to stockholders                                -     (1,111)
   Other, net                                                  (41)         -
- ----------------------------------------------------       -------    -------

Net cash provided by (used in) financing activities         11,195     (2,267)
- ----------------------------------------------------       -------    -------

Net increase (decrease) in cash and cash equivalents        15,127    (10,466)
- ----------------------------------------------------       -------    -------

Cash and cash equivalents at beginning of period             9,216     12,220
- ----------------------------------------------------       -------    -------

Cash and cash equivalents at end of period                 $24,343     $1,754
====================================================       =======    =======

The accompanying notes are an integral part of these consolidated condensed financial statements.




                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 21, 1996



1. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K.

     On June 2, 1996, Sizzler International, Inc. (the "Company") enacted a comprehensive restructuring strategy designed to return the domestic operations to profitability. This strategy included the closure of restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc., became Debtors-in-Possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization for each filing company. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

     Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of June 2, 1996, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise in the accompanying consolidated condensed balance sheet represent the Company's estimates of liabilities as of July 21, 1996 subject to adjustment in the reorganization process.

     The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases are in process, the Company continues in possession of its properties and operates and manages its business as a Debtor-in-Possession pursuant to the Bankruptcy Code.

     In the opinion of management, all adjustments necessary for fair presentation

     In the opinion of management, all adjustments necessary for fair presentation of results of operations for the twelve weeks have been included in the interim financial statements.

2. Liabilities subject to compromise under reorganization proceedings consist of the following as of July 21, 1996 (in thousands):

     Accounts payable                                     $16,105
     Other liabilities                                     20,767
     Long-term debt                                        46,513
     Other                                                    783
                                                          -------
                                                          $84,168
                                                          =======


3. For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash invested in securities maturing in 90 days or less. The following are additional disclosure requirements of SFAS No. 95:

                                                    FOR THE TWELVE WEEKS ENDED,
                                                    ---------------------------
                                                      July 21,       July 23,
                                                        1996           1995
                                                    ------------   ------------
     Cash paid for (in thousands):
      Interest (net of amount capitalized)             $  393         $  345
      Income taxes                                     $1,112         $4,964


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



CHAPTER 11 REORGANIZATION
- -------------------------

The Company's domestic operations have produced losses on declining revenues for the past four years. As a result of these events, in the fourth quarter of fiscal 1996, Management reviewed each U.S. restaurant and identified 87 that were in strong markets with prospects for ongoing profitability. The remaining 130 restaurants the Company operated in the U.S. were determined to have insufficient future prospects, even with an anticipated repositioning concept, to warrant continued investment at their location. These 130 restaurants were considered deserving of closure. Fourteen restaurants were closed in the fourth quarter of fiscal 1996 and the remainder were closed in first quarter of fiscal 1997. The Company recorded a restructuring charge of $108.9 million. The restructuring costs included predominantly non-cash write-offs of assets and related disposition costs associated with the closure of the restaurants. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets which are expected to yield returns consistent with Management's expectations and objectives, and to eliminate the Company's investment in non-performing assets.

On June 2, 1996 the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of restaurants in the U.S. and filing for bankruptcy protection. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc. became Debtors-in-Possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the United States Bankruptcy Code. The debtor subsidiaries own and operate substantially all of the Company's domestic restaurant businesses and assets. The Company's International division businesses and assets are owned and operated by separate subsidiaries and are not subject to the U.S. Chapter 11 cases. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075 AG.


MATERIAL CHANGES IN RESULTS OF OPERATIONS - TWELVE WEEKS
- --------------------------------------------------------
 ENDED JULY 21, 1996 VERSUS JULY 23, 1995
- -----------------------------------------

Domestic Company restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) and International Company restaurant sales and franchised restaurant revenues represent the Company's primary sources of revenue. The addition or closure of restaurants, both Company and franchise, and the sales volume of comparable restaurants (those restaurants open more than one year) are important factors to consider in evaluating the Company's results.

Total revenues were $84.4 million for the first twelve weeks of fiscal 1997, which represents a decrease of $21.1 million, or 20.0 percent, compared to the first twelve weeks of the prior fiscal year. This decrease is primarily due to the closure of the 130 U.S. restaurants noted above. Since July 23, 1995, there has been a net decrease of 117 Company-operated and a net decrease of 40 franchised Sizzlers in operation. During the same period, the Company added a net of three KFC restaurants and one The Italian Oven restaurant in Australia. All eight Buffalo Ranch Steakhouse restaurants were closed in the U.S. Revenues declined domestically by $23.2 million or 36.4 percent. International revenues increased by $2.2 million or 5.2 percent compared to the first twelve weeks of the prior year.

Earnings before interest and taxes were $1.5 million for the first twelve weeks of fiscal 1997, an increase of $0.1 million or 6.7 percent compared to the prior year. In the International operations, earnings before interest and taxes declined $0.6 million principally due to higher general and administrative expenses partially offset by higher gross margins. Loss before interest and taxes improved domestically by $0.7 million versus the prior year, primarily due to the impact of closing underperforming units. Pretax income for the first twelve weeks of fiscal 1997 increased $0.1 million to $1.4 million or 1.6 percent of revenues. During fiscal 1996, pretax income was $1.3 million or 1.3 percent of revenues.

Net income for the twelve weeks ended July 21, 1996, was $0.5 million or $0.02 per share, versus net income of $0.4 million or $0.02 per share in the prior year. The average primary shares were 28,848,191 for the twelve weeks ended July 21, 1996, versus 27,797,688 for the same period last year.


INTERNATIONAL OPERATIONS
- ------------------------

International restaurant revenues accounted for 52.0 percent of consolidated revenues. Revenues of $43.9 million were $2.2 million or 5.2 percent higher than the prior year primarily due to the impact of foreign currency exchange rates and the three additional KFC units. Lower sales at Company-operated Sizzlers were offset by higher sales at franchised Sizzlers as well as the additional KFC and The Italian Oven restaurants. Since the first quarter of fiscal 1996, International operations added a net of nine franchised Sizzler restaurants. One Company-operated Sizzler in Australia was converted to a The Italian Oven restaurant in October 1995. Ten franchised restaurants were opened in Puerto Rico, Thailand, South Korea, Australia and Japan, while one was closed in Taiwan. In addition, three Company-operated Sizzlers in Canada were closed. There were also three KFC restaurants opened in Queensland, Australia. As of July 21, 1996, the International operation included 132 Company-operated, joint ventured, and franchised Sizzler restaurants, 93 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 8.8 percent and 12.7 percent, respectively due to increased competition in the casual dining market. The average guest check increased 4.5 percent. The KFC restaurants decreased
1.9 percent in average restaurant sales and 3.0 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry partially offset by the introduction of the breakfast menu. The average customer check has increased 1.0 percent when compared to the prior year.

The Company's international franchise revenues increased $0.7 million or 72.4 percent due to the store openings mentioned above and slightly higher royalty rates offset by lower sales in the Australian market. At July 21, 1996, there were 89 international franchised Sizzler restaurants in Australia, Japan, Taiwan, Thailand, Korea, Singapore, Indonesia, Guatemala and two U.S. territories, versus 80 restaurants in eight countries and two U.S. territories at July 23, 1995.

Earnings before interest and taxes were down $0.6 million or 21.4 percent from the prior year reflecting higher general and administrative expenses partially offset by higher gross margins.


DOMESTIC OPERATIONS
- -------------------

Domestic restaurant operations accounted for 48.0 percent of the Company's consolidated revenues. Revenues reflect a decrease of $23.2 million or 36.4 percent to $40.5 million when compared to the prior year. This decline is due to the closure of the domestic restaurants in the current fiscal year. At July 21, 1996, the number of domestic Company-operated restaurants was 87 versus 200 restaurants at July 23, 1995.

On a comparative restaurant basis, average sales per restaurant decreased 13.8 percent, average customers per restaurant declined 10.1 percent while the average customer check increased 4.2 percent. The sales decrease reflects, in large part, consumer uncertainty regarding the Chapter 11 filing.

As previously discussed, Management believes that the Company's restructuring program and the related transactions significantly improve overall prospects to return to profitability and growth. Restructuring will provide opportunities to enhance the Company's cash flow by reducing the Company's cost structure, increasing the Company's ability to focus on repositioning the Sizzler concept, and expediting the return of domestic operations to profitability.

Sizzler restaurants operate in highly competitive markets. Domestically, the Company's strategy is to a) continue the elimination of non-performing assets, and b) revitalize the Company's dated facilities and upgrade restaurant operations.

The Company is convinced that successful execution of basic restaurant operations in each of its restaurants is critical to its ongoing success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Major emphasis is placed on the proper preparation and delivery of appealing menu items to the consumer. All operations personnel are being retrained in menu execution, guest interaction, sanitation and restaurant management and control.

Domestically, loss before interest and taxes improved $0.7 million compared to the prior year. This decrease primarily reflects the improvement related to closing underperforming units.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.2 percent of consolidated revenues. Compared to the prior year, revenues decreased $0.5 million or 20.4 percent while earnings before interest and taxes increased $1.1 million or 258.6 percent due to the reduction of general and administrative expenses. The revenue decline reflects a net reduction of 49 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of July 21, 1996, the number of domestic franchised restaurants was 225 versus 274 restaurants at July 23, 1995.


CONSOLIDATED COSTS AND EXPENSES
- -------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 0.4 percentage points from the prior year. This decrease is largely the result of lower food and other costs, reflecting the closure of unprofitable restaurants in the U.S.

Net interest expense was $0.1 million in fiscal 1997 and 1996.

The income tax rate decreased from 67.0 percent of pretax income in fiscal 1996 to 64.2 percent in fiscal 1997. Under current accounting standards, the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" the Company may not record a tax benefit for U.S. source losses. This change has no immediate impact on the Company's cash flow or actual tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL
- ---------------

The Company's principal source of working capital is cash provided by operations which amounted to $6.3 million for the first twelve weeks of fiscal 1997 versus $9.8 million for the same period of the prior year. The Company has historically maintained a relatively low current ratio, 1.7 at July 21, 1996 and
0.8 at July 23, 1995. The Company's working capital has generally been in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers.

The Company began to experience liquidity problems in 1996, due primarily to continued sales declines in the Company's U.S. restaurants and costs associated with the development of the Sizzler American Grill repositioning, and higher net interest payments. The Company's working capital at July 21, 1996 was $16.1 million including cash and cash equivalents of $24.3 million. At April 30, 1996 the working capital deficit was $39.7 million.


TOTAL ASSETS / CAPITAL EXPENDITURES
- -----------------------------------

At July 21, 1996, total assets were $189.0 million, an increase of $10.5 million or 5.9 percent from April 30, 1996 due primarily to the increase in cash and cash equivalents. Property and equipment represented approximately 69.6 percent of total assets at July 21, 1996 and 75.7 percent at April 30, 1996.

Capital expenditures were $0.8 million for the first twelve weeks of fiscal 1997, including new restaurant construction of $0.2 million and replacements of $0.6 million. The Company anticipates continuing to build its International operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The International franchise restaurant base has grown by nine incremental franchised Sizzler restaurants since the first quarter of the prior fiscal year. Three KFC restaurants were also added to International operations since the third quarter of last year. In addition, the Company has built one The Italian Oven restaurant in Australia, to test the viability of the concept in that country. Domestically, no new unit growth is planned in fiscal 1997. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


DEBT
- ----

During fiscal 1996, the Company began to experience liquidity problems resulting from declining restaurant sales and higher operating costs which caused the Company to not meet the required debt coverage ratio for the fiscal quarter ended February 4, 1996, on its revolving line of credit. At April 30, 1996, as a result of the Company's non-compliance with its line of credit covenants, no additional amounts were available.

As a result of the Chapter 11 cases filed on June 2, 1996, and the related restructuring strategy, the Company relies primarily on internally generated funds, supplemented, if required, by working capital advances under a new Debtor-in-Possession line of credit facility, totaling $15.0 million on a revolving loan basis, for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service related to the Debtor-in-Possession credit facility and capital expenditure requirements. At July 21, 1996 $15.0 million of the Debtor-in-Possession credit facility was available.

On May 10, 1996, the beneficiary of the Company's letter of credit drew down on the available balances totaling $11.3 million. The letter of credit was issued to provide security for future amounts payable by the Company and its subsidiaries under its captive insurance company, CFI Insurers, Ltd.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



                          PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibit 11 - Computation of Per Share Earnings.

     Exhibit 27 - Financial Data Schedule.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                              EXHIBIT 11 - PART I
                       COMPUTATION OF PER SHARE EARNINGS





The weighted average number of shares used in the computation of net income per share is as follows:

                                              TWELVE WEEKS ENDED
                                            -----------------------
                                             July 21,     July 23,
                                              1996          1995
                                            ----------   ----------
Weighted average of outstanding shares      28,848,125   27,775,434
Common stock equivalents                            66       22,254
                                            ----------   ----------

Primary shares                              28,848,191   27,797,688
Additional shares                                   22        5,153
                                            ----------   ----------

Fully diluted shares                        28,848,213   27,802,841
                                            ==========   ==========



Net income used to calculate primary
 and fully diluted earnings per share         $494,000     $436,000
                                            ==========   ==========




Earnings per share                               $0.02        $0.02
                                            ==========   ==========


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SIZZLER INTERNATIONAL, INC.
                                  Registrant



Date:  September 3, 1996          /s/Kevin W. Perkins
                                  --------------------------------------------
                                  Kevin W. Perkins
                                  Chief Executive Officer



Date:  September 3, 1996          /s/Christopher R. Thomas
                                  --------------------------------------------
                                  Christopher R. Thomas
                                  Executive Vice President, Finance
                                  (Principal Financial Officer)