Form 10-Q
period 1996-10-13
SIZZLER INTERNATIONAL INC
filed 1996-11-27
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

            | X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended OCTOBER 13, 1996

            |   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 1-10711


                          SIZZLER INTERNATIONAL, INC.
_______________________________________________________________________________
             (Exact Name of Registrant as specified in its Charter)

            DELAWARE                                 95-4307254
________________________________________________________________________________
(State or other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


         12655 WEST JEFFERSON BOULEVARD, LOS ANGELES, CALIFORNIA  90066
________________________________________________________________________________
          (Address of Principal Executive Offices, including zip code)

                                 (310) 827-2300
          ____________________________________________________________
              (Registrant's telephone number, including area code)

          ____________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X        No
                                     -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 15, 1996
----------------------------                   --------------------------------
COMMON STOCK $0.01 PAR VALUE                            29,191,325 SHARES

                         PART I. FINANCIAL INFORMATION



                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)





ITEM 1. FINANCIAL STATEMENTS

                                                                  October 13,    April 30,
                                                                      1996         1996
                                                                  -----------    ---------
                                                                  (Unaudited)    (Audited)
                        ASSETS
Current Assets:
  Cash and cash equivalents (Note 3)                              $    23,531    $   9,216
  Receivables, net of reserves of $10,422 at
   October 13, 1996 and $9,441 at April 30, 1996                        3,759        5,026
  Inventories                                                           6,341        6,477
  Prepaid expenses and other current assets                             5,349        2,736
                                                                  -----------    ---------

     Total current assets                                              38,980       23,455
                                                                  -----------    ---------

Property and equipment, net                                           127,986      135,231
Long-term notes receivable, net of reserves of $599
  at October 13, 1996 and $1,200 at April 30, 1996                      1,284        1,128
Intangible assets, net of accumulated amortization of
  $646 at October 13, 1996 and $610 at April 30, 1996                   1,624          996
Other assets, net of accumulated amortization and reserves of
  $5 at October 13, 1996 and $4 at April 30, 1996                      13,501       17,737
                                                                  -----------    ---------

     Total assets                                                 $   183,375    $ 178,547
                                                                  ===========    =========



             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                          October 13,    April 30,
                                                                              1996          1996
                                                                          -----------   ----------
                                                                          (Unaudited)    (Audited)
          LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                                       $        10   $   28,196
  Accounts payable                                                             13,314       14,390
  Other current liabilities                                                    10,412       17,755
  Income taxes payable                                                          1,403        2,844
                                                                          -----------   ----------
     Total current liabilities                                                 25,139       63,185
                                                                          -----------   ----------

Long-term Liabilities:
  Long-term debt, net of current portion                                            -        7,041
  Deferred income taxes                                                         5,985        9,032
  Other liabilities                                                            25,643       55,822
  Liabilities subject to compromise under reorganization proceedings           83,612            -
                                                                          -----------   ----------
     Total long-term liabilities                                              115,240       71,895
                                                                          -----------   ----------

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                               -            -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 29,051,325 shares at October 13, 1996
     and 27,767,706 shares at April 30, 1996                                      291          278
  Additional paid-in capital                                                  274,228      274,221
  Retained earnings (deficit)                                                (235,657)   (235,526)
  Cumulative foreign currency translation adjustments                           4,134        4,494
                                                                          -----------   ----------
     Total stockholders' investment                                            42,996       43,467
                                                                          -----------   ----------
     Total liabilities and stockholders' investment                       $   183,375   $  178,547
                                                                          ===========   ==========


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 13, 1996 AND OCTOBER 15, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     1996                1995
                                                   ---------          ---------
                                                            (Unaudited)

Restaurants                                        $ 146,596          $ 201,514
Franchise operations                                   5,873              6,207
                                                   ---------          ---------
Total revenues                                       152,469            207,721
                                                   ---------          ---------

Cost of sales                                         56,106             74,246
Labor and related expenses                            43,457             59,905
Other operating expenses                              31,897             44,631
Depreciation and amortization                          6,810             12,055
General and administrative expenses                   12,940             14,807
Interest expense                                         484                734
Investment income                                       (514)              (483)
                                                   ---------          ---------

Total costs and expenses                             151,180            205,895
                                                   ---------          ---------

Income before income taxes                             1,289              1,826
Provision for income taxes                             1,417              1,222
                                                   ---------          ---------

Net income                                         $    (128)         $     604
                                                   =========          =========

Net income per common and common
 equivalent share                                  $       -          $    0.02
                                                   =========          =========

Dividends per share                                $       -          $    0.08
                                                   =========          =========


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE TWELVE WEEKS ENDED OCTOBER 13, 1996 AND OCTOBER 15, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                     1996                1995
                                                   ---------          ---------
                                                            (Unaudited)
Restaurants                                        $  65,660          $  99,271
Franchise operations                                   2,373              2,949
                                                   ---------          ---------

Total revenues                                        68,033            102,220
                                                   ---------          ---------

Cost of sales                                         26,240             36,243
Labor and related expenses                            19,043             29,924
Other operating expenses                              13,869             22,077
Depreciation and amortization                          3,224              6,036
General and administrative expenses                    5,893              7,264
Interest expense                                          91                389
Investment income                                       (237)              (219)
                                                   ---------          ---------

Total costs and expenses                              68,123            101,714
                                                   ---------          ---------

Income before income taxes                               (90)               506
Provision for income taxes                               532                338
                                                   ---------          ---------

Net income                                         $    (622)         $     168
                                                   =========          =========



Net income per common and common
 equivalent share                                  $   (0.02)         $    0.01
                                                   =========          =========

Dividends per share                                $       -          $    0.04
                                                   =========          =========


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 13, 1996 AND OCTOBER 15, 1995
                                (IN THOUSANDS)


                                                           1996      1995
                                                         --------  --------
                                                             (Unaudited)
OPERATING ACTIVITIES
Net income                                              $  (128) $    604
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                          6,810    12,055
   Deferred income taxes (benefit)                           88    (1,397)
   Provision for bad debts                                  498        59
   Other                                                  3,413     2,479
----------------------------------------------------    -------  --------

                                                         10,681    13,800
Changes in operating assets and liabilities:
   Receivables                                              664    (2,204)
   Inventories                                              623    (1,093)
   Prepaid expenses and other current assets             (2,535)      813
   Accounts payable                                      15,538       (53)
   Accrued liabilities                                  (19,756)  (10,613)
   Income taxes payable                                  (1,789)      (77)
----------------------------------------------------    -------  --------

Net cash provided by (used in) operating activities       3,426       573
----------------------------------------------------    -------  --------
INVESTING ACTIVITIES
   Additions to property and equipment                   (2,369)  (15,099)
   Disposal of property and equipment                     1,554       367
   Other, net                                               646      (938)
----------------------------------------------------    -------  --------

Net cash provided by (used in) investing activities        (169)  (15,670)
----------------------------------------------------    -------  --------

FINANCING ACTIVITIES
   Issuance of long-term debt                            11,310     7,000
   Reduction of long-term debt                             (193)   (1,300)
   Dividends paid to stockholders                             -    (2,222)
   Other, net                                               (59)        -
----------------------------------------------------    -------  --------

Net cash provided by (used in) financing activities      11,058     3,478
----------------------------------------------------    -------  --------

Net increase (decrease) in cash and cash equivalents     14,315   (11,619)
----------------------------------------------------    -------  --------

Cash and cash equivalents at beginning of period          9,216    12,220
----------------------------------------------------    -------  --------

Cash and cash equivalents at end of period              $23,531  $    601
====================================================    =======  ========

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 13, 1996



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

     Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of June 2, 1996, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise in the accompanying consolidated condensed balance sheet represent the Company's estimates of liabilities as of October 13, 1996 subject to adjustment in the reorganization process.

     Liabilities subject to compromise under reorganization proceedings consist of the following as of October 13, 1996 (in thousands):

           Accounts payable           $16,614
           Other liabilities           19,701
           Long-term debt              46,514
           Other                          783
                                      -------
                                      $83,612
                                      =======

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

     In the opinion of management, all adjustments necessary for fair presentation of results of operations for the twenty-four weeks have been included in the interim financial statements.

2. In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $108.9 million. The restructuring costs included predominately non-cash write-offs of assets and related disposition costs associated with the closure of 116 restaurants in the United States. At October 13, 1996, the Company had unused reserves of $28.0 million.

3. During the quarter ending October 13, 1996, a negative cash balance of $4,577,000 was reclassified to accounts payable. This balance represents a negative disbursement account and gift certificates issued and outstanding. The balances in these accounts at April 30, 1996, were negative $11,033,000 and have not been restated on the balance sheet.

4. For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash invested in securities maturing in 90 days or less. The following are additional disclosure requirements of SFAS No. 95:

                                                    FOR THE TWENTY-FOUR WEEKS ENDED,
                                                    --------------------------------
                                                      October 13,       October 15,
                                                         1996              1995
                                                    ---------------    -------------
         Cash paid for (in thousands):
          Interest (net of amount capitalized)           $  484           $  734
          Income taxes                                   $3,443           $5,021



                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



CHAPTER 11 REORGANIZATION
-------------------------

The Company's domestic operations have produced losses on declining revenues for the past four years. As a result of these events, in the fourth quarter of fiscal 1996, Management reviewed each U.S. restaurant and identified 87 that were in markets with prospects for ongoing profitability. The remaining 130 restaurants the Company operated in the U.S. were determined to have insufficient future prospects to warrant continued investment at their location. Fourteen restaurants were closed in the fourth quarter of fiscal 1996 and the remainder were closed in first quarter of fiscal 1997. At April 30, 1996, the Company recorded a restructuring charge of $108.9 million. The restructuring costs included predominantly non-cash write-offs of assets and related disposition costs associated with the closure of the restaurants. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets which are expected to yield returns consistent with Management's expectations and objectives, and to eliminate the Company's investment in non-performing assets. As the reorganization continues, underperforming restaurants will continue to be closely monitored and are subject to review.

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


MATERIAL CHANGES IN RESULTS OF OPERATIONS - TWENTY-FOUR WEEKS
-------------------------------------------------------------
ENDED OCTOBER 13, 1996 VERSUS OCTOBER 15, 1995
----------------------------------------------

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

Total revenues were $152.5 million for the first twenty-four weeks of fiscal 1997, which represents a decrease of $55.3 million, or 26.6 percent, compared to the first twenty-four weeks of the prior fiscal year. This decrease is primarily due to the closure of the 130 U.S. restaurants noted above. Since October 15, 1995, there has been a net decrease of 119 Company-operated and a net decrease of 38 franchised Sizzlers in operation. During the same period, the Company added a net of two KFC restaurants. All seven Buffalo Ranch Steakhouse restaurants were closed in the U.S. Revenues declined domestically by $55.5 million or 45.2 percent. International revenues increased by $293,000 or 0.4 percent compared to the first twenty-four weeks of the prior year.

Earnings before interest and taxes were $1.3 million for the first twenty-four weeks of fiscal 1997, a decrease of $818,000 or 39.4 percent compared to the prior year. In the International operations, earnings before interest and taxes declined $2.8 million principally due to higher food costs and general and administrative expenses. Earnings before interest and taxes improved domestically by $2.0 million versus the prior year, primarily due to the impact of closing underperforming restaurants. Pretax income for the first twenty-four weeks of fiscal 1997 decreased $0.5 million to $1.3 million or 0.8 percent of revenues. During fiscal 1996, pretax income was $1.8 million or 0.9 percent of revenues.

Net income for the twenty-four weeks ended October 13, 1996, was a loss of $128,000, resulting in no earnings per share, versus net income of $604,000 or $0.02 per share in the prior year. The average primary shares were 28,955,000 for the twenty-four weeks ended October 13, 1996, versus 27,800,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant revenues accounted for 55.9 percent of consolidated revenues. Revenues of $85.2 million were $293,000 or 0.4 percent higher than the prior year primarily due to the impact of foreign currency exchange rates and two additional KFC restaurants. Lower sales at Company-operated Sizzlers were offset by higher sales at franchised Sizzlers as well as the additional KFC restaurants. Since the second quarter of fiscal 1996, International operations added a net of seven franchised Sizzler restaurants. A total of nine franchised restaurants were opened in Puerto Rico, Thailand, South Korea, Singapore, Australia and Japan, while one was closed in Taiwan and one in Australia. In addition, three Company-operated Sizzlers in Canada were closed. There were also two KFC restaurants opened in Queensland, Australia. As of October 13, 1996, the International operation included 132 Company-operated, joint ventured, and franchised Sizzler restaurants, 93 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, average sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 13.8 percent and 15.0 percent, respectively due to increased competition in the casual dining market, as well as recent adverse publicity regarding salad bars in general, that has appeared in the Australian press. The average guest check increased
1.4 percent. The KFC restaurants decreased 1.4 percent in average restaurant sales and 4.1 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry partially offset by the introduction of the breakfast menu. The average customer check has increased 2.9 percent when compared to the prior year.

The Company's international franchise revenues increased $442,000 or 23.8 percent primarily due to the store openings mentioned above offset by lower sales in the Australian market. At October 13, 1996, there were 89 international franchised Sizzler restaurants in Australia, Japan, Taiwan, Thailand, Korea, Singapore, Indonesia, Guatemala and two U.S. territories, versus 82 restaurants in eight countries and two U.S. territories at October 15, 1995.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 41.8 percent of the Company's consolidated revenues. Sales by Company-operated restaurants reflect a decrease of $54.8 million or 46.2 percent to $63.7 million when compared to the prior year. This decline is due to the closure of domestic restaurants in the current fiscal year. At October 13, 1996, the number of domestic Company-operated restaurants was 84 versus 200 restaurants at October 15, 1995.

On a comparative restaurant basis, average sales per Company-operated restaurant decreased 14.1 percent, average customers per restaurant declined 10.7 percent and the average customer check decreased 3.8 percent. The sales decrease reflects, in large part, consumer uncertainty regarding the store closures.

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

Domestically, the loss before interest and taxes improved $2.0 million compared to the prior year. This increase primarily reflects the improvement related to closing underperforming restaurants.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.3 percent of consolidated revenues. Compared to the prior year, revenues decreased $776,000 or 17.8 percent while earnings before interest and taxes increased $1.9 million due to the reduction of general and administrative expenses. The revenue decline reflects a net reduction of 45 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of October 13, 1996, the number of domestic franchised restaurants was 222 versus 267 restaurants at October 15, 1995.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, increased less than 0.1 percentage points from the prior year. This slight increase reflects higher food and other costs offset by lower occupancy costs and labor and related expenses, resulting from the closure of unprofitable restaurants in the U.S.

Net interest expense was $484,000 in fiscal 1997 and $734,000 in 1996.

The provision for income taxes increased from $1.2 million in fiscal 1996 to $1.4 million in fiscal 1997. Under current accounting standards, the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" the Company may not record a tax benefit for U.S. source losses. Since the Company is not allowed to record a tax benefit for U.S. source losses, the provision for income taxes reflects taxes on foreign operations.



MATERIAL CHANGES IN RESULTS OF OPERATIONS - TWELVE WEEKS
--------------------------------------------------------
ENDED OCTOBER 13, 1996 VERSUS OCTOBER 15, 1995
----------------------------------------------

Total revenues were $68.0 million for the second quarter of fiscal 1997, which represents a decrease of $34.2 million, or 33.4 percent, compared to the second quarter of the prior fiscal year. This decrease is primarily due to the closure of the 130 U.S. restaurants noted above. Since October 15, 1995, there has been a net decrease of 119 Company-operated and a net decrease of 38 franchised Sizzlers in operation. During the same period, the Company added two KFC restaurants in Australia and closed seven Buffalo Ranch Steakhouse restaurants in the U.S. Revenues declined domestically by $32.3 million or 54.7 percent. International revenues decreased $1.9 million or 4.3 percent compared to the second quarter of the prior year.

Earnings before interest and taxes were a loss of $236,000 for the second quarter of fiscal 1997, a decrease of $912,000 or 134.9 percent compared to the prior year. In the International operations, earnings before interest and taxes declined $2.1 million principally due to higher general and administrative expenses and lower sales. The loss before interest and taxes improved domestically by $1.2 million versus the prior year, primarily due to the impact of closing underperforming restaurants. Pretax income for the second quarter of fiscal 1997 decreased $596,000 to a loss of $90,000 or 0.1 percent of revenues. During fiscal 1996, pretax income was $506,000 or 0.5 percent of revenues.

Net income for the second quarter ended October 13, 1996, was a loss of $622,000 or $0.02 per share, versus net income of $168,000 or $0.01 per share in the prior year. The average primary shares were 29,061,000 for the second quarter ended October 13, 1996, versus 27,803,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant revenues accounted for 60.6 percent of consolidated revenues. Revenues of $41.3 million were $1.9 million or 4.3 percent lower than the prior year primarily due to lower sales at Sizzler restaurants, offset by the impact of foreign currency exchange rates, two additional KFC units and higher sales at the KFC and The Italian Oven restaurants. Since the second quarter of fiscal 1996, International operations added a net of seven franchised Sizzler restaurants. Nine franchised restaurants were opened in Puerto Rico, Thailand, South Korea, Singapore, Australia and Japan, while one was closed in Taiwan and one in Australia. In addition, three Company-operated Sizzlers in Canada were closed. There were also two KFC restaurants opened in Queensland, Australia. As of October 13, 1996, the International operation included 132 Company-operated, joint ventured, and franchised Sizzler restaurants, 93 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 17.2 percent and 23.5 percent, respectively due to increased competition in the casual dining market, as well as adverse salad bar publicity in Australia. The average guest check increased 8.3 percent. The KFC restaurants decreased 2.3 percent in average restaurant sales and 6.2 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry. The average customer check has increased 4.2 percent when compared to the prior year.

The Company's international franchise revenues decreased $266,000 or 30.3 percent due to the lower sales in the Australian market. At October 13, 1996, there were 89 international franchised Sizzler restaurants in Australia, Japan, Taiwan, Thailand, Korea, Singapore, Indonesia, Guatemala and two U.S. territories, versus 82 restaurants in eight countries and two U.S. territories at October 15, 1995.

Earnings before interest and taxes were down $2.1 million or 62.4 percent from the prior year reflecting the lower sales as well as higher insurance and general and administrative expenses.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 36.8 percent of the Company's consolidated revenues. Sales by Company-operated Sizzler restaurants reflect a decrease of $32.0 million or 56.1 percent to $25.0 million when compared to the prior year. This decline is due to the closure of domestic restaurants in the current fiscal year. At October 13, 1996, the number of domestic Company-operated restaurants was 84 versus 200 restaurants at October 15, 1995.

On a comparative restaurant basis, average sales per Company-operated Sizzler restaurant decreased 14.4 percent, average customers per restaurant declined
11.5 percent and the average customer check decreased 3.2 percent. The sales decrease reflects, in large part, consumer uncertainty regarding the store closures.

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

Domestically, the loss before interest and taxes improved $1.2 million compared to the prior year. This increase primarily reflects the impact of closing underperforming restaurants.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.6 percent of consolidated revenues. Compared to the prior year, revenues decreased $310,000 or 15.0 percent while earnings before interest and taxes increased $765,000 due to the reduction of general and administrative expenses. The revenue decline reflects a net reduction of 45 franchised restaurants.

Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of October 13, 1996, the number of domestic franchised restaurants was 222 versus 267 restaurants at October 15, 1995.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, increased 0.6 percentage points from the prior year. This increase is largely the result of higher food and general and administrative expense, offset by lower occupancy costs and labor and related expenses, reflecting the closure of unprofitable restaurants in the U.S.

Net interest expense was $91,000 in fiscal 1997 and $380,000 in fiscal 1996.

The provision for income taxes increased from $338,000 for the second quarter of fiscal 1996 to $532,000 in fiscal 1997. Under current accounting standards (the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes"), the Company may not record a tax benefit for U.S. source losses. Since the Company is not allowed to record a tax benefit for U.S. source losses, the provision for income taxes reflects taxes on foreign operations.


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

The Company's principal source of working capital is cash provided by operations which amounted to $10.7 million for the first twenty-four weeks of fiscal 1997 versus $13.8 million for the same period of the prior year. Historically, the company has maintained a relatively low current ratio, but because of the non payment of pre bankruptcy liabilities, the current ratio was 1.6 at October 13, 1996. The current ratio was 0.4 at April 30, 1996. The Company's working capital has generally been in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers.

The Company began to experience liquidity problems in 1996, due primarily to continued sales declines in the Company's U.S. restaurants and costs associated with the development of the Sizzler American Grill repositioning, and higher net interest payments. The Company's working capital at October 13, 1996 was $13.8 million including cash and cash equivalents of $23.5 million. At April 30, 1996 the working capital deficit was $39.7 million.

At October 13, 1996, total assets were $183.4 million, an increase of $4.8 million or 2.7 percent from April 30, 1996 due primarily to the increase in cash and cash equivalents.

Property and equipment represented approximately 69.8 percent of total assets at October 13, 1996 and 75.7 percent at April 30, 1996.

Capital expenditures were $2.4 million for the first twenty-four weeks of fiscal 1997, including new restaurant construction of $0.3 million and replacements of $2.1 million. The Company anticipates continuing to build its International operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The International franchise restaurant base has grown by seven incremental franchised Sizzler restaurants since the second quarter of the prior fiscal year. Two KFC restaurants were also added to International operations since the second quarter of last year. Domestically, no new unit growth is planned in fiscal 1997. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


DEBT
----

During fiscal 1996, the Company began to experience liquidity problems resulting from declining restaurant sales and higher operating costs which caused the Company to not meet the required debt coverage ratio for the fiscal quarter ended February 4, 1996, on its revolving line of credit. At April 30, 1996, as a result of the Company's non-compliance with its line of credit covenants, no additional credit was available under that facility.

As a result of the Chapter 11 cases filed on June 2, 1996, and the related restructuring strategy, the Company relies primarily on internally generated funds, supplemented, if required, by working capital advances under a new Debtor-in-Possession line of credit facility, totaling $15.0 million on a revolving loan basis, and sales of company owned closed restaurants, for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service related to the Debtor-in-Possession credit facility and capital expenditure requirements. At October 13, 1996 $15.0 million of the Debtor-in-Possession credit facility was available.

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

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                              EXHIBIT 11 - PART I
                       COMPUTATION OF PER SHARE EARNINGS





The weighted average number of shares used in the computation of net income per share is as follows:



                                                   TWELVE WEEKS ENDED     TWENTY-FOUR WEEKS ENDED
                                                ------------------------  ------------------------
                                                October 13,  October 15,  October 13,  October 15,
                                                   1996         1995         1996         1995
                                                -----------  -----------  -----------  -----------
Weighted average of outstanding shares          29,060,972   27,775,434   28,954,549   27,775,434
Common stock equivalents                                 0       27,340           33       24,797
                                                ----------   ----------   ----------   ----------

Primary shares                                  29,060,972   27,802,774   28,954,582   27,800,231
Additional shares                                       52       17,656           37       11,405
                                                ----------   ----------   ----------   ----------

Fully diluted shares                            29,061,024   27,820,430   28,954,619   27,811,636
                                                ==========   ==========   ==========   ==========

Net income used to calculate primary
 and fully diluted earnings per share           $ (622,000)  $  168,000   $ (128,000)  $  604,000
                                                ==========   ==========   ==========   ==========

Earnings per share                              $    (0.02)  $     0.01   $     0.00   $     0.02
                                                ==========   ==========   ==========   ==========


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Number              Description
     -------             -----------

     3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-4 Registration Statement Number 33-38412.

     3.2    Bylaws of Registrant, incorporated herein by reference to Exhibit
            3.2 to Amendment No. 2 to the Registrant's Form S-4 Registration Statement Number 33-38412.

     3.3 Certificate of Amendment of Bylaws of Registrant dated June 19, 1991, incorporated herein by reference to Exhibit 3.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

     4.1 Rights Agreement dated January 22, 1991 between The Bank of New York and Registrant, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form S-4 Registration Statement Number 33-38412.

     4.2 Amendment to Rights Agreement dated March 20, 1996 between The Bank of New York and the Registrant, incorporated herein by reference to
            Exhibit 4.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     4.3 Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant, incorporated herein by reference to
            Exhibit 4.2 to Amendment No. 1 to Registrant's Form S-4 Registration Statement Number 33-38412.

     10.1 Corporate Management Incentive Plan--Fiscal Year 1996 of Registrant, incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.2 Employee Savings Plan of Registrant, restated as of January 1, 1992, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

     10.3 Registrant's Executive Supplemental Retirement Plan (effective May 1, 1985, and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.4 Employment Agreement dated October 30, 1995 between Registrant and Timothy J. Ryan, as amended May 1, 1996, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.5   Employment Agreement dated May 1, 1996 between Registrant and Kevin
            W. Perkins, incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.6 Employment Agreement dated May 1, 1996 between Registrant and Christopher R. Thomas, incorporated herein by reference to Exhibit
            10.6 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.7   Employment Agreement dated May 1, 1996 between Registrant and David
            J. Barton, incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.8 Employment Agreement dated May 1, 1996 between Registrant and Elizabeth A. Payne, incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.9   Employment Agreement dated May 1, 1996 between Registrant and Ryan
            S. Tondro, incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.10 Employment Agreement dated May 1, 1996 between Registrant and Richard C. Kowalski, incorporated herein by reference to Exhibit
            10.10 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.11 Employment Agreement dated May 1, 1996 between Registrant and Michael J. Raedeke, incorporated herein by reference to Exhibit
            10.11 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.12 Form of Executive Bonus Program of Registrant dated May 1, 1996, incorporated herein by reference to Exhibit 10.12 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

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

     10.18 Development Agreement dated October 4, 1996 between Collins Foods International Pty., Ltd. and Kentucky Fried Chicken Pty., Ltd.

     10.19 Master Franchise Agreement dated October 4, 1996 between Collins Foods International Pty., Ltd. and Kentucky Fried Chicken Pty., Ltd.

     10.20 Australian Development Agreement dated February 1, 1996 by and between The Italian Oven, Inc. and Registrant, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

     10.21 Form of The Italian Oven(R) Australian Franchise Agreement, incorporated herein by reference to Exhibit 10.12 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

     10.22 Revolving Credit Agreement dated as of March 22, 1995 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited, incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

     10.23 First Amendment to Revolving Credit Agreement dated as of September 18, 1995 among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited, incorporated herein by reference to Exhibit 10.22 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.24 Standstill Agreement dated March 8, 1996 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited, incorporated herein by reference to Exhibit 10.23 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.25 Second Standstill Agreement dated April 5, 1996 by and among Registrant, CFI Insurers, Ltd., The Bank of New York, Bank of America N.T. & S.A., Credit Lyonnais Cayman Island Branch, Credit Lyonnais Los Angeles Branch, and The Industrial Bank of Japan, Limited, incorporated herein by reference to Exhibit 10.24 to Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

     10.26 Loan and Security Agreement dated as of July 15, 1996 among Sizzler Restaurants International, Inc., Collins Properties, Inc. and Foothill Capital Corporation.

     11.00  Computation of Earnings (Loss) Per Share

     27.00  Financial Data Schedule

(b)  Reports on Form 8-K

     Registrant has not filed any Form 8-K report during the quarter for which this form 10-Q report is filed.

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIZZLER INTERNATIONAL, INC.
                                       Registrant



Date:  November 22, 1996               /s/Kevin W. Perkins
                                       ----------------------------------------
                                       Kevin W. Perkins
                                       Chief Executive Officer



Date:  November 22, 1996               /s/Christopher R. Thomas
                                       ----------------------------------------
                                       Christopher R. Thomas
                                       Executive Vice President, Finance
                                       (Principal Financial Officer)