Form 10-Q
period 1997-02-02
SIZZLER INTERNATIONAL INC
filed 1997-03-18
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended FEBRUARY 2, 1997

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes    X        No
                          -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                              Outstanding at March 14, 1997
---------------------------------------     -----------------------------------
Common Stock $0.01 Par Value                            28,911,628 shares

            PART I. FINANCIAL INFORMATION



                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)



ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                              February 2,             April 30,
                                                                 1997                   1996
                                                              -----------             ---------
                                                              (Unaudited)             (Audited)
                       ASSETS
Current Assets:
  Cash and cash equivalents (Note 3)                           $  29,782               $  9,216
  Receivables, net of reserves of $4,120 at
   February 2, 1997 and $9,441 at April 30, 1996                   5,466                  5,026
  Inventories                                                      5,831                  6,477
  Prepaid expenses and other current assets                        4,982                  2,736
                                                               ---------              ---------
    Total current assets                                          46,061                 23,455
                                                               ---------              ---------

Property and equipment, net                                      122,206                135,231

Long-term notes receivable, net of reserves of $542
  at February 2, 1997 and $1,200 at April 30, 1996                 1,277                  1,128

Intangible assets, net of accumulated amortization of
  $646 at February 2, 1997 and $610 at April 30, 1996              1,547                    996

Other assets, net of accumulated amortization and reserves of
  $6 at February 2, 1997 and $4 at April 30, 1996                 10,059                 17,737
                                                               ---------              ---------
    Total assets                                               $ 181,150              $ 178,547
                                                               =========              =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    February 2,       April 30,
                                                                        1997             1996
                                                                    -----------      ----------
                                                                    (Unaudited)       (Audited)
      LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                                   $      19       $  28,196
  Accounts payable                                                       14,290          14,390
  Other current liabilities                                               9,440          17,755
  Income taxes payable                                                      707           2,844
                                                                      ---------       ---------
     Total current liabilities                                           24,456          63,185
                                                                      ---------       ---------
Long-term Liabilities:
  Long-term debt, net of current portion                                    664           7,041
  Deferred income taxes                                                   5,831           9,032
  Other liabilities                                                      27,880          55,822
  Liabilities subject to compromise under reorganization proceedings     82,084               -
                                                                      ---------       ---------
     Total long-term liabilities                                        116,459          71,895
                                                                      ---------       ---------

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                         -               -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 28,911,628 shares at February 2, 1997
     and 27,767,706 shares at April 30, 1996                                290             278
  Additional paid-in capital                                            275,315         274,221
  Retained earnings (deficit)                                          (236,939)       (235,526)
  Cumulative foreign currency translation adjustments                     1,569           4,494
                                                                      ---------       ---------
     Total stockholders' investment                                      40,235          43,467
                                                                      ---------       ---------

     Total liabilities and stockholders' investment                   $ 181,150       $ 178,547
                                                                      =========       =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

      SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Debtors-in-Possession)
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE FORTY WEEKS ENDED FEBRUARY 2, 1997 AND FEBRUARY 4, 1996
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        1997        1996
                                                                      --------    --------
                                                                           (Unaudited)
Restaurants                                                           $231,526    $326,768
Franchise Operations                                                     9,002       9,381
                                                                      --------    --------
Total revenues                                                         240,528     336,149
                                                                      --------    --------

Cost of sales                                                           89,018     121,293
Labor and related expenses                                              67,801     100,530
Other operating expenses                                                51,526      74,572
Depreciation and amortization                                           11,182      20,038
General and administrative expenses                                     20,517      24,670
Interest expense                                                           779       1,624
Investment income                                                         (852)       (751)
                                                                      --------    --------
Total costs and expenses                                               239,971     341,976
                                                                      --------    --------

Income (loss) before income taxes                                          557      (5,827)
Provision (benefit) for income taxes                                     1,966      (1,862)
                                                                      --------    --------
Net income (loss)                                                     $ (1,409)    $(3,965)
                                                                      ========    ========


Net income (loss) per common and common equivalent share              $  (0.05)    $ (0.14)
                                                                      ========     =======


Dividends per share                                                   $      -     $  0.08
                                                                      ========     =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

      SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 (Debtors-in-Possession)
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE SIXTEEN WEEKS ENDED FEBRUARY 2, 1997 AND FEBRUARY 4, 1996
          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  1997       1996
                                                                -------    --------
                                                                    (Unaudited)
Restaurants                                                     $84,930    $125,254
Franchise operations                                              3,129       3,174
                                                                -------    --------
Total revenues                                                   88,059     128,428
                                                                -------    --------

Cost of sales                                                    32,912      47,047
Labor and related expenses                                       24,344      40,625
Other operating expenses                                         19,629      29,941
Depreciation and amortization                                     4,372       7,983
General and administrative expenses                               7,577       9,863
Interest expense                                                    295         890
Investment income                                                  (338)       (268)
                                                                -------    --------
Total costs and expenses                                         88,791     136,081
                                                                -------    --------

Income (loss) before income taxes                                  (732)     (7,653)
Provision (benefit) for income taxes                                549      (3,084)
                                                                -------    --------
Net income (loss)                                               $(1,281)   $ (4,569)
                                                                =======    ========



Net income (loss)per common and common equivalent share         $ (0.04)   $ (0.16)
                                                                =======    =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE FORTY WEEKS ENDED FEBRUARY 2, 1997 AND FEBRUARY 4, 1996
                                (IN THOUSANDS)

                                                       1996     1995
                                                     --------  -------
                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                           ($1,409)  ($3,965)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                      11,182    20,038
   Deferred income taxes (benefit)                       143    (6,284)
   Provision for bad debts                               387       738
   Disposal of excess properties                      16,460     4,506
   Other                                                 658    (2,715)
---------------------------------------------------  -------   -------
                                                      27,421    12,318
Changes in operating assets and liabilities:
   Receivables                                            30    (2,838)
   Inventories                                         1,054      (330)
   Prepaid expenses and other current assets          (2,699)     (512)
   Accounts payable                                   15,849    (1,500)
   Accrued liabilities                               (27,931)   (9,273)
   Income taxes payable                               (2,458)    1,624
---------------------------------------------------  -------   -------
Net cash provided by (used in) operating activities   11,266      (511)
---------------------------------------------------  -------   -------
INVESTING ACTIVITIES
   Additions to property and equipment                (4,584)  (20,924)
   Disposal of property and equipment                  3,043       972
   Other, net                                           (225)     (592)
---------------------------------------------------  -------  --------
Net cash provided by (used in) investing activities   (1,766)  (20,544)
---------------------------------------------------  -------  --------
FINANCING ACTIVITIES
   Issuance of long-term debt                         11,310    17,000
   Reduction of long-term debt                          (184)   (1,522)
   Dividends paid to stockholders                          -    (2,222)
   Other, net                                            (60)      (32)
---------------------------------------------------  -------  --------
Net cash provided by (used in) financing activities   11,066    13,224
---------------------------------------------------  -------  --------
Net increase (decrease) in cash and cash equivalents  20,566    (7,831)
---------------------------------------------------  -------  --------
Cash and cash equivalents at beginning of period       9,216    12,220
--------------------------------------------------   -------  --------
Cash and cash equivalents at end of period           $29,782  $  4,389
==================================================   =======  ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF FEBRUARY 2, 1997



1. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K.

     On June 2, 1996, Sizzler International, Inc. (the "Company") enacted a comprehensive restructuring strategy designed to return the domestic operations to profitability. This strategy included the closure of restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc., became Debtors-in-Possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California. The Company continues to conduct normal business operations as Debtor-in-Possession subject to the jurisdiction of the Bankruptcy Court and has filed plans of reorganization for all of the subsidiary debtors. The Company is in final negotiations and intends to file its own plan of reorganization by March 24, 1997. As Debtor-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

     Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of June 2, 1996, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise in the accompanying consolidated condensed balance sheet represent the Company's estimates of liabilities as of February 2, 1997 subject to adjustment in the reorganization process.

     Liabilities subject to compromise under reorganization proceedings consist of the following as of February 2, 1997 (in thousands):

       Accounts payable        $15,948
       Other liabilities        19,496
       Long-term debt           45,857
       Other                       783
                               -------

                               $82,084
                               =======

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

     In the opinion of management, all adjustments necessary for fair presentation of results of operations for the forty weeks have been included in the interim financial statements.

2. In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $108.9 million. The restructuring costs included predominately non-cash write-offs of assets and related disposition costs associated with the closure of 116 restaurants in the United States. At February 2, 1997, the Company had unused reserves of $27.9 million.

3. During the second quarter of fiscal 1997, accounts aggregating a credit balance of $4,577,000 that were formerly included in the cash line of the balance sheet, were reclassed to accounts payable. These accounts included such items as outstanding checks that because of the bankruptcy filing and subsequent bank account closure, will never clear, and issued and outstanding gift certificates. The balances in these accounts at April 30, 1996, were negative $11,033,000 and have not been restated on the balance sheet.

4. For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and cash invested in securities maturing in 90 days or less. The following are additional disclosure requirements of SFAS No. 95:



                                                    FOR THE FORTY WEEKS ENDED,
                                                    --------------------------
                                                    February 2,    February 4,
                                                        1997          1996
                                                    ------------   -----------

         Cash paid for (in thousands):
          Interest (net of amount capitalized)            $  779        $1,624
          Income taxes                                    $4,543        $5,140


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



CHAPTER 11 REORGANIZATION
-------------------------

The Company's domestic operations have produced losses on declining revenues for the past four years. As a result of these events, in the fourth quarter of fiscal 1996, Management reviewed each U.S. restaurant and identified 87 that were in markets with prospects for ongoing profitability. The remaining 130 restaurants the Company operated in the U.S. were determined to have insufficient future prospects to warrant continued investment at their location. Fourteen restaurants were closed in the fourth quarter of fiscal 1996 and the remainder were closed in first quarter of fiscal 1997. Subsequently, in the third quarter of fiscal 1997, an additional 13 underperforming restaurants were closed. At April 30, 1996, the Company recorded a restructuring charge of $108.9 million. The restructuring costs included predominantly non-cash write-offs of assets and related disposition costs associated with the closure of the restaurants. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets which are expected to yield returns consistent with Management's expectations and objectives, and to eliminate the Company's investment in non-performing assets. As the reorganization continues, underperforming restaurants will continue to be closely monitored and are subject to review.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS - FORTY WEEKS
-------------------------------------------------------
ENDED FEBRUARY 2, 1997 VERSUS FEBRUARY 4, 1996
----------------------------------------------

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

Total revenues were $240.5 million for the first forty weeks of fiscal 1997, which represents a decrease of $95.6 million, or 28.5 percent, compared to the first forty weeks of the prior fiscal year. This decrease is primarily due to the closure of the U.S. restaurants noted above. Since February 4, 1996, there has been a net decrease of 145 Company-operated and a net decrease of 31 franchised Sizzlers in operation. During the same period, the Company added two KFC restaurants. All six Buffalo Ranch Steakhouse restaurants were closed in the U.S. Revenues declined domestically by $93.6 million or 48.5 percent. International revenues decreased by $2.0 million or 1.4 percent compared to the first forty weeks of the prior year.

Earnings before interest and taxes were $484,000 for the first forty weeks of fiscal 1997, an increase of $5.4 million or 109.8 percent compared to the prior year. In the International operations, earnings before interest and taxes declined $5.6 million principally due to higher food costs and general and administrative expenses. Earnings before interest and taxes improved domestically by $11.1 million versus the prior year, primarily due to the impact of closing underperforming restaurants. Pretax income for the first forty weeks of fiscal 1997 increased $6.4 million to $557,000 or 0.2 percent of revenues. During fiscal 1996, pretax income was a loss of $5.8 million or 1.7 percent of revenues.

Net income for the forty weeks ended February 2, 1997, was a loss of $1.4 million or $0.05 per share, versus a net loss of $4.0 million or $0.14 per share in the prior year. The average primary shares were 28,985,000 for the forty weeks ended February 2, 1997, versus 27,791,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant revenues accounted for 57.2 percent of consolidated revenues. Revenues of $137.5 million were $2.7 million or 1.9 percent lower than the prior year reflecting lower average sales per restaurant, offset by the impact of higher foreign currency exchange rates and two additional KFC restaurants. Since the third quarter of fiscal 1996, International operations added a net of 10 franchised Sizzler restaurants. A total of 12 franchised restaurants were opened in Puerto Rico, Thailand, South Korea, Indonesia, Guatemala, Singapore and Japan, while one was closed in Taiwan and one in Australia. In addition, three Company-operated Sizzlers in Canada were closed. There were also two KFC restaurants opened in Queensland, Australia. As of February 2, 1997, the International operation included 138 Company-operated, joint ventured, and franchised Sizzler restaurants, 94 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, average sales in Australian dollars for Company-operated Sizzler restaurants, customer counts and the average guest check decreased 16.0 percent, 15.3 percent and 0.9 percent, respectively due to increased competition in the casual dining market. The KFC restaurants decreased
1.9 percent in average restaurant sales and 4.6 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry. The average customer check at KFC increased 2.7 percent when compared to the prior year.

The Company's international franchise revenues accounted for 1.5 percent of consolidated revenues. Revenues increased $676,000 or 22.6 percent primarily due to the store openings mentioned above offset by lower sales in the Australian market. At February 2, 1997, there were 95 international franchised Sizzler restaurants in Australia, Japan, Taiwan, Thailand, South Korea, Singapore, Indonesia, Guatemala and two U.S. territories, versus 85 restaurants in 10 countries and two U.S. territories at February 4, 1996.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 39.1 percent of the Company's consolidated revenues. Sales by Company-operated restaurants reflect a decrease of $92.6 million or 49.6 percent to $94.1 million when compared to the prior year. This decline is due to the closure of domestic restaurants in the current fiscal year. At February 2, 1997, the number of domestic Company-operated restaurants was 71 versus 215 restaurants at February 4, 1996.

On a comparative restaurant basis, average sales per Company-operated restaurant decreased 11.1 percent, average customers per restaurant declined 8.3 percent and the average customer check decreased 3.0 percent. The sales decrease reflects, in large part, consumer uncertainty regarding the store closures.

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

Domestically, the loss before interest and taxes improved $7.2 million, from a loss of $17.0 million last year to a loss of $9.8 million this fiscal year. This increase primarily reflects the improvement related to closing underperforming restaurants.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.2 percent of consolidated revenues. Compared to the prior year, revenues decreased $1.1 million or 16.5 percent while earnings before interest and taxes increased $3.9 million due to the reduction of general and administrative expenses and bad debt expense. The revenue decline reflects a net reduction of 41 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of February 2, 1997, the number of domestic franchised restaurants was 201 versus 242 restaurants at February 4, 1996.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 2.0 percentage points from the prior year. This decrease reflects lower labor and related expenses, occupancy costs and depreciation, offset by higher food, other operating and general and administrative costs.

Net interest expense was $779,000 in fiscal 1997 and $1,624,000 in 1996.

The provision for income taxes increased from a benefit of $1.9 million in fiscal 1996 to a provision of $2.0 million in fiscal 1997. The provision for income taxes reflects taxes on foreign operations. Under current accounting standards (Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes") the Company may not record a tax benefit for U.S. source losses.


MATERIAL CHANGES IN RESULTS OF OPERATIONS - SIXTEEN WEEKS
---------------------------------------------------------
ENDED FEBRUARY 2, 1997 VERSUS FEBRUARY 4, 1996
----------------------------------------------

Total revenues were $88.1 million for the third quarter of fiscal 1997, which represents a decrease of $40.4 million, or 31.4 percent, compared to the third quarter of the prior fiscal year. This decrease is primarily due to the closure of the 144 U.S. restaurants noted above. Since February 4, 1996, there has been a net decrease of 145 Company-operated and a net decrease of 31 franchised Sizzlers in operation. During the same period, the Company added two KFC restaurants in Australia and closed six Buffalo Ranch Steakhouse restaurants in the U.S. Revenues declined domestically by $38.1 million or 54.3 percent. International revenues decreased $2.3 million or 3.9 percent compared to the third quarter of the prior year.

Earnings before interest and taxes were a loss of $775,000 for the third quarter of fiscal 1997, an improvement of $6.3 million or 89.0 percent compared to the prior year. In International operations, earnings before interest and taxes declined $2.9 million principally due to higher general and administrative expenses and lower sales. The loss before interest and taxes improved domestically by $9.1 million versus the prior year, primarily due to the impact of closing underperforming restaurants. The Pretax loss for the third quarter of fiscal 1997 decreased $6.9 million to a loss of $732,000 or 0.8 percent of revenues. During fiscal 1996, the pretax loss was $7.7 million or 6.0 percent of revenues.

Net income for the third quarter ended February 2, 1997, was a loss of $1.3 million or $0.04 per share, versus a net loss of $4.6 million or $0.16 per share in the prior year. The average primary shares were 29,047,000 for the third quarter ended February 2, 1997, versus 27,773,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant revenues accounted for 62.0 percent of consolidated revenues. Revenues of $54.6 million were $2.5 million or 4.4 percent lower than the prior year primarily due to lower sales at Sizzler restaurants, offset by the impact of foreign currency exchange rates and two additional KFC units. Since the third quarter of fiscal 1996, International operations added a net of ten franchised Sizzler restaurants. Twelve franchised restaurants were opened in Guatemala, Indonesia, Japan, Puerto Rico, Singapore, South Korea and Thailand, while one was closed in Taiwan and one in Australia. In addition, three Company-operated Sizzlers in Canada were closed. There were also two KFC restaurants opened in Queensland, Australia. As of February 2, 1997, the International operations included 138 Company-operated, joint ventured, and franchised Sizzler restaurants, 94 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, average sales, in Australian dollars, for Company-operated Sizzler restaurants, customer counts and the average guest check decreased 19.5 percent, 16.8 percent and 3.2 percent respectively, due to increased competition in the casual dining market. The KFC restaurants decreased 2.7 percent in average restaurant sales and 5.2 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry. The average customer check has increased 2.6 percent when compared to the prior year.

The Company's international franchise revenues increased $234,000 or 20.5 percent due to 10 additional restaurants. At February 2, 1997, there were 95 international franchised Sizzler restaurants in Australia, Japan, Taiwan, Thailand, South Korea, Singapore,

Indonesia, Guatemala and two U.S. territories, versus 85 restaurants in 10 countries and two U.S. territories at February 4, 1996.

Earnings before interest and taxes were down $2.9 million or 66.0 percent from the prior year reflecting the lower sales as well as higher food costs and general and administrative expenses.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 34.4 percent of the Company's consolidated revenues. Sales by Company-operated Sizzler restaurants reflect a decrease of $37.8 million or 55.5 percent to $30.3 million when compared to the prior year. This decline is due to the closure of domestic restaurants in the current fiscal year. At February 2, 1997, the number of domestic Company-operated restaurants was 71 versus 215 restaurants at February 4, 1996.

On a comparative restaurant basis, average sales per Company-operated Sizzler restaurant decreased 4.7 percent, average customers per restaurant declined 3.3 percent and the average customer check decreased 1.4 percent. The sales decrease reflects, in large part, consumer uncertainty regarding the store closures.

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

Domestically, the loss before interest and taxes improved $7.1 million, from a loss of $11.1 million last year to a loss of $4.0 million this year. This increase primarily reflects the impact of closing underperforming restaurants.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.0 percent of consolidated revenues. Compared to the prior year, revenues decreased $279,000 or 13.7 percent while earnings before interest and taxes increased $2.0 million to $1.8 million, due to the reduction of general and administrative expenses. The revenue decline reflects a net reduction of 41 franchised restaurants.

Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of February 2, 1997, the number of domestic franchised restaurants was 201 versus 242 restaurants at February 4, 1996.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 5.1 percentage points from the prior year. This decrease is largely the result of lower labor and related expenses and lower occupancy costs, reflecting the closure of unprofitable restaurants in the U.S.

Net interest expense was $295,000 in fiscal 1997 and $890,000 in fiscal 1996.

The provision for income taxes increased from a benefit of $3.1 million for the third quarter of fiscal 1996 to a provision of $549,000 in fiscal 1997. The provision for income taxes reflects taxes on foreign operations. Under current accounting standards (Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes"), the Company may not record a tax benefit for U.S. source losses.


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

The Company's principal source of working capital is cash provided by operations which amounted to $27.4 million for the first forty weeks of fiscal 1997 versus $12.3 million for the same period of the prior year. Historically, the company has maintained a relatively low current ratio, but because of the non payment of pre bankruptcy liabilities, the current ratio was 1.9 at February 2, 1997. The current ratio was 0.4 at April 30, 1996. The Company's working capital has generally been in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers.

The Company began to experience liquidity problems in 1996, due primarily to continued sales declines in the Company's U.S. restaurants and costs associated with the development of the Sizzler American Grill repositioning, and higher net interest payments. The Company's working capital at February 2, 1997 was $21.6 million including cash and cash equivalents of $29.8 million. At April 30, 1996 the working capital deficit was $39.7 million.

At February 2, 1997, total assets were $181.2 million, an increase of $2.6 million or 1.5 percent from April 30, 1996 due primarily to the increase in cash and cash equivalents.

Property and equipment represented approximately 67.5 percent of total assets at February 2, 1997 and 75.7 percent at April 30, 1996.

Capital expenditures were $4.6 million for the first forty weeks of fiscal 1997, including new restaurant construction of $0.9 million and replacements of $3.7 million. The Company anticipates continuing to build its International operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The International franchise restaurant base has grown by ten incremental franchised Sizzler restaurants since the third quarter of the prior fiscal year. Two KFC restaurants were also added to International operations since the third quarter of last year. Domestically, no new unit growth is planned in fiscal 1997. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


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

As a result of the Chapter 11 cases filed on June 2, 1996, and the related restructuring strategy, the Company relies primarily on internally generated funds, supplemented, if required, by working capital advances under a new Debtor-in-Possession line of credit facility, totaling $15.0 million on a revolving loan basis, and sales of company owned closed restaurants, for its liquidity. Management believes that funds available from these sources will be sufficient to meet the Company's working capital, debt service related to the Debtor-in-Possession credit facility and capital expenditure requirements. The Company has not required any borrowings on its debtor in possession credit facility.

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



                                      SIZZLER INTERNATIONAL, INC.
                                      Registrant



Date:  March 14, 1997                 /s/Kevin W. Perkins
                                      ---------------------------------
                                      Kevin W. Perkins
                                      Chief Executive Officer



Date:  March 14, 1997                 /s/Christopher R. Thomas
                                      ---------------------------------
                                      Christopher R. Thomas
                                      Executive Vice President, Finance
                                      (Principal Financial Officer)