Form 10-K405
period 1997-04-30
SIZZLER INTERNATIONAL INC
filed 1997-07-28
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 1997 or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     No Fee Required) for the transition period from __ to __

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                                   95-4307254
     -------------------------------       -------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


          12655 West Jefferson Boulevard, Los Angeles, California 90066
     ------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (310) 827-2300

Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS            WHICH REGISTERED
          -------------------            ----------------
    Common Stock, $.01 Par Value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                       NONE
                                 ----------------
                                 (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]YES[_]NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1997, computed by reference to the closing sale price of such shares on such date was $71,743,035.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 1997, was 28,905,481.

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

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries (SRI, Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI")) became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively own and operate substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets are owned and operated by separate subsidiaries and are not subject to the U.S. Chapter 11 cases. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075AG.

On February 24, 1997 the U.S. Bankruptcy Court confirmed the plans of reorganization of BRSH (formerly the owner and operator of the Buffalo Ranch restaurant chain), and Tenly (the owner and operator of certain non-operating restaurant properties). The Company does not consider the assets and operations of these subsidiaries to be material. The BRSH and Tenly plans call for the repayment of creditors from the liquidation of assets.

On June 2, 1997, the U.S. Bankruptcy Court for the Central District of California approved plans of reorganization for the Company, SRI and CPI. The Company's plan provides for full payment of allowed creditor's claims, estimated as approximately $67 million, primarily from the operation of the Company's international division. SRI's plan provides for full payment of allowed creditor's claims, estimated as approximately $24 million, over a four-year period, primarily from U.S. operations. CPI's plan provides for full payment of allowed creditor claims, estimated as approximately $1.7 million. Funds for the payment of CPI's claims are to be generated through the sale of CPI's properties.

The number of restaurants in operation by the Company and its franchisees at June 2, 1997 and June 3, 1996 as well as April 30, 1997 and 1996 was as follows:

                                          June 2,        June 3,       April 30,        April 30,
                                          1997            1996            1997           1996
Domestic Sizzler Restaurants
 Company-operated                           69             87               69              199
 Franchised                                199            230              199              235

International Restaurants
 Company-operated  Sizzlers                 39             43               39               44
 Franchised Sizzlers                        58             87               58               87
 Company-operated  KFCs                     96             93               96               92
 The Italian Oven                            1              1                1                1

Buffalo Ranch Steakhouses                    0              0                0                4

INFORMATION BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT.

The Company is engaged in only one industry segment -- restaurant operations. See Note 8 of "Notes to Consolidated Financial Statements" which are included in this report for financial information relating to the Company's foreign operations.

SIZZLER RESTAURANTS.

The Company operates 108 Sizzler restaurants worldwide. Sizzler restaurants operate in the mid-scale dining market featuring a selection of grilled steak, chicken and seafood entrees, sandwiches and specialty platters, as well as a fresh fruit and salad bar in a family dining environment. Sizzler restaurants follow a semi-service system, whereby guests place their order and pay upon entering the restaurant and then are seated. This system combines the benefits of convenience with the experience of a full service restaurant.

The Company also licenses another 257 Sizzler restaurants worldwide. Single-unit franchise agreements for a Sizzler restaurant generally provide for a franchise term of 20 years, payment of an initial franchise fee and payment of royalties equal to a percentage of gross sales. Franchise agreements that relate to restaurants developed pursuant to multi-unit development agreements and restaurants owned by multi-unit operators may be subject to more favorable financial terms. Franchisees are also generally required to contribute a percentage of their gross sales to national and regional cooperative advertising funds. Usually, the company-operated and franchised restaurants operate in the same manner.

Sizzler restaurants are typically free-standing buildings with an average size of 5,000 to 6,000 square feet containing seating for 150 to 200 guests. Sizzler restaurants are open seven days a week mostly for lunch and dinner. During fiscal 1997, dinner sales accounted for approximately 61 percent of revenues, and lunch accounted for most of the remainder.

During the bankruptcy period, SRI closed nine restaurants domestically and sold nine restaurants to franchisees. Internationally, six company-operated Sizzlers in Australia and New Zealand were closed and two were opened. As the result of internal repositioning, the Sizzler franchisee in Australia closed its 39 restaurants. These closures were partially offset by ten new restaurant openings throughout Asia.

INTERNATIONAL OPERATIONS.

International operations continue to make an important contribution to consolidated results. The largest single international business is the Company's operation of 96 KFC restaurants in Queensland, Australia. For the year ended April 30, 1997, this business reported operating profits of $9.9 million.

At April 30, 1997, the Company operated 36 Sizzler restaurants in Australia and three in New Zealand. In addition, the Company franchised 55 Sizzler restaurants in Puerto Rico, Guam, Japan, Taiwan, Indonesia, Guatemala, South Korea and Thailand. The Company owns a 50% interest in a joint venture operating three Sizzler restaurants in Singapore.

The Company has entered into agreements calling for further development of Sizzler restaurants in Japan, Singapore, Thailand, Taiwan, Indonesia, South Korea, Guatemala and Puerto Rico.

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

The Chapter 11 proceeding had no material effect on the delivery of goods and services.

TRADEMARKS AND SERVICE MARKS.

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the business conducted by Sizzler. These include the trademarks of SIZZLER(R), SIZZLER AMERICAN GRILL(R) and others. Sizzler licenses the right to use certain trademarks, trade names and service marks to its franchisees. The Company has licensed the right to use certain trademarks, trade names and service marks which relate to the operation of KFC(R) and The Italian Oven(R) restaurants in Australia pursuant to franchise agreements with the respective franchisors.

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

EMPLOYEES.

The Company employed approximately 2,500 persons at April 30, 1997, in the United States and approximately 5,700 persons in Australia. Labor relations with employees have traditionally been good. As is true with most restaurant operations, the majority of the Company's employees work part time.

GOVERNMENT REGULATION.

Each of the Company's restaurants is subject to federal, state and local laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding wages, hiring and employment practices. The Company believes it has all licenses and approvals material to the operation of its business, and that its operations are in material compliance with applicable laws and regulations.

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

ITEM 2. PROPERTIES.
-------------------

Through its subsidiaries, the Company owns or leases the real property on which its restaurants are operated. A small number of franchised restaurants are also located on property owned or leased by the Company.

The Company owns in fee a total of 33 operating Sizzler restaurant properties in the United States, Australia and New Zealand. Sizzler restaurants typically are free-standing buildings with an average size of 5,000 to 6,000 square feet. The Company owns in fee 47 KFC properties. The KFC restaurants in Australia are typically free-standing buildings with floor areas ranging from 1,875 to 2,500 square feet.

Approximately 70 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 15 to 20 years, with two or three renewal options of five years each, and expire on various dates until the year 2012. The Company has the right to extend many of these leases. The Company has the option under some of these leases to purchase the facilities at the end of the lease terms for varying amounts as specified in the respective lease agreements.

In addition the Company owns in fee a 100,000 square foot executive office building in Los Angeles and the land upon which the building is located.

The Company owns or leases a number of additional properties which it does not currently operate. The majority of these properties have been subleased to third parties with the remainder being held for sale or other disposition.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

As previously discussed, during the 1997 fiscal year, the Company and four of its subsidiaries were debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the federal Bankruptcy Code. The bankruptcy proceedings commenced on June 2, 1996 and were jointly administered under Case No. 96-16075AG. Chapter 11 plans of reorganization for two of the Company's subsidiaries (BRSH and Tenly) were confirmed on February 24, 1997. The Chapter 11 plans of reorganization for the Company and the remaining two subsidiaries (SRI and CPI) were approved on June 2, 1997.

There are additional legal proceedings pending to which the Company is a party or of which its property is the subject that involve ordinary routine litigation incidental to the business. None of these pending legal proceedings is considered material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not Applicable.

                                  PART II


                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS



MARKET INFORMATION
----------------------------------------------------------------------------

The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SZ". As of June 30, 1997, the approximate number of record holders of the Company's common stock was 2,983. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:


                                      1997                     1996
                           ------------------------   ----------------------

                              High          Low          High         Low
                           -----------   ----------   ----------   ---------
First Quarter                   $3.875       $2.625       $7.125      $5.500
Second Quarter                   3.375        2.000        7.125       4.750
Third Quarter                    3.625        2.500        5.250       3.000
Fourth Quarter                   2.875        2.250        3.875       2.625


COMMON STOCK DIVIDENDS
------------------------------------------------------------------------------

The Company and its predecessor CFI, have paid quarterly cash dividends without interruption up to the third quarter of fiscal 1996. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements, bankruptcy plan restrictions and other relevant factors.

Cash dividends per share paid quarterly on common stock for the past two fiscal years are as follows:

                                  1997         1996
                                  ----         ----
First Quarter                        -       $ 0.04
Second Quarter                       -         0.04
Third Quarter                        -            -
Fourth Quarter                       -            -


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements, including Notes thereto, which are included elsewhere herein.

FOR THE YEARS ENDED APRIL 30,
(In millions, except per share data)       1997                1996               1995            1994              1993
--------------------------------------------------------------------------------------------------------------------------------

Systemwide sales                          $677.9              $875.7             $937.7          $990.6          $1,050.3

Revenues                                   299.9               436.2              462.2           487.5             504.2

Net income (loss)                            0.6              (138.5) (c)           6.7           (94.9) (b)         (9.5) (a)

Net income (loss) per common and
 common equivalent share                    0.02               (4.99) (c)          0.24           (3.26) (b)        (0.33) (a)

Total assets                               168.1               178.5              276.7           277.5             413.0

Long-term debt                               0.3 (e)             7.0 (d)           17.1            20.9              20.6

Liabilities subject to compromise           83.9 (e)               -                  -               -                 -

Total stockholders' investment              44.4                43.5              177.1           179.9             279.7

Dividends paid per share                       -                0.08               0.16            0.16              0.16
--------------------------------------------------------------------------------------------------------------------------------

(a) Includes an after-tax charge of $12.2 million, or $.42 per share, primarily related to the closure of under-perfoming Sizzler restaurants, and a $2.8 million charge to income or $.10 per share, net of tax, related to costs associated with food contamination at two franchised restaurants in southern Oregon.

(b) Includes an after-tax charge of $98.9 million, or $3.40 per share, primarily related to the closure of under-performing Sizzler restaurants and the write-off of intangible assets.

(c) Includes an after-tax charge of $108.9 million or $3.92 per share, primarily related to the costs and asset write downs associated with restaurant closings and reorganization. In addition to the restructuring charge, the Company recorded a charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of the end of the fourth quarter of fiscal year 1996. See note 3.

(d) This total does not include line of credit borrowings totaling $27.0 million which, as a result of acceleration of maturity, are presented as current liabilities in the consolidated financial statements.

(e) Substantially all prepetition debt has been reclassified as "Liabilities subject to compromise under reorganization proceedings".

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CONSOLIDATED SUMMARY
--------------------

In the fourth quarter of fiscal 1996, the Company recorded a restructuring charge of $108.9 million. The restructuring costs included predominantly non-cash write offs of assets and related disposition costs associated with the closure of restaurants in the United States. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets which are expected to yield returns consistent with management's expectations and objectives, and to eliminate the Company's investment in non-performing assets.

The non-recurring items consist of the following (in thousands):

                                                    1996
                                                  --------

  Market/restaurant closures                      $ 92,100
  Closure of regional office and reduction
   of corporate headquarters                         8,800
  Guarantee of co-op advertising obligations         3,500
  Franchise receivables                              2,500
  Severance costs                                    2,000
                                                  --------

  Total                                           $108,900
                                                  ========

During fiscal 1997, the Company closed 130 U.S. restaurants not meeting specified financial criteria. As a result of these activities, $100.2 million of the reserves were utilized. As of April 30, 1997, the reserve balance was $8.7 million. Management continues to review all restaurants and market areas for compatibility with long term goals. Non-performing restaurants and market areas not fitting into management's long term plans will continue to be reviewed for closure.

In addition to the restructuring charge, the 1996 consolidated financial statements reflect an additional non-cash charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In fiscal 1997, impaired restaurants were among those restaurants that were closed.

The following analysis of financial condition and results of operations excludes the previously described charges and reserves, unless otherwise specified.

The Company's revenues are generated from four primary sources: Domestic company-operated restaurant sales, domestic franchise revenues (including franchise fees, royalties and rental income), international company-operated restaurant sales and international franchised restaurant revenues. The addition or closure of restaurants, both Company and franchised and the sales volume of comparable restaurants (those restaurants open more than one year) are important factors to consider in evaluating the Company's results.

Revenues totaled $299.9 million in fiscal 1997, a decrease of $136.3 million or
31.2 percent from 1996, compared with a decrease of $26.0 million or 5.6 percent in fiscal 1996 from fiscal 1995. This decline is largely attributable to a net reduction of 200 company-operated and franchised Sizzler restaurants, as well as a decline in sales of existing restaurants in the U.S. and Australia. During the same time period, four KFC restaurants were added in Australia and four Buffalo Ranch Steakhouse restaurants in the U.S. were closed. Domestic revenues declined in fiscal 1997 by $130.8 million or 51.7 percent from the prior year, primarily resulting from the closure of 130 company-operated restaurants in the U.S. The domestic franchise system experienced a net reduction of 36 restaurants. Internationally, the Company had a net decrease of five Sizzler company-operated restaurants and a net decrease of 29 franchised Sizzler restaurants. International operations also added four KFC restaurants during the fiscal year. The changes in international operations resulted in a $5.4 million or 3.0 percent decrease in international revenues.

Loss before interest and taxes was $0.9 million in fiscal 1997, an improvement of $9.6 million or 91.0 percent from a $10.5 million loss in fiscal 1996. This increase was due to a $17.2 million improvement in domestic operations, partially offset by a $7.6 million decline in international operations. Domestic operations benefited from the closure of 130 under-performing restaurants and cost reductions in the remaining restaurants and corporate headquarters. The decrease in international earnings was primarily due to lower average sales per restaurant and lower guest counts partially offset by a 5.5 percent increase in the Australian dollar exchange rate.


U.S. OPERATIONS
---------------

Excluding franchise revenues, company-operated restaurants contributed approximately 38.8 percent of consolidated revenues. Company operated restaurant sales decreased $128.2 million to $116.5 million or 52.4 percent when compared to the prior year, due to the closure of 130 restaurants and a decline in average sales per restaurant. On a comparative restaurant basis, for those restaurants open more than one year, average sales per Sizzler restaurant fell
10.0 percent to approximately $1.3 million per year, average customers per restaurant were 7.8 percent lower and the average customer check decreased 2.4 percent over the prior year. However, sales are showing an upward trend as the fourth quarter comparable sales decline narrowed to 5.9 percent and the average customer check increased 0.5 percent from the prior year.

Loss before interest and taxes improved by $13.4 million to $11.0 million in fiscal 1997 from a loss of $24.4 million in fiscal 1996. The improvement was primarily a result of the closure of 130 under-performing restaurants, improved labor scheduling, reductions in administrative support staff and other cost reduction measures achieved during the year in the restaurants as well as headquarters. As a percentage of revenues, occupancy and labor costs declined
2.6 percent and 0.8 percent, respectively.

In fiscal 1996, revenues from domestic operations decreased $19.4 million to $244.7 million when compared to the prior year. This decrease was attributed to a systemwide decline in average domestic restaurant sales, and the impact of severe winter storms. Losses before interest and taxes from domestic operations increased $11.0 million compared to fiscal 1995 to a loss of $24.4 million.


DOMESTIC FRANCHISE
------------------

In 1997, domestic franchise revenues, including franchise fees, royalties and rental income accounted for 1.8 percent of consolidated revenues. Revenues declined $2.6 million or 32.2 percent versus fiscal 1996. Lower revenue is primarily the result of a net reduction of franchised restaurants, a decline of
18.9 percent in average sales per franchised restaurant and an abatement of royalties for the fourth quarter pursuant to the plan of reorganization. During fiscal 1997, nine restaurants became franchised and 45 franchised restaurants were closed for a net reduction of 36 franchised restaurants. At April 30, 1997, there were 199 domestic franchised restaurants in operation.

In 1996, domestic franchise revenues accounted for 1.9 percent of consolidated revenues. Revenues decreased $1.8 million or 18.4 percent versus fiscal 1995 and earnings before interest and taxes decreased $1.3 million or 47.1 percent when compared to the prior year. The lower revenues and earnings resulted from the net reduction of 40 franchised restaurants and a decline of 4.8 percent in average sales per domestic franchised restaurant. At April 30, 1996, the number of domestic franchised restaurants was 235.


INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 59.3 percent of consolidated revenues in fiscal 1997. Revenues decreased by 3.0 percent or $5.4 million to $177.9 million when compared to the prior year. The net reduction of five company-operated Sizzler restaurants offset by the addition of four KFC restaurants contributed to the decline in revenues. Earnings before interest and taxes decreased $7.6 million to $4.7 million or 62.0 percent during fiscal 1997 with lower average restaurant sales impacting the decrease. At April 30, 1997, the international operation included 97 company-operated, joint ventured, and franchised Sizzlers, 96 KFC restaurants and one The Italian Oven restaurant.

Excluding franchise revenues, results from the company-operated Sizzler restaurants reflect a 12.5 percent decrease in revenues, or $9.9 million, to $69.8 million from the prior fiscal year. This decrease reflects lower average restaurant sales and restaurant closings offset by the increase in the Australian dollar exchange rate. On a comparative restaurant basis, sales in Australian dollars, check average and customer counts decreased by 16.2 percent,
2.0 percent and 14.5 percent, respectively, from levels of the previous year. At April 30, 1997, the Company operated 39 Sizzler restaurants versus 44 a year ago.

The Company's international franchise revenues increased $521,000 or 13.7 percent to $4.3 million in 1997 versus 1996, due primarily to net new restaurant openings in the Asian/Pacific region. At April 30, 1997, there were 55 international franchised restaurants and three joint ventured restaurants in nine countries and two U.S. territories, versus 85 international franchised restaurants and two joint ventured restaurants in nine countries and two U.S. territories at April 30, 1996. During fiscal 1997, 11 franchised restaurants were opened in Japan, Thailand, South Korea, Guatemala and Indonesia and one joint venture in Singapore, while 40 were closed in Australia and one in Indonesia. The Australian closures are represented by a single multi-unit operator.

Revenues from the Company's KFC restaurants increased $5.4 million to $102.6 million or 5.5 percent when compared to the prior year. This increase reflects four additional restaurants and the increase in the Australian dollar exchange rate. On a comparative restaurant basis, in Australian dollars, average restaurant sales decreased 2.0 percent and the average customer check increased
2.8 percent, however, customer counts declined 4.7 percent, compared to fiscal 1996. At April 30, 1997, the number of KFC restaurants was 96 versus 92 last year.

In fiscal 1996, the Company's international operations accounted for approximately 42.0 percent of consolidated revenues. Revenues decreased by 2.5 percent or $4.7 million, to $183.3 million when compared to fiscal 1995. This reduction in revenues was primarily the result of closing three restaurants in Canada, as well as a 10.5 percent decline in average Sizzler restaurant sales in Australia, partially offset by the addition of four KFC restaurants and one The Italian Oven restaurant.

Excluding franchise revenues, company-operated Sizzlers recorded a 12.5 percent or $11.6 million decline in revenues to $81.5 million from fiscal 1995, primarily reflecting lower average restaurant sales. On a comparative restaurant basis, sales in Australian dollars and guest counts decreased by 10.5 percent and 14.3 percent, respectively, from levels of the previous year. The average guest check was up 4.5 percent, reflecting a menu price increase during the year. At April 30, 1996, the Company operated 44 Sizzler restaurants versus 47 at April 30, 1995.

International franchise revenues decreased $776,000 or 16.9 percent to $3.8 million in 1996 versus 1995, due primarily to lower average restaurant sales in Australia, offset by a net increase of eight restaurants in the Asian/Pacific region and Puerto Rico. At April 30, 1996, there were 85 international franchised restaurants and two joint ventured restaurants in nine countries and two U.S. territories, versus 77 restaurants in 10 countries and two U.S. territories at April 30, 1995.

Fiscal 1996 revenues of $97.2 million from the Company's KFC restaurants increased $6.9 million or 7.6 percent when compared to the prior year. On a comparative restaurant basis, average restaurant sales, in Australia dollars, decreased 1.2 percent and the average guest check decreased 10.2 percent, however, guest counts increased 0.4 percent, compared to fiscal 1995. At April 30, 1996, the number of KFC restaurants was 92 versus 88 at April 30, 1995.

Earnings before interest and taxes decreased $9.4 million to $12.4 million or
43.2 percent during fiscal 1996.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, were 0.5 percent lower in fiscal 1997. Payroll and related expenses, occupancy costs and depreciation and amortization expense decreased 1.8 percent, 2.4 percent and 0.6 percent, as a percentage of revenues, respectively. The lower costs reflect the closure of under-performing restaurants.

Investment income increased $0.2 million in 1997 from 1996 and declined $0.3 million in 1996 from 1995. Interest expense increased in 1997 from 1996 by $4.6 million or 198.0 percent, due to increased borrowings prior to bankruptcy filing and estimated accrued interest on prepetition liabilities. In fiscal 1996, interest expense increased $0.9 million from 1995, primarily as a result of higher borrowings during the fiscal year.

During fiscal 1996, the Company was a party to foreign exchange contracts to hedge exposure to the Australian dollar exchange rate. These contracts had no material effect on the results of operations. No contracts were in place at fiscal year end.

In fiscal 1996, consolidated costs and expenses, as a percentage of revenues, were 5.0 percent higher than the previous year, primarily due to increases in food costs, operating labor and advertising expenses. These increases primarily reflected the relatively fixed nature of certain restaurant costs such as management salaries, occupancy and other direct restaurant costs at lower sales levels.

The provision for income taxes changed from a provision of $4.9 million in fiscal 1996 to a benefit of $7.3 million in fiscal 1997. The benefit for income taxes reflects taxes on foreign operations. Under current accounting standards (Financial Accounting Standards Board

Statement No. 109 "Accounting for Income Taxes"), the Company may not record a tax benefit for U.S. source losses. (See Note 4 of Notes to Consolidated Financial Statements).


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is cash provided by operations which amounted to $5.9 million in fiscal 1997 and $13.4 million in fiscal 1996. The Company has historically maintained a relatively low current ratio, but because of the non payment of pre bankruptcy liabilities, the current ratio was
1.5 at fiscal year-end 1997. The current ratio was 0.4 at fiscal year-end 1996.

The Company began to experience liquidity problems in 1996, due primarily to continued sales decline in the Company's U.S. restaurants, the impact of severe winter storms, higher costs associated with the development of the Sizzler American Grill repositioning, and higher net interest expense payments. On June 2, 1996, the Company commenced Chapter 11 proceedings and became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court.

At April 30, 1997, working capital was $15.9 million compared with a deficit of $39.7 million at the end of the prior year. The increase primarily reflects the non payment of pre bankruptcy liabilities, shown on the balance sheet as "Liabilities subject to compromise under reorganization proceedings". At April 30, 1996, working capital was a deficit of $39.7 million compared to a deficit of $5.4 million at the end of the prior year. The decrease primarily reflected the $27 million outstanding line of credit balance that was presented as a current liability in the consolidated financial statements due to the Company's non-compliance with its financial covenants.


TOTAL ASSETS/CAPITAL EXPENDITURES
---------------------------------

Total assets decreased $10.4 million or 5.9 percent in fiscal 1997. Property and equipment represented 62.4 percent of total assets at the end of fiscal 1997 and 75.7 percent at the end of fiscal 1996. In fiscal 1996, total assets decreased $76.7 million or 27.7 percent from fiscal 1995 as a result of market and restaurant closures and related provisions.

Capital expenditures were $6.4 million in fiscal 1997, which included new restaurant construction and acquisitions of $1.5 million and remodels of $4.9 million. The Company anticipates continuing to grow international operations through additional investment in company-operated restaurants, joint ventures and the development of the franchise system. The international restaurant base has expanded, as demonstrated by the net increase of five Sizzler restaurants and four KFC restaurants during fiscal year 1997.

The Company anticipates capital expenditures in fiscal 1998 to be approximately $8.6 million, of which $5.1 million will be used to develop the Asian/Pacific region and $3.5 million on replacement upgrades and other capital items. It is anticipated that between eight and ten restaurants will be added to the international division in fiscal 1998. Domestically, no new unit growth is planned in fiscal 1998, instead, the Company will focus on the repositioning program.

In fiscal 1996, capital expenditures were $24.4 million, consisting of new restaurant construction and acquisitions of $6.9 million and remodels of $17.5 million.


DEBT
----

As a result of the bankruptcy filing, no principal or interest payments on prepetition debt will be made prior to bankruptcy court approval.

In July 1996, the Company obtained a $15.0 million revolving credit facility. The credit facility, which bore interest at the lending institution's prime rate plus 1%, was to mature on the earlier of July 15, 1998, or the effective date of a confirmed plan of reorganization. This facility is secured by the assets of certain of the Company's subsidiaries and provides restrictions on additional borrowings and incurrence of liens. During the fiscal year there were no borrowings on this credit facility. As of July 1997, the Company canceled this credit agreement.


INFLATION
---------

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


OTHER
-----

The Company is aware of industry concerns regarding the potential impact of further increases in the minimum wage, the increased marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods and compliance with existing or proposed health and safety legislation and other similar contingencies. The Company is unable to predict the possible impact of such factors on its business. In the past, the Company has been able to address similar types of changes in the business climate and been able to pass any associated higher costs along to its customers, because the changes have generally impacted all restaurant companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters normally include twelve weeks of operations whereas the third fiscal quarter includes sixteen weeks of operations.
--------------------------------------------------------------------------------

                                            FIRST      SECOND      THIRD       FOURTH
FISCAL 1997                                QUARTER    QUARTER     QUARTER      QUARTER
---------------------------------------------------------------------------------------
Restaurants                                $ 80,936   $ 65,660    $ 84,930    $  58,535
Franchise operations                          3,500      2,373       3,129          865
                                        -----------  ----------  ----------  ----------
Revenues                                     84,436     68,033      88,059       59,400

Cost of sales                                29,866     26,240      32,912       22,312
Labor and related expenses                   24,414     19,043      24,344       17,337
Other operating expenses                     18,028     13,869      19,629       14,430
General and administrative costs              7,047      5,893       7,577        1,675
                                        -----------  ----------  ----------  ----------
Earnings before interest, taxes and
 depreciation                                 5,081      2,988       3,597        3,646
Depreciation                                  3,586      3,224       4,372        5,078
                                        -----------  ----------  ----------  ----------
Earnings (loss) before interest and
 taxes                                        1,495       (236)       (775)      (1,432)
                                        -----------  ----------  ----------  ----------
Net income (loss)                          $    494   $   (622)   $ (1,281)   $   1,974
                                        ===========  ==========  ==========  ==========

Earnings (loss) per share                  $   0.02   $  (0.02)   $  (0.04)   $    0.07
=======================================================================================

 --------------------------------------------------------------------------------------
                                            FIRST      SECOND      THIRD       FOURTH
FISCAL 1996                                QUARTER    QUARTER     QUARTER      QUARTER
---------------------------------------------------------------------------------------
Restaurants                                $102,243   $ 99,271    $125,254    $  97,450
Franchise operations                          3,258      2,949       3,174        2,595
                                        -----------  ----------  ----------  ----------
Revenues                                    105,501    102,220     128,428      100,045

Cost of sales                                38,003     36,243      47,047       37,294
Labor and related expenses                   29,981     29,924      40,625       31,335
Other operating expenses                     22,554     22,077      29,941       23,298
General and administrative costs              7,543      7,264       9,863        7,562
Non-recurring items                               -          -           -      121,721
                                        -----------  ----------  ----------  ----------
Earnings before interest, taxes and
 depreciation                                 7,420      6,712         952     (121,165)
Depreciation                                  6,019      6,036       7,983        6,126
                                        -----------  ----------  ----------  ----------
Earnings (loss) before interest and
 taxes                                        1,401        676      (7,031)    (127,291)
                                        -----------  ----------  ----------  ----------

Net income (loss)                          $    436   $    168    $ (4,569)   $(134,493)
                                        ===========  ==========  ==========  ==========

Earnings (loss) per share                  $   0.02   $   0.01    $  (0.16)   $   (4.84)
=======================================================================================

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended April 30, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated statements of operations indicates that the Company has incurred recurring losses. As discussed in Note 2 to the consolidated financial statements, on June 2, 1996, the Company and certain U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These matters among others raise substantial doubt about the Company's ability to continue as a going concern. In addition, on June 2, 1997, the U.S. Bankruptcy Court approved the plan of reorganization for the Company and certain U.S. subsidiaries. Management's plans in regards to these matters are also described in Note 2. Continuation of business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules as Part IV, Item 14 (a) (2) are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Los Angeles, California
July 23, 1997

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Operations
(In thousands, except per share data)

For the Years Ended April 30,                 1997           1996          1995
----------------------------------------    ---------     ----------     --------
REVENUES
  Restaurants                                $290,061      $ 424,218     $447,547
  Franchise operations                          9,867         11,976       14,604
----------------------------------------    ---------     ----------     --------
  Total revenues                              299,928        436,194      462,151
----------------------------------------    ---------     ----------     --------

COSTS AND EXPENSES
  Cost of sales                               111,330        158,587      163,202
  Labor and related expenses                   85,138        131,865      133,226
  Other operating expenses                     65,956         97,870       95,824
  Depreciation and amortization                16,260         26,164       28,309
  Non-recurring items                               -        108,883            -
  Impairment of long-lived assets                   -         12,838            -
  General and administrative expenses          22,192         32,232       30,332
----------------------------------------    ---------     ----------     --------
  Total operating costs                       300,876        568,439      450,893
----------------------------------------    ---------     ----------     --------
  Interest expense                              6,981          2,343        1,452
  Investment income                            (1,178)          (991)      (1,314)
 ----------------------------------------    ---------     ----------     --------
  Total costs and expenses                    306,679        569,791      451,031
----------------------------------------    ---------     ----------     --------
INCOME (LOSS) BEFORE INCOME TAXES              (6,751)      (133,597)      11,120
PROVISION (BENEFIT) FOR INCOME TAXES           (7,316)         4,861        4,425
----------------------------------------    ---------     ----------     --------
NET INCOME (LOSS)                            $    565      $(138,458)    $  6,695
========================================    =========     ==========     ========
Net income (loss) per common and
  common equivalent share                       $0.02         $(4.99)       $0.24
========================================    =========     ==========     ========
Average common and common
  equivalent shares outstanding                28,967         27,773       28,272
========================================    =========     ==========     ========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

April 30,                                            1997       1996
--------------------------------------------     ----------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 34,085   $  9,216
  Receivables, net of reserves of $3,547
    in 1997 and $9,441 in 1996                        4,398      5,026
  Inventories                                         5,464      6,477
  Prepaid expenses and other current assets           2,323      2,736
--------------------------------------------     ----------   --------
  Total current assets                               46,270     23,455
--------------------------------------------     ----------   --------
PROPERTY AND EQUIPMENT, AT COST
  Land                                               30,583     36,154
  Buildings and leasehold improvements              111,910    121,793
  Equipment                                          71,819     75,330
  Capital leases                                      3,147      9,168
  Construction in progress                            1,650      3,616
--------------------------------------------     ----------   --------
                                                    219,109    246,061
  Less - Accumulated depreciation and
   amortization                                     114,234    110,830
--------------------------------------------     ----------   --------
  Total property and equipment, net                 104,875    135,231
--------------------------------------------     ----------   --------
LONG-TERM NOTES RECEIVABLE, NET OF
 RESERVES OF $424 IN 1997 AND $1,200 IN 1996          1,619      1,128

DEFERRED INCOME TAXES                                 4,004          -

INTANGIBLE ASSETS, NET OF ACCUMULATED
 AMORTIZATION OF $698 IN 1997 AND $610 IN 1996        1,430        996

OTHER ASSETS, NET OF ACCUMULATED
 AMORTIZATION AND RESERVES OF $6 IN 1997 AND
 $4 IN 1996                                           9,912     17,737
-----------------------------------------        ----------   --------
Total assets                                       $168,110   $178,547
=======================================          ==========   ========


The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

April 30,                                     1997         1996
----------------------------------------    -------      -------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

  Current portion of long-term debt        $      94    $  28,196
  Accounts payable                            13,634       14,390
  Other current liabilities                   14,240       17,755
  Income taxes payable                         2,401        2,844
----------------------------------------    --------     --------
  Total current liabilities                   30,369       63,185
----------------------------------------    --------     --------

LONG-TERM DEBT                                   329        7,041

DEFERRED INCOME TAXES                              -        9,032

OTHER LIABILITIES                              9,111       55,822

LIABILITIES SUBJECT TO COMPROMISE
  UNDER REORGANIZATION PROCEEDINGS            83,900            -

COMMITMENTS AND CONTINGENCIES                      -            -

STOCKHOLDERS' INVESTMENT
  Preferred stock, authorized 1,000,000
   shares, $5 par value; no shares issued          -            -
  Common stock, authorized 50,000,000
   shares at $.01 par value; outstanding
   28,898,003 in 1997 and 27,767,706
   shares in 1996                                289          278
  Additional paid-in capital                 276,200      274,221
  Accumulated deficit                       (234,961)    (235,526)
  Foreign currency translation
   adjustments                                 2,873        4,494
----------------------------------------    --------     --------
  Total stockholders' investment              44,401       43,467
----------------------------------------    --------     --------
Total liabilities and stockholders'
 investment                                $ 168,110    $ 178,547
========================================   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In thousands)

For the Years Ended April 30,                                1997         1996        1995
----------------------------------------------------       --------    ---------    --------
OPERATING ACTIVITIES
Net income (loss)                                          $    565    $(138,458)   $  6,695
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                             16,260       26,165      28,309
   Deferred income tax provision (benefit)                  (12,167)         103      (1,338)
   Provision for bad debts                                      479        1,390       1,304
   Non-recurring items and asset write down                       -      121,721           -
   Other                                                        791        2,450       4,431
----------------------------------------------------       --------    ---------    --------
                                                              5,928       13,371      39,401
Changes in operating assets and
 liabilities:
   Receivables                                                  704         (243)     (1,127)
   Inventories                                                1,421         (663)       (436)
   Prepaid expenses and other current assets                   (477)        (199)        (16)
   Accounts payable                                          14,339       (1,928)        668
   Accrued liabilities                                      (19,740)      (6,974)     (6,831)
   Income taxes payable                                      (1,329)        (429)     (2,607)
Changes due to reorganization activities:
  Payments of reorganization costs                           (8,826)           -           -
  Interest expense not paid                                   6,000            -           -
----------------------------------------------------       --------    ---------    --------
Net cash provided by (used in) operating activities          (1,980)       2,935      29,052
----------------------------------------------------       --------    ---------    --------
INVESTING ACTIVITIES
   Additions to property and equipment                       (6,399)     (24,437)    (13,801)
   Disposal of property and equipment                        21,370        1,087       1,007
   Other, net                                                   739         (868)        229
----------------------------------------------------       --------    ---------    --------
Net cash provided by (used in) investing activities          15,710      (24,218)    (12,565)
----------------------------------------------------       --------    ---------    --------
FINANCING ACTIVITIES
   Long-term borrowings                                      11,461       17,000      11,000
   Reduction of long-term debt                                 (266)      (1,911)    (14,794)
   Dividends paid to stockholders                                 -       (2,222)     (4,515)
   Repurchase of common stock                                     -            -      (6,879)
   Cash surrender value of life insurance                         -        5,444           -
   Other, net                                                   (56)         (32)       (228)
----------------------------------------------------       --------    ---------    --------
Net cash provided by (used in)
 financing activities                                        11,139       18,279     (15,416)
----------------------------------------------------       --------    ---------    --------
Net increase (decrease) in cash and
 cash equivalents                                            24,869       (3,004)      1,071
----------------------------------------------------       --------    ---------    --------
Cash and cash equivalents at beginning
 of year                                                      9,216       12,220      11,149
----------------------------------------------------       --------    ---------    --------
Cash and cash equivalents at end of year                   $ 34,085    $   9,216    $ 12,220
====================================================       ========    ==========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)                   $  1,175    $   2,185    $  1,452
    Income taxes                                              5,989        7,698       7,623

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                                                                                               Foreign
                                                                                  Additonal       Retained      Currency
                                                         Shares          Common    Paid-In        Earnings    Translation
                                                       Outstanding        Stock    Capital       (Deficit)     Adjustment
                                                      -------------------------------------------------------------------
BALANCE AT APRIL 30, 1994                              28,896,354         $289    $280,943     ($97,026)       ($4,321)
   Stock repurchased                                   (1,081,900)         (11)     (6,868)
   Restricted stock repurchased                           (39,020)                    (228)
   Net income                                                                                     6,695
   Dividends paid to stockholders                                                                (4,515)
   Amortization of restricted stock                                                    264
   Cumulative translation adjustments                                                                            1,848
-------------------------------------                 -------------------------------------------------------------------

BALANCE AT APRIL 30, 1995                              27,775,434          278     274,111      (94,846)        (2,473)
   Restricted stock repurchased                            (7,728)                     (32)
   Net loss                                                                                    (138,458)
   Dividends paid to stockholders                                                                (2,222)
   Amortization of restricted stock                                                    142
   Cumulative translation adjustments                                                                            6,967
-------------------------------------                 -------------------------------------------------------------------

BALANCE AT APRIL 30, 1996                              27,767,706          278     274,221     (235,526)         4,494
   Restricted stock repurchased                           (18,381)          (1)        (56)
   Restricted stock canceled                             (311,958)          (3)
   Grant of restricted stock                            1,457,000           15         651
   Stock issued                                             3,636                       10
   Net income                                                                                       565
   Amortization of restricted stock                                                  1,374
   Cumulative translation adjustments                                                                           (1,621)
-------------------------------------                 -------------------------------------------------------------------

BALANCE AT APRIL 30, 1997                              28,898,003         $289    $276,200    ($234,961)      $  2,873
=====================================                 ===================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION: On June 2, 1996, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of underperforming restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc., Buffalo Ranch Steakhouses, Inc., Tenly Enterprises, Inc., and Collins Properties, Inc., became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the federal bankruptcy code.

BASIS OF PRESENTATION: The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases are in process, the Company continues in possession of its properties and operates and manages its business as a debtor-in-possession pursuant to the Bankruptcy Code. The consolidated financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7").

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Sizzler International, Inc., and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain financial statements, notes and supplementary data for the prior years have been reclassified to conform with the 1997 presentation.

ACCOUNTING PERIOD: The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FRANCHISE OPERATIONS: The Company recognizes initial franchise fees as income when the franchised restaurant commences operation, at which time the Company has substantially performed its obligations relating to such fees. Royalties which are based upon a percentage of sales, are recognized as income on the accrual basis. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by Sizzler. Royalty revenues, franchise fees and rent payments from franchisees are included in "Franchise Operations" in the Consolidated Statements of Operations.

MARKETING COSTS: Marketing costs are reported in the Other Operating Expenses and include costs of advertising, marketing and promotional programs. Promotional discounts are expensed as incurred and other marketing costs are charged to expense ratably in relation to sales over the year in which incurred.

STOCK-BASED COMPENSATION: The Company uses the intrinsic value-based method of measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Sizzler's capital stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

COMMON STOCK AND NET INCOME OR LOSS PER SHARE: Net income or loss per common and common equivalent share is computed by dividing net income by the weighted average number of shares outstanding during each year, adjusted for the dilutive effect of stock options and contingent shares, if applicable. For the years presented, primary per share computations and fully diluted per share computations are approximately equal.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of short-term, interest-bearing time deposits and other marketable securities with original maturities of 90 days or less, which are carried at cost, which approximates fair value because of the short maturity of those instruments. At April 30, 1997 and 1996, cash and time deposits amounted to $34,085,000 and $6,377,000, respectively. Other securities were $2,839,000 at April 30, 1996.

INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market, and primarily consist of food products.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost, which includes interest capitalized during construction and costs relating to the selection of sites for new restaurant locations, except for assets that have been impaired, for which the carrying amount is reduced to the estimated fair value.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 10 to 30 years for buildings and 2 to 8 years for equipment. Leasehold improvements are amortized primarily over the remaining lives of the leases, generally 15 to 20 years.

PROPERTIES HELD FOR SALE OR LEASE: Properties held for sale or lease were $10,234,000 at April 30, 1997 and $15,834,000 at April 30, 1996, and are
included in Other Assets. These assets represent excess land carried at estimated realizable values.

INTANGIBLE ASSETS: Intangible assets are amortized on a straight-line basis over appropriate periods ranging from 12 to 40 years. The Company continually evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future expected operating results. The methodology used to assess the recoverability of intangible and other long lived assets is to determine its expected net realizable value based upon the historical trend and their expected impact on future operating cash flows. During the fourth quarter of fiscal 1996, the Company wrote off approximately $9.8 million of intangibles related to repurchased Sizzler franchise rights associated with market closures (See Note
3).

RECOVERABILITY OF LONG LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The non-cash charge was $12.8 million for fiscal 1996.

OTHER CURRENT LIABILITIES: Other current liabilities include amounts accrued for compensation and benefits, insurance, advertising, legal fees, rent, taxes and others.

OTHER LIABILITIES: Other liabilities consist primarily of insurance reserves of $418,000 in 1997 and $7,380,000 in 1996, restructuring reserve of $8,700,000 in
1997 and $34,400,000 in 1996. In addition, other liabilities include an obligation of $12,989,000 in 1996 related to the Company's Executive Supplemental Benefit Plan.

TRANSLATION OF FOREIGN CURRENCIES: The financial statements of the Company's foreign operations are translated in accordance with the Statement of Financial Accounting Standards No. 52. As a result, translation adjustments are included in stockholders' investment. The functional currency used in the Company's foreign operations is primarily the Australian dollar. Foreign currency transaction gains and losses were not material in 1997, 1996 and 1995.

NOTE 2 - BANKRUPTCY REORGANIZATION
--------------------------------------------------------------------------------

Bankruptcy Proceedings
----------------------

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries (SRI, Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI")) became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively own and operate substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets are owned and operated by separate subsidiaries and are not subject to the U.S. Chapter 11 cases. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075AG.

On February 24, 1997 the U.S. Bankruptcy Court confirmed the plans of reorganization of BRSH (formerly the owner and operator of the Buffalo Ranch restaurant chain), and Tenly (the owner and operator of certain non-operating restaurant properties). The Company does not consider the assets and operations of these subsidiaries to be material. The BRSH and Tenly plans call for the repayment of creditors from the liquidation of assets.

On June 2, 1997, the U.S. Bankruptcy Court for the Central District of California approved plans of reorganization for the Company, SRI and CPI. The Company's plan provides for full payment of allowed creditor's claims, estimated as approximately $67 million, primarily from the operation of the Company's international division. SRI's plan provides for full payment of allowed creditor's claims, estimated as approximately $24 million, over a four-year period, primarily from U.S. operations. CPI's plan provides for full payment of allowed creditor's claims, estimated as approximately $1.7 million. Funds for the payment of CPI's claims are to be generated through the sale of CPI's properties.

Reorganization Costs
--------------------

During fiscal 1997 the Company incurred $2,606,000 of severance costs, $5,435,000 of legal and professional costs and $785,000 of temporary staffing costs relating to the bankruptcy reorganization. These reorganization costs were accrued in the prior year and charged against established reserves. Additionally, $6,000,000 of interest was charged to earnings in the fourth quarter when the reorganization plan was approved by all of the creditor committees.

Liabilities Subject to Compromise Under Reorganization Proceedings
------------------------------------------------------------------

Liabilities subject to compromise under reorganization proceedings as of April 30, 1997 are identified below:

                                                        1997
                                                     ----------
       Accounts payable                                $15,095
       Notes payable and capital lease obligations      44,337
       Other claims                                     24,468
                                                     ----------
                                                       $83,900
                                                     ==========

Approximately 10,000 claims have been filed against the Company which include duplicate claims and a significant number of claims which the Company deems to be highly inflated. The ultimate amount and settlement terms for such liabilities are not presently determinable. Therefore, no provision has been made for these differences in the accompanying consolidated financial statements.

Condensed Combined Financial Statement
--------------------------------------

The following condensed combined balance sheet as of April 30, 1997 sets forth the combined financial position of the Company and four subsidiaries (SRI, BRSH, Tenly and CPI) which are in reorganization proceedings.

          Condensed Combined Balance Sheet
                As of April 30, 1997

Assets
  Cash and cash equivalents                                     $  28,408
  Accounts receivable, net                                          4,239
  Inventories                                                       1,881
                                                                ---------

          Total current assets                                     34,528

  Property and equipment, net                                      37,601
  Intercompany receivable                                           9,026
  Investment in subsidiaries                                       32,386
  Other assets                                                      8,659
                                                                ---------

          Total assets                                          $ 122,200
                                                                =========

Liabilities and stockholders' investment
  Current portion of long-term debt                             $      94
  Accounts payable                                                  7,372
  Other current liabilities                                         6,777
                                                                ---------

      Total current liabilities                                    14,243

  Long-term debt                                                      329
  Other liabilities                                                20,426
  Liabilities subject to compromise
   under reorganization proceedings                                83,900
  Common stock and additional paid-in capital                     276,489
  Accumulated deficit and cumulative
    currency translation adjustments                             (273,187)
                                                                ---------
      Total liabilities and stockholders' investment            $ 122,200
                                                                =========

NOTE 3 - NON-RECURRING ITEMS
--------------------------------------------------------------------------------

During the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $108.9 million or $3.92 per share. The restructuring costs include predominantly non-cash write-offs of assets and related disposition costs associated with the closure of 130 restaurants in the United States.

The fiscal 1996 restructuring charge and the remaining balances of accrued restructuring liabilities as of April 30, 1997 were:

                                                                         Accrued
                                                     Total            Restructuring
                                                 Restructuring       Liabilities at
                                                    Expenses         April 30, 1997
                                                 --------------      -----------------
Market and restaurant closures                    $ 92,100                $8,700
Closure of regional offices and reduction
 of corporate headquarters                           8,800                     -
Guarantee of co-op advertising obligations           3,500                     -
Franchise receivable                                 2,500                     -
Severance                                            2,000                     -
                                                  --------                ------
                   Total                          $108,900                $8,700
                                                  ========                ======

NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------

The Company files a consolidated United States income tax return which includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or more of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $7,671,000 of the Company's foreign operations at April 30, 1997. It is the Company's intention to reinvest such earnings permanently.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

For the years ended April 30,                            1997                   1996                     1995
-----------------------------              ------------------------------------------------------------------

Current
   Federal                                 $                -            $         -               $       11
   State                                                    -                      -                       72
   Foreign                                              4,851                  4,758                    5,680
                                           ------------------            -----------              -----------
                                                        4,851                  4,758                    5,763
                                           ------------------            -----------              -----------
Deferred
   Federal                                                  -                      -                   (1,978)
   State                                                    -                      -                      247
   Foreign                                            (12,167)                   103                      393
                                           ------------------            -----------              -----------
                                                      (12,167)                   103                   (1,338)
                                           ------------------            -----------              -----------
Total income tax provision (benefit)       $           (7,316)           $     4,861               $    4,425
                                           ==================================================================

A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows:

For the years ended April 30,                            1997                        1996                      1995
----------------------------------------       --------------------------------------------------------------------------

Federal statutory tax rate                               35.0%                       35.0 %                    35.0%
State and local income taxes, net of
   related Federal income tax benefit                     6.1                         6.1                       6.1
Tax credits, net                                          3.3                         0.2                      (4.1)
Goodwill write-off and
   non-deductible amortization                           (3.3)                       (0.2)                        -
Valuation allowance                                    (149.1)                      (45.0)                        -
Other                                                    (0.4)                        0.3                       2.8
                                                  -------------                -------------              ------------
Effective tax rate                                     (108.4)%                      (3.6)%                    39.8%
                                           ===============================================================================

Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

For the years ended April 30,                            1997                       1996                      1995
----------------------------------------       --------------------------------------------------------------------------
Domestic                                              $(6,137)                  $(125,442)                  $(6,897)
Foreign                                                  (614)                     (8,155)                   18,017
                                                   ------------                -----------                ----------
                                                      $(6,751)                  $(133,597)                  $11,120
                                               ============================================================================

The tax effects of temporary differences and carryforwards which give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):

April 30,                                       1997              1996
--------------------------------------------------------------------------
Deferred Tax Assets:
   Deferred income                               $  5,195         $  6,641
   Foreign tax credit carryover                     6,006            5,968
   Minimum tax credit carryover                     1,849            1,849
   Other credits                                    2,860            2,839
   Operating reserves and accruals                 74,010           87,370
                                                ---------        ---------

      Total gross deferred tax assets              89,920          104,667
      Less valuation allowance                    (73,990)         (83,060)
                                                ---------        ---------

      Net deferred tax assets                      15,930           21,607
                                                ---------        ---------

Deferred Tax Liabilities:
   State income taxes                              (2,933)          (8,200)
   Property and equipment                          (8,096)         (17,724)
   Capital leases                                    (888)          (4,224)
   Other                                               (9)            (491)
                                                ---------        ---------

      Total gross deferred tax liabilities        (11,926)         (30,639)
                                                ---------        ---------


      Net deferred tax asset (liabilities)       $  4,004         $ (9,032)
                                                =========        =========

The valuation allowance required under FASB 109 ("Accounting for Income Taxes") represents deferred tax assets that do not satisfy the recognition criteria as set forth in the standard.

NOTE 5 - DEBT
--------------------------------------------------------------------------------

As a result of the bankruptcy filing (see Note 2), substantially all debt outstanding at June 2, 1996 has been classified as "Liabilities subject to compromise under reorganization proceedings". No principal or interest payments on prepetition debt will be made without bankruptcy court approval.

A summary of debt outstanding as of April 30, 1997 and 1996, is as follows
  (in thousands):

                                                1997          1996
--------------------------------------------------------------------
Unsecured borrowings, at variable
 interest rates, due through 2012             $41,752       $30,194
Mortgage notes payable, with interest
 rates from 9.375 percent to 10.015
 percent, secured by land, buildings,
 leaseholds and equipment, with an
 original cost of approximately $1,707
 at April 30, 1997 and $3,715 at April
 30, 1996, due through 2037                       635           744
Capital lease obligations                       2,373         4,299
--------------------------------------------------------------------

                                                44,760        35,237
Less - current portion                              94        28,196
--------------------------------------------------------------------
                                                44,666         7,041
Less - liabilities subject to compromise        44,337             -
--------------------------------------------------------------------
Long term debt                                 $   329       $ 7,041
====================================================================

Payment of $70 long-term debt, excluding capital lease obligations, is due in fiscal 1998, $1 in 1999, $1 in 2000, $1 in 2001, and $562 thereafter.

In July 1996, the Company obtained a $15.0 million revolving credit facility. The credit facility which bore interest at the lending bank's prime rate plus 1% was to mature on the earlier of July 15, 1998 or the effective date of a confirmed plan of reorganization. This facility is secured by the assets of certain of the Company's subsidiaries. During the fiscal year there were no borrowings on this credit facility. As of July 1997, the Company canceled this credit agreement.

NOTE 6 - STOCK OPTIONS AND RESTRICTED STOCK
--------------------------------------------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees, a Stock Option Plan for Non-Employee Directors and a stock purchase plan for Non-Employee Directors. The maximum number of shares that may be issued under these plans is 2,000,000, 100,000 and 100,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", permits stock compensation cost to be measured using either the intrinsic value-based method per APB-25 or the fair-value method per SFAS 123. The Company continues to use the intrinsic value-based method prescribed by APB-25 for financial statement purposes. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.

                                                                   1997                      1996                  1995
                                                                   ----                      ----                  ----
Net Income (Loss):            As Reported                          $  565                 $(138,458)               $6,695
                              Pro Forma                            $   99                 $(138,577)               $6,695
Earnings Per Share:           As Reported                          $ 0.02                 $   (4.99)               $ 0.24
                              Pro Forma                            $ 0.00                 $   (4.99)               $ 0.24
                                                                  =======                 =========                ======

STOCK OPTIONS:
--------------
The outstanding options become exercisable in varying amounts through 2005. A summary of stock option transactions follows:

                                                                                  For the years ended April 30,
                                                                 -----------------------------------------------------------
SHARES OUTSTANDING                                                      1997                      1996                  1995
----------------------------------------------------------------------------------------------------------------------------

Options outstanding at May 1                                       1,471,074                 1,111,800               899,700
Options granted                                                            -                   750,603               419,400
Options exercised                                                          -                         -                     -
Options canceled                                                  (1,361,727)                 (391,329)             (207,300)
----------------------------------------------------------------------------------------------------------------------------

Options outstanding at April 30                                      109,347                 1,471,074             1,111,800
Options available for grant at April 30                              366,305                   149,620               508,894
----------------------------------------------------------------------------------------------------------------------------


Total reserved shares                                                475,652                 1,620,694             1,620,694
============================================================================================================================

Options exercisable at April 30                                       73,226                   540,101               541,050
============================================================================================================================

Option prices per share:
  Granted                                                                  -             $3.875-$6.875          $3.00-$9.625
  Exercised                                                                -                         -                     -
  Canceled                                                   $  5.00-$17.125              $5.00-$12.50         $6.00-$12.500
============================================================================================================================


RESTRICTED STOCK PLAN:
----------------------

Stock issued under this plan is delivered subject to various conditions relating to corporate performance. Compensation expense related to these options amounted to approximately $1,374,000 in 1997, $142,000 in 1996 and $264,000 in 1995. A
summary of restricted stock transactions follows:

                                                                                        For the years ended April 30,
                                                                         ----------------------------------------------------------
SHARES OUTSTANDING                                                             1997                      1996                  1995
------------------------------------------------------------------------------------------------------------------------------------

Shares restricted at May 1                                                  110,498                   132,348               243,347
Shares granted                                                            1,457,000                         -                     -
Shares released                                                            (238,915)                  (21,850)             (110,999)
Shares canceled                                                            (311,958)                        -                     -
------------------------------------------------------------------------------------------------------------------------------------

Shares restricted at April 30                                             1,016,625                   110,498               132,348
====================================================================================================================================


NOTE 7 - LEASES
--------------------------------------------------------------------------------
The Company is a party to a number of noncancelable lease agreements involving land, buildings and equipment. The leases are generally for terms of 15 to 20 years which expire on various dates through 2012. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment.

The Company is a co-lessee or guarantor on leases of certain franchisees which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all noncancelable leases (in thousands):

                                                      Commitments
                                           -----------------------------------------------------------
                                                                                              Sublease
                                                   Capital             Operating               Rental
Years ended April 30,                              Leases                Leases                Income
---------------------                      -----------------------------------------------------------
1998                                                 $389              $11,771                 $1,627
1999                                                  326               11,119                  1,491
2000                                                  291               10,153                  1,433
2001                                                  180                9,108                  1,303
2002                                                  101                8,630                  1,300
Thereafter                                            658               45,340                  5,300
                                            ---------------------------------------------------------
Total minimum lease
  commitments/receivables                           1,945              $96,121                $12,454
                                                                =====================================
Less amount representing interest                     659
                                            --------------------
Present value of minimum lease                      1,286
Less current portion of
  capital lease obligations                           256
                                            ---------------------

Long-term capital lease obligations (a)            $1,030
                                            =====================

(a) Capital lease obligations include only those leases which were not rejected during bankuptcy proceedings. Substantially all captial lease obligations have been reclassified as "Liabilities subject to compromise under reorganization proceedings" on the balance sheet.


Rent expense consists of (in thousands):


Years ended April 30,                             1997                         1996                   1995
---------------------------           --------------------------------------------------------------------
Minimum rentals                                $11,355                      $20,470                $18,880
Contingent rentals                                 623                          764                  1,333
  Less sublease rentals                          2,141                        4,230                  5,447
                                      --------------------------------------------------------------------

Net rent expense                               $ 9,837                      $17,004                $14,766
                                      ====================================================================

NOTE 8 - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
--------------------------------------------------------------------------------

The Company is engaged in only one industry segment which is restaurant operations. Operating profits exclude investment income, interest expense, income taxes, non-recurring charges, and impairment of long-lived assets. Identifiable assets are those assets used in the operations of each geographic area.

REVENUES (IN THOUSANDS):                               1997                               1996                         1995
------------------------                              -------                          --------                      -------
United States                                      $122,037     41%                   $252,872           58%      $274,135     59%
International                                       177,891     59                     183,322           42        188,016     41
------------------------------------------------------------------------------------------------------------------------------------

Total                                              $299,928    100%                   $436,194          100%      $462,151    100%

------------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFITS (LOSSES)
---------------------------
   (IN THOUSANDS):
  ---------------
United States                                      $ (5,646)  (596)%                  $(22,881)        (217)%     $(10,496)   (93)%
International                                         4,698    496                      12,357          117         21,754    193
------------------------------------------------------------------------------------------------------------------------------------

Total                                              $   (948)   100%                   $(10,524)        (100)%     $ 11,258    100%

------------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS (IN THOUSANDS):
----------------------------------
United States                                      $ 73,869     44%                   $ 77,648           43%      $164,962     60%
International                                        94,241     56                     100,899           57        111,692     40
------------------------------------------------------------------------------------------------------------------------------------

Total                                              $168,110    100%                   $178,547          100%      $276,654    100%

------------------------------------------------------------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES

At April 30, 1997, international commitments made for capital projects were approximately $1,039,000. There were no U.S. commitments for capital projects at fiscal year end.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon the consolidated financial position of the Company or its results of operations.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a contributory employee profit sharing, savings and retirement plan for all eligible employees. The annual employer contribution is determined at the discretion of the Company's Board of Directors. The Company did not make a contribution to the Employee Savings Plan in 1997 or 1996. The Company's contribution amounted to approximately $515,000 in 1995.

In addition, the Company has an Executive Supplemental Benefit Plan which provides benefits upon retirement to certain employees. The present value of the accumulated benefit obligation related to this plan at a six percent discount rate totaled $12,989,000 at April 30, 1997 and April 30, 1996.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth certain information with respect to the current directors and executive officers of the Company:

Name                            Age   Position with Company
-----------------------------   ---   ---------------------

James A. Collins                 70   Chairman of Board of the Company
                                      and its predecessor CFI since 1968
                                      (term expires in 1998). Chief Executive
                                      Officer of the Company since May 29, 1997.


Kevin W. Perkins                 45   Director of the Company since 1994 (term
                                      expires in 1998). Executive Vice President of the Company since May 29, 1997.
                                      President, and Chief Executive Officer of the Company (1994-1997). President and
                                      Chief Executive Officer of International
                                      Operations.

Peter H. Dailey                  67   Director of the Company since 1991 (term
                                      expires in 1998). Chairman, Enniskerry
                                      Financial, Ltd., a private investment
                                      company, and Chairman, Supervisory Board of Directors of Memorex-Telex, Inc.
                                      Director, Chicago Title and Trust Company.
                                      Pinkerton, Inc. and Jacobs Engineering
                                      Group, Inc. Former Ambassador to Ireland and Special Envoy to NATO.

Barry E. Krantz                  54   Director of the Company since January
                                      1997 (term expires in 1997). Restaurant
                                      industry consultant since 1995. Chief
                                      Operating Officer, Restaurant Enterprises
                                      Group (1993-1995), President, Family
                                      Restaurant division (1989-1995), and
                                      President and Chief Operation Officer,
                                      Family Restaurants, Inc. (1994-1995).

Name                            Age    Position with Company
----                            ---    ---------------------

Phillip D. Matthews              59    Director of the Company since May 1997
                                       (term expired in 1996). Chairman, Panda
                                       Management Company (1995-1997). Chairman,
                                       Wolverine World Wide, Inc. (1993-1996).
                                       Director, Bell Sports, Inc., H. F.
                                       Ahmanson & Co., Home Savings of America
                                       and Wolverine World Wide, Inc.

H. Wallace Merryman              69    Director of the Company and its
                                       predecessor CFI since 1971 (term expires in 1997). Chairman of the Board and Chief
                                       Executive Officer, Avco Financial
                                       Services, Inc. (1975-1987).

Robert A. Muh                    59    Director of the Company since May 1997
                                       (term expired in 1996). Chairman of the
                                       Board of Sutter Securities, Inc. since
                                       1992. President, Financial Services
                                       International (1987-1992).

Carol A. Scott, Ph.D.            47    Director of the Company since 1993 (term
                                       expired in 1996). Professor of Marketing, UCLA since 1989. Chairman of the Faculty,
                                       UCLA Anderson Graduate School of
                                       Management (1990-1994). Director, Athena
                                       Medical Corporation.

Charles F. Smith                 64    Director of the Company since 1995 (term
                                       expires in 1998). President of Charles F.
                                       Smith & Co., Inc., an investment banking firm, since 1984. Director, FirstFed
                                       Financial Corp., Logicon, Inc., and
                                       Fremont Funding Corp.

Christopher R. Thomas            48    Executive Vice President of the Company
                                       since 1991. Chief Financial Officer of
                                       the Company and its predecessor CFI
                                       (1985-1997).  President and Chief
                                       Executive Officer of Sizzler USA.

Name                            Age    Position with Company
-----------------------------   ---    ---------------------

Ryan S. Tondro                   49    Vice President and Chief Financial
                                       Officer of the Company since May 1997.
                                       Vice President, Controller of the Company
                                       (1995-1997). Controller of the Company
                                       (February 1995-August 1995).  Vice
                                       President, Finance and Controller of
                                       Washington Inventory Service, a division of Huffy Corporation (1993-1995). Vice
                                       President, Controller of Thrifty Drug
                                       Stores (1978-1993).

David J. Barton                  41    Vice President, General Counsel of the
                                       Company since 1994 and Secretary of the
                                       Company since 1995.  Assistant General
                                       Counsel of the Company (1991-1994).


Michael J. Raedeke               39    Vice President, Taxation and Internal
                                       Audit of the Company since 1995.
                                       Director of Tax/Internal Audit of the
                                       Company (1991-1995).

Item 11.  Executive Compensation

                                                  SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                Annual Compensation                      Awards
                                    ----------------------------------------  -------------------------
                                                                    Other        Restricted
Name and                                                           Annual          Stock         Stock       All Other
Principal Position                                              Compensation       Awards       Options    Compensation
at April 30, 1997               Year    Salary ($)   Bonus ($)        ($) (1)        ($) (3)     (#)           ($)
-----------------------------------------------------------------------------------------------------------------------
Kevin W. Perkins                1997     300,000           -              (2)       785,400           -          58,395 (4)
President, Chief Executive      1996     300,000           -              (2)             -      34,888          12,697
Officer and Director            1995     200,000           -          22,600              -      50,000          68,846

Christopher R. Thomas           1997     235,000           -              (2)       561,000           -               -
Executive Vice President        1996     225,000           -              (2)             -      24,444           2,546
Finance and Chief               1995     185,000           -              (2)             -      45,000           5,383
Financial Officer

David J. Barton                 1997     154,000           -              (2)       280,500           -               -
Vice President                  1996     128,000           -              (2)             -       4,667           1,968
General Counsel, and            1995     105,000           -              (2)             -      15,000               -
Secretary

Ryan S. Tondro (5)              1997     140,000           -              (2)       280,500           -               -
Vice President,                 1996     119,000           -              (2)             -       4,444               -
Controller                      1995      25,000           -              (2)             -       5,000               -

Richard C. Kowalski (6)         1997     120,000           -              (2)       201,960           -               -
Vice President,                 1996      91,000           -              (2)             -           -               -
Marketing                       1995      57,000           -              (2)             -           -               -

(1) Other Annual Compensation represents: a) automobile allowance and cost reimbursement, b) reimbursements for legal and tax assistance, c) premiums on group life insurance, and d) executive medical plan costs.

(2)  Does not exceed the lesser of $50,000 or 10% of total salary and bonus.

(3) Restricted stock may be sold to eligible employees at the discretion of the Board of Directors for an amount that is not less than the par value of such shares. Dividends, when paid, are paid on all restricted stock. All restricted shares are subject to limitations on sale or other disposition thereof, which terminate upon the satisfaction of certain criteria established by the Board of Directors at the time of the sale. As of the end of fiscal 1997, the aggregate restricted stock holdings remaining, valued as of the date of the grant, are as follows: Mr. Perkins, 232,375 shares valued at $1,193,584; Mr. Thomas, 177,875 shares valued at $1,011,547; Mr. Barton, 75,000 shares valued at $281,250; Mr. Tondro, 75,000 shares valued at $281,250; Mr. Kowalski, 54,000 shares, valued at $202,500.

(4)  Mr. Perkins' 1997 All Other Compensation represents loan forgiveness.

(5)  Mr. Tondro joined the Company in February 1995.

(6) Mr. Kowalski joined the Company in August 1994 and left the Company in July 1997.

BOARD COMMITTEES AND DIRECTOR COMPENSATION

The Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, and a Nominating Committee.

The Board of Directors of the Company met 12 times during fiscal 1997, including one meeting of an ad hoc committee of the Board formed to review the Chapter 11 proceedings. Each director attended 75% or more of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by committees of the board on which he or she served.

Messrs. Merryman (Chairman) and Smith and Ms. Scott comprised the Audit Committee, which met four times during fiscal 1997. The Audit Committee recommends to the Board of Directors the appointment of the Company's independent auditors, reviews the fee arrangements and scope of the annual audit, reviews the activities and recommendations of the Company's internal auditors and considers the comments of the independent auditors with respect to internal accounting controls.

Mr. William S. Hansen (Chairman), Mr. Dailey and Mr. Wayne G. Kees comprised the Compensation and Stock Option Committee, which did not meet during fiscal 1997. The Compensation and Stock Option Committee approves officers' salaries, administers executive compensation plans, reviews and approves the grant of options and restricted stock and approves bonus schedules for Company employees.

Messrs. Smith (Chairman) and Kees and Ms. Scott comprised the Nominating Committee which met during fiscal 1997 on 12/20/96. The Nominating Committee has the responsibility of nominating the officers of the Company, and recommending candidates for election to the Board of Directors at the Annual Meeting of Stockholders and to fill vacancies or newly created directorships.

Following the end of fiscal 1997, Messrs. Hansen and Kees announced their retirement and resigned from the Board of Directors. The resulting vacancies on the Board were filled by the appointment of Mr. Phillip D. Matthews and Mr. Robert A. Muh.

In his capacity as the Chairman of the Board of Directors, during fiscal 1997 Mr. Collins received a salary of $53,000. Each other Director who is not an employee of the Company is paid a retainer fee of $20,000 per year and is also paid a fee of $1,000 for attending each meeting of the Board of Directors, and $1,000 for attending committee meetings not held in conjunction with a Board meeting.

Under the Company's Stock Purchase Plan for Non-Employee Directors, each Director who is not an employee of the Company may elect to have all or a portion of his or her retainer used to purchase shares of the Company's common stock. The price of the shares of common stock purchased from the Company is the closing price reported on the New York Stock Exchange on the first day of each calendar quarter for which the director's election is effective.

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

EXECUTIVE SUPPLEMENTAL BENEFIT PLAN

During fiscal 1997, the Company maintained an Executive Supplemental Benefit Plan. Under the Supplemental Benefit Plan, the normal retirement date is the later of the participant's sixty-fifth birthday or the date the participant achieves 10 years of service under the Supplemental Benefit Plan. Participants who retire at the normal retirement date are entitled to receive 65% of the average for their three highest years of earnings, comprised of base salary and standard bonus, but excluding any other cash bonus or form of remuneration, during the last five years of employment, reduced by 50% of the participant's primary social security benefit and by the annuitized value of the participant's account balance under the profit sharing portion of the Company's Employee Savings Plan. Such benefits are payable as a life and survivor annuity. Participants who retire between the ages of 55 and 65 and who have completed 15 years of service under the Supplemental Benefit Plan are entitled to receive reduced benefits based on age and the number of years of service completed.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with five executive officers (Messrs. Perkins, Thomas, Barton, Raedeke, and Tondro). Each of these agreements sets forth the officer's position and responsibilities with the Company and provides for the officer's annual base salary, participation in the Management Incentive Plan or other bonus program, and other benefits generally available to executive officers of the Company.

Under these employment agreements, the Company may terminate the officer's employment for cause. "Cause" generally is defined to include the willful and continued failure by the officer to substantially perform his duties after demand by the Company, or the willful engaging by the officer in misconduct which is materially injurious to the Company. Under these agreements, the officer may terminate his employment for "good reason." "Good reason" generally is defined as a failure by the Board of Directors to re-elect the officer to the position set forth in the agreement following removal from such position, or to vest the officer with the powers and authority of the position set forth in the agreement, or other breach by the Company.

In the event an employment agreement is terminated by the Company other than for cause or by reason of the officer's disability, or by the officer for good reason, the officer is entitled under his employment agreement to receive the sum of (a) his salary through the date of termination and (b) as severance an amount equal to one year of the officer's salary at the annual rate in effect as of the date of termination.

A subsidiary of the Company is party to a consulting agreement with Barry Krantz, a director of the Company. Under the agreement, Mr. Krantz provides marketing consulting services. The agreement is terminable by the Company's subsidiary at any time and for any reason upon two weeks' notice.

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

The Company routinely has retained the services of outside compensation consulting firms to assist the Committee in connection with the performance of its various duties. These firms provide advice to the Committee with respect to the reasonableness of compensation paid to senior management of the Company. Typically, this advice takes into account how the Company's compensation programs compare to those of competing companies as well as the Company's performance. Members of the Committee also review compensation surveys and analysis provided by such firms, including material prepared by the Company's human resources personnel.

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

In the second half of fiscal 1996, the Committee conducted a review of the Company's executive compensation program generally. The Committee found that, in light of certain events and developments, it was necessary and appropriate to revise the Company's executive compensation program to enhance its effectiveness in attracting and retaining talented key management. The events and developments included the assumption of additional functions by key executives as a result of reductions in corporate administrative overhead in December 1995, the anticipated assumption of major additional responsibilities by key executives in connection with the bankruptcy proceeding, evidence of increased employee attrition, and the need to develop simpler and more direct incentives to achieve certain specific key objectives deemed desirable by the Board of Directors.

Based on these findings, the Committee approved certain revisions to the Company's executive compensation program, which were implemented by the Company effective in May 1996. The revised program featured a new Incentive Plan, a severance policy, and a restructuring of executive equity incentives. The Committee also approved the use of employment agreements for the Company's executive officers.

Under the new Incentive Plan, participants were entitled to a one-time cash bonus on the Program Termination Date, defined as May 1, 1998 or the earlier occurrence of either of two key strategic objectives. The amount of the bonus was established as a designated percentage of annual base salary, ranging from 40% to 125% depending on the participant's responsibilities and relative position within the Company. To be eligible for the bonus, a participant was required to remain continuously employed by the Company on a full time basis until the Program Termination Date. The key strategic objectives consisted of either confirmation of a plan of reorganization in the Company's Chapter 11 bankruptcy or consummation of a merger or sale transaction in respect of the Company.

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

The compensation of Mr. Perkins, the Company's Chief Executive Officer, for fiscal 1997 was established in a manner consistent with the Company's fiscal 1997 executive officer compensation program generally. Mr. Perkins' salary was fixed as $300,000. The percentage of salary payable to Mr. Perkins as bonus under the new Incentive Plan was established at 125%. Mr. Perkins was awarded 210,000 restricted shares on the basis described above. Mr. Perkins also was entitled to receive perquisites and other benefits on the same basis as other executive officers of the Company.

                                  Compensation and Stock Option Committee
                                    (Fiscal Year 1997)


                                  William S. Hansen, Chairman

                                  Peter H. Dailey

                                  Wayne G. Kees


July 23, 1997

STOCK PERFORMANCE GRAPH.

The following graph compares the cumulative total return for Sizzler stock with the comparable cumulative returns of (i) a broad market index: The Dow Jones Equity Market Index and (ii) a published industry or line of business index: The Dow Jones-Entertainment and Leisure (Restaurants) index. The Graph covers the time period from the end of fiscal 1992 until the end of fiscal 1997. It assumes $100 invested on April 30, 1992 in Sizzler stock and $100 invested at that time in each of the indexes. The comparison assumes that all dividends are reinvested.


                                 (GRAPH OMITTED)

                                4/30/92   4/30/93   4/30/94   4/30/95   4/30/96   4/30/97
 Sizzler                            100        62        64        54        37        23
 Dow Jones Equity Market            100       110       116       135       177       222
 Dow Jones Entertainment &
    Leisure (Restaurants)           100       108       130       142       185       199


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

As of June 30, 1997, according to filings with the Securities and Exchange Commission and to the best knowledge of the Company, the following persons (as depicted in the schedule below) are the beneficial owners of more than 5% of the outstanding voting shares of the Company.


                                                            AMOUNT AND NATURE OF      PERCENT
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP (1)  OF CLASS
----------------------------------------------------------------------------------------------
Common Stock     James A. Collins                           3,800,840     (2)          13.1%
                 12655 W. Jefferson Boulevard
                 Los Angeles, California 90066

Common Stock     The Capital Group Companies, Inc.          3,532,800     (3)          12.2%
                 Capital Guardian Trust Co.
                 333 South Hope Street
                 Los Angeles, California 90071

Common Stock     GeoCapital Corporation                     1,691,945     (4)           5.9%
                 767 Fifth Avenue
                 New York, New York 10153

Common Stock     Dimensional Fund Advisors Inc.("DFAI")     1,514,834     (5)           5.2%
                 1299 Ocean Avenue, 11/th/ Floor
                 Santa Monica, California 90401

Common Stock     Fisher Investments, Inc.                   1,479,100                   5.1%
                 13100 Skyline Boulevard
                 Woodside, California 94062

(1) Possesses sole voting and investment power for all shares of Common Stock beneficially owned unless otherwise indicated.

(2) Does not include 334,483 shares of Common Stock held by an independent trustee for the benefit of Mr. Collins' adult children as to which Mr. Collins disclaims beneficial ownership.

(3) CGCI and its affiliates possess sole investment power, but sole voting power only for 1,777,100 shares of Common Stock. CGCI and its affiliates disclaim beneficial ownership of these shares. The Company has been advised that the shares are held by one or more separate investment management companies affiliated with CGCI, each of which manages accounts on behalf of others.

(4) Possesses sole investment power and no voting power.

(5) DFAI possesses sole investment power, but sole voting power only for 1,069,834 shares of Common Stock. Persons who are officers of DFAI also serve as officers of DFA Investment Group Inc., a registered open-end investment company (the "DFAI Fund"), and the DFA Investment Trust Company, a Delaware business trust (the "DFAI Trust"). In their capacities as officers of the DFAI Fund and the DFAI Trust, these persons vote 220,800 additional shares owned by the Fund and 224,200 additional shares owned by the Trust. DFAI disclaims beneficial ownership of these shares. The Company has been advised that the shares are held in portfolios of DFAI Fund or in series of DFAI Trust investment vehicles for qualified employee benefit plans, for all of which DFAI, a registered investment advisor, serves as investment manager.

                         STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the equity securities of the Company beneficially owned by each director of the Company, and by all directors and officers of the Company as a group, on June 30, 1997.

                                                    AMOUNT AND NATURE
                                                 OF BENEFICIAL OWNERSHIP    PERCENT OF
NAME                                             OF COMMON STOCK (1) (3)      CLASS
----                                             -----------------------    ----------
DIRECTORS

James A. Collins................................        3,800,840  (2)        13.1%

Peter H. Dailey.................................            6,000              *

Barry Krantz....................................                0              *

Phillip D. Matthews.............................           20,000              *

H. Wallace Merryman.............................           32,809              *

Robert A. Muh...................................           10,000              *

Kevin W. Perkins................................          235,980              *

Carol A. Scott..................................            5,000              *

Charles F. Smith................................                0              *

EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

Christopher R. Thomas...........................          189,691              *

Ryan S. Tondro..................................           81,000              *

David J. Barton.................................           75,000              *

Michael J. Raedeke..............................           28,000              *

All Directors and Executive Officers
as a group (13 persons).........................        4,484,320             15.5%

*Less than one percent (1%) of class.

(1) Possesses sole voting and investment power.
(2) Does not include 334,483 shares of Common Stock held by an independent trustee for the benefit of Mr. Collins' adult children as to which Mr. Collins disclaims beneficial ownership.
(3) Includes shares issuable pursuant to options exercisable within 60 days of June 30, 1997 in the following amounts: Ms. Scott - 4,000, Messrs. Dailey and Merryman - 6,000 shares each, and all directors and executive officers as a group - 16,000 shares.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

The Company has entered into employment agreements with certain executive officers and into a consultancy agreement with one of its directors. (See Item 11 "Executive Compensation.")

On January 1, 1990, CFI loaned Kevin Perkins, currently a Director and an Executive Vice President of the Company, $A250,000 in order to assist him in purchasing a new home. Pursuant to the terms of the promissory note, so long as Mr. Perkins remained employed by the Company in a capacity of Vice President and President, Asian/Pacific or in a position of greater responsibility, no interest would accrue on the principal balance and the principal balance would be subject to reduction in accordance with an amortization schedule. The principal amount was fully forgiven on December 31, 1996.

In fiscal 1996, the Company retained Sutter Securities, Inc. ("Sutter") as its exclusive financial advisor. Sutter is an investment banking firm of which Robert A. Muh, currently a Director of the Company, is the Chairman of the Board. Under the terms of an engagement letter with the Company dated May 2, 1996, Sutter is to provide financial advisory services and to act as agent in connection with identifying and seeking out persons who would be interested in entering into a merger, acquisition, or other similar transaction with the Company. In consideration of its services, Sutter is entitled to receive (i) an initial cash fee of $100,000 and (ii) a transaction fee in an amount equal to a specified percentage of the total consideration paid by the purchaser in such a transaction (.5% in the case of a sale of the Company's KFC restaurants to the franchisor and .75% in the case of any other transaction). During the Company's Chapter 11 proceedings, Sutter was entitled to receive reorganization fees of $25,000 a month and a one-time bonus of $100,000 upon emergence from bankruptcy. The reorganization fees may be credited against any transaction fee that may become payable. Under the engagement letter, the Company also has agreed to reimburse Sutter for certain out-of-pocket expenses.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) List of documents filed as part of the report:

    (1) Financial Statements:

        Report of Independent Public Accountants

        Consolidated Statements of Operations of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended
        April 30, 1997

        Consolidated Balance Sheets of Sizzler International, Inc. and Subsidiaries as of April 30, 1997 and 1996

        Consolidated Statements of Stockholders' Investment of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1997.

        Consolidated Statements of Cash Flows of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1997.

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

    (3)  Exhibits:

     Number    Description
     ------    -----------

        2.1    Registrant's Fifth Amended Plan of Reorganization.

        2.2    Sizzler Restaurants International, Inc.'s Second Amended Plan of
               Reorganization.

        2.3    Collins Properties, Inc.'s Plan of Reorganization.

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

        10.3   Amendment to Employee Savings Plan of Registrant.

        10.4   Registrant's Executive Supplemental Retirement Plan (effective
               May 1, 1985, and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

        10.5   Employment Agreement dated May 1, 1996 between Registrant and
               Kevin W. Perkins, incorporated herein by reference to Exhibit
               10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

        10.6 Amendment to Employment Agreement dated September 25, 1996 between the Registrant and Kevin W. Perkins.

        10.7 Amendment to Employment Agreement dated January 1, 1997 between the Registrant and Kevin W. Perkins.

        10.8 Third Amendment to Employment Agreement dated May 5, 1997 between the Registrant and Kevin W. Perkins.

        10.9   Employment Agreement dated May 1, 1996 between Registrant and
               Christopher R. Thomas, incorporated herein by reference to
               Exhibit 10.6 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

        10.10  Employment Agreement dated May 1, 1996 between Registrant and
               David J. Barton, incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 10-K report for the fiscal year ended
               April 30, 1996.

        10.11  Employment Agreement dated May 1, 1996 between Registrant and
               Ryan S. Tondro, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 10-K report for the fiscal year ended
               April 30, 1996.

        10.12  Employment Agreement dated May 1, 1996 between Registrant and
               Michael J. Raedeke, incorporated herein by reference to Exhibit
               10.11 to the Registrant's Form 10-K for the fiscal year ended
               April 30, 1996.

        10.13 Form of Executive Bonus Program of Registrant dated May 1, 1996, incorporated herein by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended April 30, 1996.

        10.14 Consulting Agreement dated December 17, 1996 between Barry Krantz and Collins Foods International Pty Ltd.

        10.15  Paid Leave Plan and Trust and Summary Plan Description of
               Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.16 1991 Employee Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Form S-4 Registration Statement Number 33-38412.

        10.17 Stock Option Plan for Non-Employee Directors of Registrant, incorporated herein by reference to Exhibit 99.1 to Registrant's
               Form S-8 Registration Statement No. 33-83410.

        10.18  Stock Purchase Plan for Non-Employee Directors of Registrant.

        10.19  Current form of Franchise Agreement used by Sizzler Restaurants
               International, Inc., incorporated herein by reference to Exhibit
               10.5 to Registrant's Form 10-K report for the fiscal year ended
               April 30, 1991.

        10.20  Development Agreement dated October 4, 1996 between Kentucky
               Fried Chicken Pty. Limited and Collins Foods International Pty
               Ltd.

        10.21  Master Franchise Agreement dated October 4, 1996 between Kentucky
               Fried Chicken Pty Limited and Collins Foods International Pty
               Ltd.

        10.22  Form of Franchise Agreement between Kentucky Fried Chicken Pty
               Limited and Collins Foods International Pty Ltd. relating to KFC restaurant franchise.

        10.23 Australian Development Agreement dated February 1, 1996 by and between The Italian Oven, Inc. and Registrant, incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

        10.24 Form of The Italian Oven(R) Australian Franchise Agreement, incorporated herein by reference to Exhibit 10.12 to Registrant's
               Form 10-K report for the fiscal year ended April 30, 1995.

        10.25  Agreement dated May 2, 1996 between Registrant and Sutter
               Securities, Incorporated.

        11.00  Computation of Earnings (Loss) Per Share

        22.00  Subsidiaries of Registrant.

        24.00  Consent of Arthur Andersen LLP

        27.00  Financial Data Schedule

(b)  Reports on Form 8-K

        Registrant has filed no reports on Form 8-K during the last quarter of its 1997 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 23, 1997               SIZZLER INTERNATIONAL, INC.

                                                        By: /s/ James A. Collins
                                                        ------------------------
                                                                James A. Collins
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                     TITLE                        DATE
---------                     -----                        ----
/s/ James A. Collins         Chairman of the Board      July 23, 1997
--------------------
James A. Collins


/s/ Peter H. Dailey          Director                   July 23, 1997
-------------------
Peter H. Dailey


/s/ Barry E. Krantz          Director                   July 23, 1997
-------------------
Barry E. Krantz


/s/ Phillip D. Matthews      Director                   July 23, 1997
-----------------------
Phillip D. Matthews


/s/ H. Wallace Merryman      Director                   July 23, 1997
-----------------------
H. Wallace Merryman


/s/ Robert A. Muh            Director                   July 23, 1997
-----------------
Robert A. Muh


/s/ Carol A. Scott, Ph.D.    Director                   July 23, 1997
-------------------------
Carol A. Scott, Ph.D.


SIGNATURE                     TITLE                               DATE
---------                     -----                               ----
/s/Charles F. Smith          Director                          July 23, 1997
-------------------
Charles F. Smith


/s/ Christopher R. Thomas    Executive Vice President          July 23, 1997
-------------------------
Christopher R. Thomas


/s/ Ryan S. Tondro           Vice President and Chief          July 23, 1997
------------------           Financial Officer (principal
Ryan S. Tondro               financial and accounting officer)


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                                  -----------

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995
               -------------------------------------------------

                                (IN THOUSANDS)

                                 Balance at                                     Balance
                                 Beginning                                     at end of
                                 of Period    Additions   Deductions   Other     Period
                                 ----------   ---------   ----------   -----   ---------
RESERVE FOR DOUBTFUL ACCOUNTS
-----------------------------

  Year ended April 30, 1997         $10,291      $  478      $ 7,148    $350     $ 3,971
                                 ==========   =========   ==========   =====   =========



  Year ended April 30, 1996         $ 8,148      $3,824      $ 1,681       -      10,291
                                 ==========   =========   ==========   =====   =========



  Year ended April 30, 1995         $ 9,642      $1,304      $ 2,803    $  5       8,148
                                 ==========   =========   ==========   =====   =========


RESERVE FOR EXCESS PROPERTIES AND RESTAURANT CLOSURES
-----------------------------------------------------

  Year ended April 30, 1997               -           -            -       -           -
                                 ==========   =========   ==========   =====   =========



  Year ended April 30, 1996         $55,382           -      $55,382       -           -
                                 ==========   =========   ==========   =====   =========



  Year ended April 30, 1995         $99,469           -      $44,087       -     $55,382
                                 ==========   =========   ==========   =====   =========
