Form 10-Q
period 1997-07-20
SIZZLER INTERNATIONAL INC
filed 1997-08-29
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10 - Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended JULY 20, 1997


            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



             For the transition period from _________ to _________



                         COMMISSION FILE NUMBER 1-10711



                           SIZZLER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)



           DELAWARE                                  95-4307254
--------------------------------------------------------------------------------
(State or other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)



         12655 WEST JEFFERSON BOULEVARD, LOS ANGELES, CALIFORNIA  90066
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, including zip code)



                                 (310) 827-2300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X     No
                               -------    --------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                          Outstanding at August 29, 1997
----------------------------              -------------------------------
COMMON STOCK $0.01 PAR VALUE                    28,885,148 SHARES

                          PART I. FINANCIAL INFORMATION



                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                             July 20,    April 30,
                                                               1997        1997
                                                             ----------  ---------
                                                            (Unaudited)  (Audited)
                                       ASSETS

Current Assets:
  Cash and cash equivalents                                  $ 38,209   $ 34,085
  Receivables, net of reserves of $3,653 at
   July 20, 1997 and $3,547 at April 30, 1997                   3,945      4,398
  Inventories                                                   5,153      5,464
  Prepaid expenses and other current assets                     1,318      2,323
                                                             --------   --------
     Total current assets                                      48,625     46,270

Property and equipment, net                                   100,186    104,875
Long-term notes receivable, net of reserves of $485
  at July 20, 1997 and $424 at April 30, 1997                   1,510      1,619
Deferred income taxes                                           3,606      4,004
Intangible assets, net of accumulated amortization of
  $633 at July 20, 1997 and $698 at April 30, 1997              1,391      1,430
Other assets, net of accumulated amortization and reserves
  of $6 at July 20, 1997 and April 30, 1997                     9,199      9,912
                                                             --------   --------
     Total assets                                            $164,517   $168,110
                                                             ========   ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              July 20,      April 30,
                                                                1997          1997
                                                            ------------  -------------
                                                             (Unaudited)    (Audited)
         LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                          $      31    $      94
  Accounts payable                                              13,255       13,634
  Other current liabilities                                     13,262       14,240
  Income taxes payable                                           1,977        2,401
                                                             ---------    ---------
     Total current liabilities                                  28,525       30,369

Long-term Liabilities:
  Long-term debt                                                   310          329
  Other liabilities                                              8,084        9,111
  Liabilities subject to compromise under
     reorganization proceedings                                 84,708       83,900
                                                             ---------    ---------
     Total long-term liabilities                                93,102       93,340

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                -            -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 28,885,148 shares at July 20, 1997
     and 28,898,003 shares at April 30, 1997                       289          289
  Additional paid-in capital                                   276,378      276,200
  Accumulated deficit                                         (233,474)    (234,961)
  Cumulative foreign currency translation adjustments             (303)       2,873
                                                             ---------    ---------
     Total stockholders' investment                             42,890       44,401

     Total liabilities and stockholders' investment          $ 164,517    $ 168,110
                                                             =========    =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE TWELVE WEEKS ENDED JULY 20, 1997 AND JULY 21, 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1997              1996
---------------------------------------------  ---------------   --------------
                                                         (Unaudited)
REVENUES
 Restaurants                                          $58,270           $80,936
 Franchise operations                                   1,316             3,500
---------------------------------------------  --------------    --------------

 Total revenues                                        59,586            84,436
---------------------------------------------  --------------    --------------

COSTS AND EXPENSES
 Cost of sales                                         21,721            29,866
 Labor and related expenses                            15,851            24,414
 Other operating expenses                              11,837            18,028
 Depreciation and amortization                          2,819             3,586
 General and administrative expenses                    4,407             7,047
---------------------------------------------  --------------    --------------

 Total operating costs                                 56,635            82,941
---------------------------------------------  --------------    --------------

 Interest expense                                       1,379               393
 Investment income                                       (492)             (277)
---------------------------------------------  --------------    --------------

 Total costs and expenses                              57,522            83,057
---------------------------------------------  --------------    --------------

INCOME BEFORE INCOME TAXES                              2,064             1,379
Provision for income taxes                                577               885
---------------------------------------------  --------------    --------------

NET INCOME                                            $ 1,487           $   494
=============================================  ==============    ==============


Net income per common and
 common equivalent share                              $  0.05           $  0.02
=============================================  ==============    ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE TWELVE WEEKS ENDED JULY 20, 1997 AND JULY 21, 1996
                                 (IN THOUSANDS)

                                                               1997               1996
                                                          ---------------   ----------------
                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                       $ 1,487            $    494
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                   2,819               3,586
   Deferred income taxes                                               -                  37
   Provision for bad debts                                           200                 398
   Other                                                             (29)              1,822
--------------------------------------------------------  --------------    ----------------
                                                                   4,477               6,337
Changes in operating assets and liabilities:
   Receivables                                                       362                (556)
   Inventories                                                       311                 636
   Prepaid expenses and other current assets                         913              (1,807)
   Accounts payable                                                 (398)             13,940
   Accrued liabilities                                            (4,937)            (16,199)
   Income taxes payable                                             (322)               (364)
--------------------------------------------------------  --------------    ----------------
Net cash provided by operating activities                            406               1,987
--------------------------------------------------------  --------------    ----------------
INVESTING ACTIVITIES
   Additions to property and equipment                            (1,511)               (802)
   Disposal of property and equipment                              5,178                 975
   Other, net                                                        133               1,772
--------------------------------------------------------  --------------    ----------------
Net cash provided by investing activities                          3,800               1,945
--------------------------------------------------------  --------------    ----------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                          -              11,310
   Reduction of long-term debt                                       (82)                (74)
   Other, net                                                          -                 (41)
--------------------------------------------------------  --------------    ----------------
Net cash provided by (used in) financing activities                  (82)             11,195
--------------------------------------------------------  --------------    ----------------
Net increase in cash and cash equivalents                          4,124              15,127
--------------------------------------------------------  --------------    ----------------
Cash and cash equivalents at beginning of period                  34,085               9,216
--------------------------------------------------------  --------------    ----------------
Cash and cash equivalents at end of period                       $38,209            $ 24,343
========================================================  ==============    ================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 20, 1997


1. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K.

     On June 2, 1996, Sizzler International, Inc. (the "Company") enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc. ("SRI"), Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc.("CPI"), became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California under Chapter 11 of the federal bankruptcy code.

     Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of June 2, 1996, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise in the accompanying consolidated condensed balance sheet represent the Company's estimates of liabilities as of July 20, 1997, subject to adjustment in the reorganization process.

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

     Liabilities subject to compromise under reorganization proceedings consist of the following (in thousands):




                                                  July 20,      April 30,
                                                   1997           1997
                                                -----------     ---------
Accounts payable                                   $15,025        $15,095
Notes payable and capital lease obligations         44,337         44,337
Other claims                                        25,346         24,468
                                                   -------        -------
                                                   $84,708        $83,900
                                                   =======        =======



     In the opinion of management, all adjustments necessary for fair presentation of results of operations for the twelve weeks have been included in the interim financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



CHAPTER 11 BANKRUPTCY REORGANIZATION
------------------------------------

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries, SRI, BRSH, Tenly, and CPI became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively own and operate substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets are owned and operated by separate subsidiaries and are not subject to the U.S. Chapter 11 cases. The cases involving the Company and its debtor subsidiaries are jointly administered under Case No. 96-16075AG.

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

On June 2, 1997, the U.S. Bankruptcy Court for the Central District of California approved plans of reorganization for the Company, SRI and CPI. The Company's plan provides for full payment of allowed creditor's claims, estimated as approximately $70.0 million, primarily from the operation of the Company's international division. SRI's plan provides for full payment of allowed creditor's claims, estimated as approximately $25.0 million, over a four-year period, primarily from U.S. operations. CPI's plan provides for full payment of allowed creditor's claims, estimated as approximately $2.5 million. Funds for the payment of CPI's claims are to be generated through the sale of CPI's properties.


MATERIAL CHANGES IN RESULTS OF OPERATIONS - TWELVE WEEKS
--------------------------------------------------------
ENDED JULY 20, 1997 VERSUS JULY 21, 1996
----------------------------------------

Domestic Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) and international Company-operated restaurant sales and franchised restaurant revenues represent the Company's primary sources of revenue. The addition or closure of restaurants, both Company-operated and franchise, and the sales volume of comparable restaurants (those restaurants open more than one year) are important factors to consider in evaluating the Company's results. As part of the reorganization, franchised Sizzlers in Guam (1), Puerto Rico (6) and Guatemala
(2), are now included in domestic franchise results. Franchised Sizzlers in all other countries are included in international operations.

Total revenues were $59.6 million for the first twelve weeks of fiscal 1998, which represents a decrease of $24.9 million, or 29.4 percent, compared to the first twelve weeks of the prior fiscal year. Since July 21, 1996, there has been a net decrease of 30 Company-operated and a net decrease of 56 franchised Sizzlers in operation. During the same period, the Company added a net of four KFC restaurants in Australia. Revenues declined domestically by $17.7 million or
43.4 percent. International revenues decreased by $7.2 million or 16.4 percent compared to the first twelve weeks of the prior year.

Earnings before interest and taxes were $3.0 million for the first twelve weeks of fiscal 1998, an increase of $1.5 million or 100.0 percent compared to the prior year. In the international operations, earnings before interest and taxes declined $0.8 million. Domestically, earnings before interest and taxes improved from a loss of $0.7 million in the prior year, to income of $1.6 million in the current fiscal quarter, primarily due to the impact of closing under-performing units. Pretax income for the first twelve weeks of fiscal 1998 increased $0.7 million to $2.1 million or 3.5 percent of revenues. During fiscal 1997, pretax income was $1.4 million or 1.6 percent of revenues.

Net income for the twelve weeks ended July 20, 1997, was $1.5 million or $0.05 per share, versus net income of $0.5 million or $0.02 per share in the prior year. The average primary shares were 28,901,000 for the twelve weeks ended July 20, 1997, versus 28,848,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant revenues accounted for 60.3 percent of consolidated revenues. Revenues from Company operations of $35.9 million were $6.3 million or
14.9 percent lower than the prior year primarily due to lower foreign currency exchange rates and the closure of under-performing Sizzlers, offset by the addition of four KFC units. Since the first quarter of fiscal 1997, international operations had a net reduction of 11 Company-operated and 31 franchised Sizzler restaurants. Nine franchised restaurants and one joint venture restaurant were opened in Thailand, South Korea, Singapore, Indonesia and Japan while a total of 41 restaurants were closed, 40 in Australia and one in Indonesia. There were also four KFC restaurants opened in Queensland, Australia. As of July 20, 1997, the international operation included 83 Company-operated, joint ventured, and franchised Sizzler restaurants and 97 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 20.9 percent and 22.5 percent, respectively. The average guest check increased 2.1 percent. The KFC restaurants decreased 2.8 percent in average restaurant sales and 8.5 percent in the average number of customers per restaurant, reflecting increased competition in the fast food industry. The average customer check has increased 6.3 percent, reflecting price increases since the first quarter of the prior year.

The Company's international franchise revenues decreased $0.9 million or 59.5 percent due to the restaurant closures mentioned above. At July 20, 1997, there were 50 international franchised Sizzler restaurants in Japan, Taiwan, Thailand, Korea, Singapore and Indonesia, versus 81 restaurants in seven countries at July 21, 1996.

Earnings before interest and taxes were down $0.8 million or 36.1 percent from the prior year. Occupancy costs and general and administrative expense increased
1.1 percent and 0.5 percent, respectively, as a percentage of revenues, due to the relatively fixed nature of certain restaurant costs at lower sales levels.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 37.5 percent of the Company's consolidated revenues. Revenues reflect a decrease of $16.4 million or 42.3 percent to $22.3 million when compared to the prior year. This decline is due to the closure of 18 Company-operated restaurants and the franchising of one Company-operated restaurant since the first quarter of last year. At July 20, 1997, the number of domestic Company-operated restaurants was 68 versus 87 restaurants at July 21, 1996.

On a comparative restaurant basis, average sales per restaurant decreased 4.3 percent, average customers per restaurant declined 5.8 percent while the average customer check increased 1.6 percent. However, sales trends are continuing to show improvement as the sales decrease was 13.8 percent in the prior year.

As previously discussed, Management believes that the Company's restructuring program and the related transactions significantly improved overall prospects to return to profitability and growth.

Domestically, earnings before interest and taxes from Company operations, improved $3.0 million to $0.7 million, from a loss of $2.3 million in the same period last year. This increase primarily reflects the improvement related to closing under-performing units.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 1.2 percent of consolidated revenues. Compared to the prior year, revenues decreased $1.3 million or 64.6 percent and earnings before interest and taxes decreased $0.8 million or 47.5 percent. The revenue decline reflects the impact of a temporary royalty abatement program, which expires October 31, 1997, pursuant to the Plan of Reorganization and a net reduction of 25 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of July 20, 1997, the number of domestic franchised restaurants was 208 versus 233 restaurants at July 21, 1996.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 1.8 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, reflecting the closure of unprofitable restaurants, and general and administrative expense, offset by higher food costs and interest expense. Interest expense was $1.4 million in fiscal 1998 and $0.4 million in 1997.

The effective income tax rate decreased from 64.2 percent in fiscal 1997 to 28.0 percent in fiscal 1998. Although the overall effective tax rate is 28.0 percent, the international division incurred an effective tax rate of 45.8 percent while the domestic division recognized no income taxes. Under current accounting standards, the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the domestic division may record a tax benefit by using some of its prior years valuation allowance against current year domestic earnings, thus decreasing the overall effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is cash provided by operations which amounted to $4.5 million for the first twelve weeks of fiscal 1998 versus $6.3 million for the same period of the prior year. The Company has historically maintained a relatively low current ratio, but because of the non payment of pre-bankruptcy liabilities, the current ratio was 1.7 at July 20, 1997 and 1.5 at April 30, 1997.

The Company's working capital at July 20, 1997 was $20.1 million including cash and cash equivalents of $38.2 million. At April 30, 1997 working capital was $15.9 million.


TOTAL ASSETS/CAPITAL EXPENDITURES
-----------------------------------

At July 20, 1997, total assets were $164.5 million, a decrease of $3.6 million or 2.1 percent from April 30, 1997. Property and equipment represented approximately 60.9 percent of total assets at July 20, 1997 and 62.4 percent at April 30, 1997.

Capital expenditures were $1.5 million for the first twelve weeks of fiscal 1998, including new restaurant construction of $0.6 million and replacements of $0.9 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. Domestically, no new unit growth is planned in fiscal 1998. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


DEBT
----

As a result of the Chapter 11 cases filed on June 2, 1996, and the related restructuring strategy, the Company relies primarily on internally generated funds which management believes will be sufficient to meet working capital and capital expenditure requirements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K



a.   Exhibit 11 - Computation of Per Share Earnings.

              27 - Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SIZZLER INTERNATIONAL, INC.
                             Registrant



Date:  August 29, 1997       /s/James A. Collins
                             -------------------------------
                             James A. Collins
                             Chief Executive Officer



Date:  August 29, 1997       /s/Ryan S. Tondro
                             -------------------------------
                             Ryan S. Tondro
                             Vice President
                             (Principal Financial Officer)