Form 10-Q
period 1997-10-12
SIZZLER INTERNATIONAL INC
filed 1997-11-26
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10 - Q


            | X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 12, 1997


            |__|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________


                        COMMISSION FILE NUMBER 1-10711


                          SIZZLER INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact Name of Registrant as specified in its Charter)


          DELAWARE                                             95-4307254
_______________________________________________________________________________
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



         12655 WEST JEFFERSON BOULEVARD, LOS ANGELES, CALIFORNIA  90066
________________________________________________________________________________
          (Address of Principal Executive Offices, including zip code)


                                 (310) 827-2300
         ____________________________________________________________
             (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X    No
      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 17, 1997
----------------------------            ----------------------------------------
COMMON STOCK $0.01 PAR VALUE                       28,850,908 SHARES

PART I. FINANCIAL INFORMATION

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                               October 12,             April 30,
                                                                  1997                    1997
                                                             -----------------      ---------------
                                                               (Unaudited)              (Audited)
ASSETS
Current Assets:
Cash and cash equivalents                                        $33,045                  $34,085
Receivables, net of reserves of $3,833 at
 October 12, 1997 and $3,547 at April 30, 1997                     3,286                    4,398
Inventories                                                        5,134                    5,464
Prepaid expenses and other current assets                          1,705                    2,323
                                                                --------                 --------
  Total current assets                                            43,170                   46,270

Property and equipment, net                                       89,290                  104,875
Long-term notes receivable, net of reserves of $334
 at October 12, 1997 and $424 at April 30, 1997                    1,627                    1,619
Deferred income taxes                                              3,410                    4,004
Intangible assets, net of accumulated amortization of
 $5,425 at October 12, 1997 and $698 at April 30, 1997             2,434                    1,430
Other assets, net of accumulated amortization and reserves
 of $6 at April 30, 1997                                           6,913                    9,912
                                                                --------                 --------
  Total assets                                                  $146,844                 $168,110
                                                                ========                 ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          October 12,            April 30,
                                                                              1997                  1997
                                                                       -----------------      ----------------
                                                                           (Unaudited)            (Audited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                                        $  5,233                $     94
  Accounts payable                                                           11,078                  13,634
  Other current liabilities                                                  14,101                  14,240
  Income taxes payable                                                        2,248                   2,401
                                                                           --------                --------
    Total current liabilities                                                32,660                  30,369

Long-term Liabilities:
  Long-term debt, net of current portion                                     41,945                     329
  Other liabilities                                                          29,932                   9,111
  Liabilities subject to compromise under reorganization
   proceedings                                                                    -                  83,900
                                                                           --------                --------
 Total long-term liabilities                                                 71,877                  93,340

Stockholders' Investment:
  Capital stock -
  Preferred, authorized 1,000,000 shares, $5 par value;
   no shares issued                                                               -                       -
Common, authorized 50,000,000 shares, $0.01
 par value; outstanding 28,850,908 shares at October 12, 1997
 and 28,898,003 shares at April 30, 1997                                        289                     289
Additional paid-in capital                                                  276,711                 276,200
Accumulated deficit                                                        (232,698)               (234,961)
Cumulative foreign currency translation adjustments                          (1,995)                  2,873
                                                                           --------                --------
  Total stockholders' investment                                             42,307                  44,401

  Total liabilities and stockholders' investment                           $146,844                $168,110
                                                                           ========                ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          TWENTY-FOUR WEEKS ENDED
                                                                      ---------------------------------
                                                                       OCTOBER 12,          OCTOBER 13,
                                                                           1997                1996
                                                                       -----------          -----------
                                                                                  (Unaudited)
REVENUES
 Restaurants                                                            $113,040              $146,596
 Franchise operations                                                      3,053                 5,873
                                                                        --------              --------
 Total revenues                                                          116,093               152,469
                                                                        --------              --------
COSTS AND EXPENSES
 Cost of sales                                                            42,288                56,106
 Labor and related expenses                                               30,801                43,457
 Other operating expenses                                                 23,679                31,897
 Depreciation and amortization                                             5,750                 6,810
 General and administrative expenses                                       8,208                12,940
                                                                        --------              --------
  Total operating costs                                                  110,726               151,210
                                                                        --------              --------
 Interest expense                                                          2,780                   484
 Investment income                                                        (1,022)                 (514)
                                                                        --------              --------
 Total costs and expenses                                                112,484               151,180
                                                                        --------              --------
 INCOME BEFORE INCOME TAXES                                                3,609                 1,289
 Provision for income taxes                                                1,346                 1,417
                                                                        --------              --------
NET INCOME                                                              $  2,263              $   (128)
                                                                        ========              ========
Net income per common and common equivalent share                       $   0.08                     -
                                                                        ========              ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            TWELVE WEEKS ENDED
                                                                   --------------------------------------
                                                                     OCTOBER 12,             OCTOBER 13,
                                                                         1997                   1996
                                                                   -----------------      ----------------
                                                                                 (Unaudited)
REVENUES
 Restaurants                                                            $54,770                   $65,660
 Franchise operations                                                     1,737                     2,373
                                                                        -------                   -------
 Total revenues                                                          56,507                    68,033
                                                                        -------                   -------
COSTS AND EXPENSES
 Cost of sales                                                           20,567                    26,240
 Labor and related expenses                                              14,950                    19,043
 Other operating expenses                                                11,842                    13,869
 Depreciation and amortization                                            2,931                     3,224
 General and administrative expenses                                      3,801                     5,893
                                                                        -------                   -------
 Total operating costs                                                   54,091                    68,269
                                                                        -------                   -------
 Interest expense                                                         1,549                        91
 Investment income                                                         (678)                     (237)
                                                                        -------                   -------
 Total costs and expenses                                                54,962                    68,123
                                                                        -------                   -------
INCOME BEFORE INCOME TAXES                                                1,545                       (90)
Provision for income taxes                                                  769                       532
                                                                        -------                   -------
NET INCOME                                                              $   776                   $  (622)
                                                                        =======                   =======
 Net income per common and common equivalent share                      $  0.03                   $ (0.02)
                                                                        =======                   =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         TWENTY-FOUR WEEKS ENDING
                                                                   ------------------------------------
                                                                      OCTOBER 12,             OCTOBER 13,
                                                                         1997                     1996
                                                                 ------------------      -------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                   $ 2,263                      ($128)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                                      5,750                      6,810
   Deferred income taxes (benefit)                                        -                         88
   Provision for bad debts                                              360                        498
   Other                                                                 47                      3,413
                                                                    -------                    -------
                                                                      8,420                     10,681
Changes in operating assets and liabilities:
   Receivables                                                          729                        664
   Inventories                                                          330                        623
   Prepaid expenses and other current assets                            526                     (2,535)
   Accounts payable                                                  (2,701)                    15,538
   Accrued liabilities                                               (1,877)                   (19,756)
   Income taxes payable                                                 441                     (1,789)
                                                                    -------                    -------
Net cash provided by  operating activities                            5,868                      3,426
                                                                    -------                    -------
INVESTING ACTIVITIES
   Additions to property and equipment                               (3,563)                    (2,369)
   Disposal of property and equipment                                22,895                      1,554
   Other, net                                                        (3,919)                       646
                                                                    -------                    -------
Net cash provided by (used in) investing activities                  15,413                       (169)
                                                                    -------                    -------
FINANCING ACTIVITIES
   Issuance of long-term debt                                        46,895                     11,310
   Reduction of long-term debt                                         (141)                      (193)
   Payment of allowed claims
     pursuant to the reorganization plan                            (69,075)                         -
   Other, net                                                             -                        (59)
                                                                    -------                    -------
Net cash provided by (used in) financing activities                 (22,321)                    11,058
                                                                    -------                    -------
Net increase (decrease) in cash and cash equivalents                 (1,040)                    14,315
                                                                    -------                    -------
Cash and cash equivalents at beginning of period                     34,085                      9,216
                                                                    -------                    -------
Cash and cash equivalents at end of period                          $33,045                    $23,531
                                                                    =======                    =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 12, 1997


1. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K.

     In the opinion of management, all adjustments necessary for fair presentation of results of operations for the twenty-four weeks have been included in the interim financial statements.

     On June 2, 1996, Sizzler International, Inc. (the "Company") enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc. ("SRI"), Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI"), became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California (the "Bankruptcy Court") under Chapter 11 of the federal bankruptcy code.

     On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

     The Company's plan of reorganization provided for full payment of allowed creditors' claims, including interest, over five years, from the operations of its international division. In September 1997, the Company obtained sufficient financing from Westpac Banking Corporation to pay its creditors' allowed claims in full including interest. All allowed claims for CPI, Tenly and BRSH have also been paid in full. SRI's plan provided for full payment of allowed unsecured creditors' claims (estimated at approximately $20 million) through the formation of a creditor trust. SRI's installment payments to the trust will be evidenced by a four-year note. The note will bear interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI will secure the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets.

     The Company and its subsidiaries have paid approximately $69 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


CHAPTER 11 BANKRUPTCY REORGANIZATION
------------------------------------

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

The Company's plan of reorganization provided for full payment of allowed creditors' claims, including interest, over five years, from the operations of its international division. In September 1997, the Company obtained sufficient financing from Westpac Banking Corporation to pay its creditors' allowed claims in full including interest. All allowed claims for CPI, Tenly and BRSH have also been paid in full. SRI's plan provided for full payment of allowed unsecured creditors' claims (estimated at approximately $20 million) through the formation of a creditor trust. SRI's installment payments to the trust will be evidenced by a four-year note. The note will bear interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI will secure the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets.

The Company and its subsidiaries have paid approximately $69 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

MATERIAL CHANGES IN RESULTS OF OPERATIONS TWENTY-FOUR WEEKS ENDED OCTOBER 12,
-----------------------------------------------------------------------------
1997 VERSUS OCTOBER 13, 1996
----------------------------

Domestic Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) and international Company-operated restaurant sales and franchised restaurant revenues represent the Company's primary sources of revenue. The addition or closure of restaurants, both Company-operated and franchised, and the sales volume of comparable restaurants (those restaurants open more than one year) are important factors to consider in evaluating the Company's results.

Total revenues were $116.1 million for the first twenty-four weeks of fiscal 1998, which represents a decrease of $36.4 million, or 23.9 percent, compared to the first twenty-four weeks of the prior fiscal year. This decrease is primarily due to the closure of 22 Company-operated restaurants, the transfer of seven restaurants to franchisees and a net decrease of 56 franchised Sizzler restaurants. During the same period, the Company added five KFC restaurants in Australia. Revenues declined domestically by $22.3 million or
33.0 percent. International revenues decreased by $14.1 million or 16.6 percent compared to the first twenty-four weeks of the prior year.

Earnings before interest and taxes were $5.4 million for the first twenty-four weeks of fiscal 1998, an increase of $4.1 million or 326.3 percent compared to the prior year. In the international operations, earnings before interest and taxes declined $0.4 million. Domestically, earnings before interest and taxes improved from a loss of $2.8 million in the prior year, to income of $2.5 million in the current fiscal year, primarily due to the impact of closing under-performing units. Pretax income for the first twenty-four weeks of fiscal 1998 increased $2.3 million to $3.6 million or 3.1 percent of revenues. During the first twenty-four weeks of fiscal 1997, pretax income was $1.3 million or
0.9 percent of revenues.

Net income for the twenty-four weeks ended October 12, 1997, was $2.3 million or $0.08 per share, versus a net loss of $128,000 in the prior year. The average primary shares were 28,880,000 for the twenty-four weeks ended October 12, 1997, versus 28,955,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant sales accounted for 59.9 percent of consolidated revenues for the first twenty-four weeks of fiscal 1998. Sales from Company-operated restaurants of $69.5 million were $13.3 million or 16.1 percent lower than the prior year primarily due to lower foreign currency exchange rates, comparable restaurant sales declines and the closure of underperforming Sizzlers, partially offset by the addition of five KFC units. Since the second quarter of fiscal 1997, international operations had a net reduction of 11 Company-operated and 29 franchised Sizzler restaurants. Eleven franchised restaurants were opened in Thailand, South Korea, Indonesia and Japan while a total of 40 franchised restaurants were closed, 39 in Australia and one in Indonesia. As of October 12, 1997, the international operation included 32 Company-operated, three joint ventured, and 49 franchised Sizzler restaurants, 98 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 17.6 percent and 20.1 percent, respectively, due to the increasing competitive casual dining market. The average guest check increased 3.2 percent. The KFC restaurants decreased 2.9 percent in average restaurant sales and 7.9 percent in the average number of customers per restaurant primarily due to the discontinuance of breakfast service. The average customer check has increased 5.4 percent, reflecting price increases since the second quarter of the prior year.

The Company's international franchise revenues decreased $0.7 million or 35.6 percent due to the restaurant closures mentioned above. At October 12, 1997, there were 52 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 81 restaurants in eight countries at October 13, 1996.

Earnings before interest and taxes were down $0.4 million or 12.5 percent from the prior year. Occupancy costs and general and administrative expense both increased 0.7 percent, as a percentage of revenues, due to the relatively fixed nature of certain restaurant costs at lower sales levels.

DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 37.5 percent of the Company's consolidated revenues. Sales reflect a decrease of $20.2 million or 31.7 percent to $43.5 million when compared to the prior year. This decline is due to the closure of ten Company-operated restaurants and the transfer of seven restaurants to franchisees since the second quarter of last year. At October 12, 1997, the number of domestic Company-operated restaurants was 67 versus 84 restaurants at October 13, 1996.

On a comparative restaurant basis, average sales per restaurant decreased 2.0 percent, average customers per restaurant declined 4.8 percent while the average customer check increased 2.9 percent. However, sales trends are continuing to show improvement as the sales decrease was 14.1 percent in the prior year.

Management is aggressively implementing a plan to sustain its operations' return to profitability. The key components of the plan include: 1) the recent introduction of a new steak line which includes USDA Choice steaks; 2) continue to upgrade the menu, focusing on redefining Sizzler as a popularly priced grill-based restaurant with a great salad bar; 3) improve restaurant operations; 4) implementing a new marketing strategy focused on new menu introductions and 5) refresh restaurant facilities including new signage.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 1.5 percent of consolidated revenues. Compared to the prior year, revenues decreased $2.1 million or 54.7 percent. The revenue decline reflects the impact of a temporary royalty abatement program, which expires October 31, 1997, pursuant to the plan of reorganization and a net reduction of 27 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of October 12, 1997, the number of domestic franchised restaurants was 203, including 10 Latin American restaurants, versus 230 restaurants at October 13, 1996.

Domestically, earnings before interest and taxes improved $5.3 million to $2.5 million, from a loss of $2.8 million in the same period last year. This increase primarily reflects the improvement related to closing under-performing units, partially offset by the franchise royalty abatement program discussed above.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 2.3 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, general and administrative expense and food costs, offset by higher interest expense. Interest expense was $2.8 million in fiscal 1998 and $0.5 million in fiscal 1997, reflecting interest on long-term debt and general unsecured bankruptcy claims.

The effective income tax rate decreased from 109.9 percent of pretax income in fiscal 1997 to 37.3 percent in fiscal 1998, primarily due to the utilization of loss carryforwards to offset domestic earnings.

MATERIAL CHANGES IN RESULTS OF OPERATIONS - TWELVE WEEKS
--------------------------------------------------------
ENDED OCTOBER 12, 1997 VERSUS OCTOBER 13, 1996
----------------------------------------------

Total revenues were $56.5 million for the second quarter of fiscal 1998, which represents a decrease of $11.5 million, or 16.9 percent, compared to the second quarter of the prior fiscal year. This decrease is primarily due to the closure of 22 Company-operated restaurants, the transfer of seven restaurants to franchisees and a net decrease of 56 franchised Sizzler restaurants. During the same period, the Company added five KFC restaurants in Australia. Revenues declined domestically by $4.6 million or 17.0 percent. International revenues decreased by $6.9 million or 16.9 percent compared to the second quarter of the prior year.

Earnings before interest and taxes were $2.4 million for the second quarter of fiscal 1998, an increase of $2.7 million compared to the prior year. In the international operations, earnings before interest and taxes increased $0.4 million. Domestically, earnings before interest and taxes improved from a loss of $3.4 million in the prior year, to income of $1.0 million in the current fiscal quarter, primarily due to the impact of closing under-performing units. Pretax income for the second quarter of fiscal 1998 increased $1.6 million to $1.5 million or 2.7 percent of revenues. The second quarter of fiscal 1997 showed a pretax loss of $90,000 or 0.1 percent of revenues.

Net income for the second quarter ended October 12, 1997, was $0.8 million or $0.03 per share, versus a net loss of $622,000 or $0.02 per share in the prior year. The average primary shares were 28,858,000 for the second quarter ended October 12, 1997, versus 29,061,000 for the same period last year.


INTERNATIONAL OPERATIONS
------------------------

International restaurant sales accounted for 59.4 percent of consolidated revenues. Sales from Company-operated restaurants of $33.6 million were $7.1 million or 17.4 percent lower than the prior year primarily due to lower foreign currency exchange rates, comparable restaurant sales declines and the closure of underperforming Sizzlers, partially offset by the addition of five KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 13.6 percent and 17.8 percent, respectively, due to the increasing competitive casual dining market. The average guest check increased 5.1 percent. The KFC restaurants decreased 3.1 percent in average restaurant sales and 7.3 percent in the average number of customers per restaurant, primarily due to the discontinuance of breakfast service. The average customer check has increased 4.5 percent, reflecting price increases since the second quarter of the prior year.

Earnings before interest and taxes increased slightly, $0.4 million or 29.6 percent from the prior year. Food costs and labor and related expense both decreased 1.7 percent and other operating expense decreased 1.6 percent, as a percentage of revenues. Royalty expense increased 1.3 percent, as a percentage of revenues, reflecting an increase in the contractual royalty rate. Occupancy costs and general and administrative expense increased 0.3 percent and 0.7 percent, respectively, as a percentage of revenues, due to the relatively fixed nature of certain restaurant costs at lower sales levels.

DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 37.5 percent of the Company's consolidated revenues. Sales from Company-operated restaurants reflect a decrease of $3.8 million or 15.3 percent to $21.2 million when compared to the prior year. This decline is due to the closure of ten company operated restaurants and the transfer of seven restaurants to franchisees since the second quarter of last year.

On a comparative restaurant basis, average sales per restaurant increased 0.6 percent, average customers per restaurant declined 3.6 percent and the average customer check increased 4.3 percent.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.0 percent of consolidated revenues. Compared to the prior year, revenues decreased $0.7 million or 40.3 percent. The revenue decline reflects the impact of a temporary royalty abatement program, which expires October 31, 1997, pursuant to the plan of reorganization and a net reduction of 27 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees.

Domestically, earnings before interest and taxes improved $4.4 million to $1.0 million, from a loss of $3.4 million in the same period last year. This increase primarily reflects the improvement related to closing under-performing units.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 2.9 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, reflecting the closure of unprofitable restaurants, and lower general and administrative expense, and food costs. Interest expense was $1.5 million in fiscal 1998 and $0.1 million in 1997.

The effective income tax rate decreased from 591.1 percent of pretax income in fiscal 1997 to 49.8 percent in fiscal 1998 primarily due to the utilization of loss carryforwards to offset domestic earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is cash provided by operations which amounted to $8.4 million for the first twenty-four weeks of fiscal 1998 versus $10.7 million for the same period of the prior year.

The Company's working capital at October 12, 1997 was $10.5 million including cash and cash equivalents of $33.0 million. At April 30, 1997, working capital was $15.9 million.

TOTAL ASSETS / CAPITAL EXPENDITURES
-----------------------------------

At October 12, 1997, total assets were $146.8 million, a decrease of $21.3 million or 12.7 percent from April 30, 1997. Property and equipment represented approximately 60.8 percent of total assets at October 12, 1997 and 62.4 percent at April 30, 1997.

Capital expenditures were $3.6 million for the first twenty-four weeks of fiscal 1998, including new restaurant construction of $1.1 million and replacements of $2.5 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants and the development of the franchise system. Domestically, no new unit growth is planned in fiscal 1998. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


DEBT
----

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US) bank facility from Westpac Banking Corporation in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin will be based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and will vary between 1.25% and 2.25%. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions.

Based on current levels of operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements when due and to fund its capital expenditure and working capital requirements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                            PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K



a.   Exhibit 11 - Computation of Per Share Earnings.


     Exhibit 27 - Financial Data Schedule



b.   Reports on Form 8-K


     The Company filed a report on Form 8-K dated August 26, 1997 reporting an order by the U.S. Bankruptcy Court of the Central District of California confirming the Chapter 11 plans of reorganization of the Company and its subsidiaries, Sizzler Restaurants International, Inc. and Collins Properties, Inc.

     The Company filed a report on Form 8-K dated October 8, 1997 reporting the consummation of a $63.5 million AUD bank facility from Westpac Banking Corporation.

                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIZZLER INTERNATIONAL, INC.
                                       Registrant


Date:  November 24, 1997              /s/ James A. Collins
                                      ------------------------------
                                      James A. Collins
                                      Chief Executive Officer

Date:  November 24, 1997             /s/ Ryan S. Tondro
                                     -------------------------------
                                     Ryan S. Tondro
                                     Vice President
                                     (Principal Financial Officer)