Form 10-Q
period 1998-02-01
SIZZLER INTERNATIONAL INC
filed 1998-03-18
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10 - Q



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 1, 1998


            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________



                        COMMISSION FILE NUMBER 1-10711

                          SIZZLER INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact Name of Registrant as specified in its Charter)


           DELAWARE                                           95-4307254
________________________________________________________________________________
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)



     6101 WEST CENTINELA AVENUE, SUITE 200, CULVER CITY, CALIFORNIA  90230
________________________________________________________________________________
          (Address of Principal Executive Offices, including zip code)



                                (310) 568-0135
         ____________________________________________________________
             (Registrant's telephone number, including area code)


         12655 West Jefferson Boulevard, Los Angeles, California 90066
         _____________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at March 13, 1998
----------------------------          -------------------------------------
COMMON STOCK $0.01 PAR VALUE                    28,850,908 SHARES

                         PART I. FINANCIAL INFORMATION



                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                     February 1,          April 30,
ITEM 1. FINANCIAL STATEMENTS                                           1998                 1997
----------------------------                                      ----------------     ----------------
                                                                     (Unaudited)          (Audited)
                             ASSETS
Current Assets:
Cash and cash equivalents                                           $ 26,952               $ 34,085
Receivables, net of reserves of $1,683 at
 February 1, 1998 and $3,547 at April 30, 1997                         3,979                  4,398
Inventories                                                            4,671                  5,464
Prepaid expenses and other current assets                                996                  2,323
                                                                     -------                -------
     Total current assets                                             36,598                 46,270

Property and equipment, net                                           83,696                104,875
Long-term notes receivable, net of reserves of $334
  at February 1, 1998 and $424 at April 30, 1997                       1,459                  1,619
Deferred income taxes                                                  2,895                  4,004
Intangible assets, net of accumulated amortization of $5,735
  at February 1, 1998 and $698 at April 30, 1997                       2,268                  1,430
Other assets, net of accumulated amortization and reserves
  of $6 at April 30, 1997                                              4,606                  9,912
                                                                    --------               --------
     Total assets                                                   $131,522               $168,110
                                                                    ========               ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      February 1,          April 30,
                                                                         1998                 1997
                                                                  ----------------     ---------------
                                                                     (Unaudited)           (Audited)
             LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                                  $  5,686            $     94
  Accounts payable                                                      9,566              13,634
  Other current liabilities                                            13,148              14,240
  Income taxes payable                                                  2,543               2,401
                                                                      -------             -------
     Total current liabilities                                         30,943              30,369

Long-term Liabilities:
  Long-term debt, net of current portion                               39,945                 329
  Other liabilities                                                    18,601               9,111
Liabilities subject to compromise under
     reorganization proceedings                                             -              83,900
                                                                      -------             -------
     Total long-term liabilities                                       58,546              93,340

Stockholders' Investment:
Capital stock -
Preferred, authorized 1,000,000 shares, $5 par value;
no shares issued                                                            -                   -
Common, authorized 50,000,000 shares, $0.01 par value;
outstanding 28,850,908 shares at February 1, 1998
     and 28,898,003 shares at April 30, 1997                              289                 289
  Additional paid-in capital                                          277,054             276,200
  Accumulated deficit                                                (231,943)           (234,961)
  Cumulative foreign currency translation adjustments                  (3,367)              2,873
                                                                      -------            --------
     Total stockholders' investment                                    42,033              44,401

     Total liabilities and stockholders' investment                  $131,522            $168,110
                                                                     ========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       SIXTEEN WEEKS ENDED
                                                              --------------------------------------
                                                                  FEBRUARY 1,          FEBRUARY 2,
                                                                     1998                 1997
----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
REVENUES
 Restaurants                                                        $68,311              $84,930

 Franchise operations                                                 1,762                3,129

----------------------------------------------------------------------------------------------------
 Total revenues                                                      70,073               88,059
----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
 Cost of sales                                                       25,917               32,912

 Labor and related expenses                                          18,898               24,344

 Other operating expenses                                            14,808               19,629

 Depreciation and amortization                                        3,430                4,372

 General and administrative expenses                                  4,310                7,577

----------------------------------------------------------------------------------------------------
 Total operating costs                                               67,363               88,834
----------------------------------------------------------------------------------------------------
 Interest expense                                                     1,593                  295

 Investment income                                                     (270)                (338)
-----------------------------------------------------------------------------------------------------
 Total costs and expenses                                            68,686               88,791
----------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                     1,387                 (732)
Provision for income taxes                                              632                  549
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $   755              $(1,281)
====================================================================================================


 Basic and diluted earnings (loss) per share                        $  0.03              $ (0.04)
====================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        FORTY WEEKS ENDED
                                                             ---------------------------------------
                                                               FEBRUARY 1,             FEBRUARY 2,
                                                                 1998                     1997
----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
REVENUES
 Restaurants                                                    $181,351                 $231,526
 Franchise operations                                              4,815                    9,002
----------------------------------------------------------------------------------------------------
 Total revenues                                                  186,166                  240,528
----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
 Cost of sales                                                    68,205                   89,018
 Labor and related expenses                                       49,696                   67,801
 Other operating expenses                                         38,490                   51,526
 Depreciation and amortization                                     9,180                   11,182
 General and administrative expenses                              12,518                   20,517
----------------------------------------------------------------------------------------------------
 Total operating costs                                           178,089                  240,044
----------------------------------------------------------------------------------------------------
 Interest expense                                                  4,078                      779
 Investment income                                                  (997)                    (852)
-----------------------------------------------------------------------------------------------------
 Total costs and expenses                                        181,170                  239,971
----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         4,996                      557
Provision for income taxes                                         1,978                    1,966
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                               $  3,018                 $ (1,409)
====================================================================================================


 Basic and diluted earnings (loss) per share                    $   0.11                 $  (0.05)
====================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                           FORTY WEEKS ENDED
                                                               ------------------------------------------
                                                                      FEBRUARY 1,         FEBRUARY 2,
                                                                         1998               1997
                                                               ------------------------------------------
                                                                               (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                     $ 3,018                $(1,409)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                        9,180                 11,182
   Deferred income taxes                                                    -                    143
   Provision for bad debts                                                501                    387
   Other                                                                 (346)                   658
----------------------------------------------------------------------------------------------------------
                                                                       12,353                 10,961
Changes in operating assets and liabilities:
   Receivables                                                            376                     30
   Inventories                                                            793                  1,054
   Prepaid expenses and other current assets                            1,235                 (2,699)
   Accounts payable                                                    (4,068)                15,849
   Accrued liabilities                                                 (6,990)               (27,931)
   Income taxes payable                                                 1,272                 (2,458)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     4,971                 (5,194)
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Additions to property and equipment                                 (5,767)                (4,584)
   Disposal of property and equipment                                  24,292                 19,503
   Other, net                                                          (1,919)                  (225)

----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                              16,606                 14,694
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                          46,895                 11,310
   Reduction of long-term debt                                         (2,992)                  (184)
Payment of allowed claims pursuant
     to the reorganization plan                                       (72,613)                     -
   Other, net                                                               -                    (60)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (28,710)                11,066
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (7,133)                20,566
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                       34,085                  9,216
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $26,952                $29,782
=========================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF FEBRUARY 1, 1998



1. The condensed consolidated financial statements have been prepared by Sizzler International, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In the opinion of management, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K.


2. During the fiscal quarter ended February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share (EPS), which replaced the previously reported primary and fully-diluted EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to the previously reported fully-diluted EPS. All EPS amounts for the periods presented have been restated to conform to the requirements of SFAS 128.

     The following table sets forth the computation of basic and diluted EPS:


                                                  Sixteen Weeks Ended              Forty Weeks Ended
                                               February 1,    February 2,     February 1,      February 2,
Dollars in thousands, except EPS                  1998           1997            1998             1997
--------------------------------               -----------    -----------     -----------      ----------
Numerator for both basic and
  diluted EPS - Net income (loss)                     $755       $(1,281)          $3,018        $(1,409)
                                                ==========     ==========      ==========      ==========
Denominator:
 Denominator for basic EPS - weighted
  average shares of common stock
  outstanding                                   28,850,908     29,047,613      28,869,065      28,985,570
 Effect of dilutive stock options                    9,005              -           4,048               -
                                                ----------     ----------      ----------      ----------
Denominator for diluted EPS -
 adjusted weighted average shares
 outstanding                                    28,859,913     29,047,613      28,873,113      28,985,570
                                                ==========     ==========      ==========      ==========
  Basic and diluted earnings per share               $0.03        $(0.04)           $0.11         $(0.05)
                                                =========================     ===========================

3. On June 2, 1996, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc. ("SRI"), Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI"), became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California (the "Bankruptcy Court") under Chapter 11 of the federal bankruptcy code.

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

     The Company and its subsidiaries have paid approximately $73 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 BANKRUPTCY REORGANIZATION
------------------------------------

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997, On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

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

The Company and its subsidiaries have paid approximately $73 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.



MATERIAL CHANGES IN RESULTS OF OPERATIONS - SIXTEEN WEEKS
---------------------------------------------------------
ENDED FEBRUARY 1, 1998 VERSUS FEBRUARY 2, 1997
----------------------------------------------

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

Total revenues were $70.1 million for the third quarter of fiscal 1998, which represents a decrease of $18.0 million, or 20.4 percent, compared to the third quarter of the prior fiscal year. This decrease is primarily due to the closure of 12 Company-operated restaurants, the sale of four Company-operated restaurants to franchisees and a net decrease of 44 franchised Sizzler restaurants. During the same period, the Company added four KFC restaurants in Australia. Revenues declined domestically by $5.1 million or 15.9 percent. International revenues decreased by $12.9 million or 23.0 percent compared to the third quarter of the prior year.

Earnings before interest and taxes were $2.7 million for the third quarter of fiscal 1998, an increase of $3.5 million compared to the prior year. In the international operations, earnings before interest and taxes increased $0.6 million. Domestically, earnings before interest and taxes improved from a loss of $2.0 million in the prior year, to income of $0.5 million in the current fiscal quarter, primarily due to the impact of closing under-performing units. Pretax income for the third quarter of fiscal 1998 increased $2.1 million to $1.4 million or 2.0 percent of revenues. The third quarter of fiscal 1997 showed a pretax loss of $732,000 or
0.8 percent of revenues.


INTERNATIONAL OPERATIONS
------------------------

International revenues accounted for 61.5 percent of consolidated revenues. Sales from Company-operated restaurants of $42.6 million were $12.0 million or
21.9 percent lower than the prior year primarily due to lower foreign currency exchange rates, comparable restaurant sales declines and the closure of under-performing Sizzlers, partially offset by the addition of four KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 9.3 percent and 13.3 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 4.6 percent. The KFC restaurants decreased 0.4 percent in average restaurant sales and 6.6 percent in the average number of customers per restaurant, primarily due to the discontinuance of breakfast service. The average customer check has increased 6.7 percent, reflecting price increases since the third quarter of the prior year.

Earnings before interest and taxes increased $0.6 million or 26.5 percent compared to the same quarter in the prior year. In Australian dollars, earnings before interest and taxes increased $2.2 million or 133.9 percent. Labor and related expense decreased 1.0 percent, other controllable expense decreased 0.6 percent, general and administrative expense decreased 0.5 percent and other costs decreased 0.8 percent, as a percentage of revenues.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 36.7 percent of the Company's consolidated revenues. Sales from Company-operated restaurants reflect a decrease of $4.7 million or 15.3 percent to $25.7 million when compared to the prior year. This decline is due to the closure of one Company-operated restaurant and the transfer of four restaurants to franchisees since the third quarter of last year.

On a comparative restaurant basis, average sales per restaurant increased 0.3 percent, average customers per restaurant declined 6.6 percent and the average customer check increased 7.3 percent.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 1.8 percent of consolidated revenues. Compared to the prior year, revenues decreased $0.5 million or 26.5 percent. The revenue decline reflects the impact of a temporary royalty abatement program, of which the first phase expired October 31, 1997, and a net reduction of 11 franchised restaurants. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees.

Domestically, earnings before interest and taxes improved $2.6 million to $0.5 million, from a loss of $2.0 million in the same period last year. This increase primarily reflects a reduction in general and administrative expense of 6.4 percent, as a percentage of revenue, along with the closing of under-performing units, offset by the impact of the royalty abatement program estimated at $350,000 for the current quarter.



CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 2.8 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, reflecting the closure of unprofitable restaurants, and lower general and administrative expense, and food costs. Interest expense was $1.6 million in fiscal 1998 and $295,000 in 1997.

The effective income tax rate decreased primarily due to the utilization of loss carryforwards to offset domestic earnings.



MATERIAL CHANGES IN RESULTS OF OPERATIONS FORTY WEEKS ENDED FEBRUARY 1, 1998
----------------------------------------------------------------------------
VERSUS FEBRUARY 2, 1997
-----------------------

Total revenues were $186.2 million for the first forty weeks of fiscal 1998, which represents a decrease of $54.4 million, or 22.6 percent, compared to the first forty weeks of the prior fiscal year. This decrease is primarily due to the closure of 12 Company-operated restaurants, the sale of four Company-operated restaurants to franchisees and a net decrease of 44 franchised Sizzler restaurants. Also impacting the decrease is the royalty abatement program which decreased franchise revenues by an estimated $1.5 million. During the same period, the Company added four KFC restaurants in Australia. Revenues declined domestically by $27.2 million or 27.3 percent. International revenues decreased by $27.2 million or 19.3 percent compared to the first forty weeks of the prior year.

Earnings before interest and taxes were $8.1 million for the first forty weeks of fiscal 1998, an increase of $7.6 million compared to the prior year. In the international operations, earnings before interest and taxes were unchanged at $5.6 million, net of a 9.0 percent decrease in the Australian dollar exchange rate from last year. Domestically, earnings before interest and taxes improved from a loss of $4.8 million in the prior year, to income of $3.3 million in the current fiscal year, primarily due to lower general and administrative expense and reduced labor and related costs, along with the impact of closing under-performing units. Pretax income for the first forty weeks of fiscal 1998 increased $4.4 million to $5.0 million or 2.7 percent of revenues. During the first forty weeks of fiscal 1997, pretax income was $557,000.



INTERNATIONAL OPERATIONS
------------------------

International restaurant sales accounted for 60.2 percent of consolidated revenues for the first forty weeks of fiscal 1998. Sales from Company-operated restaurants of $112.1 million were $25.3 million or 18.4 percent lower than the prior year primarily due to lower foreign currency exchange rates, comparable restaurant sales declines and the closure of under-performing Sizzlers, partially offset by the addition of four KFC units. Since the third quarter of fiscal 1997, international operations had a net reduction of 11 Company-operated and 33 franchised Sizzler restaurants. Eight franchised restaurants were opened in Thailand, Indonesia and Japan while a total of 41 franchised restaurants were closed, 39 in Australia, one in South Korea and one in Indonesia. As of February 1, 1998, the international operation included 32 Company-operated, three joint ventured, and 50 franchised Sizzler restaurants, 98 KFC restaurants and one The Italian Oven restaurant.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 14.5 percent and 17.6 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 3.7 percent. The KFC restaurants decreased 1.9 percent in average restaurant sales and 7.4 percent in the average number of customers per restaurant primarily due to the discontinuance of breakfast service. The average customer check has increased 5.9 percent, reflecting price increases since the third quarter of the prior year.

International franchise revenues accounted for 1.0 percent of consolidated revenues. The Company's international franchise revenues decreased $1.9 million or 51.3 percent due to the restaurant closures mentioned above. At February 1, 1998, there were 53 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 86 restaurants in eight countries at February 2, 1997.

In Australian dollars, earnings before interest and taxes increased $2.0 million or 34.7 percent. Labor and related expense decreased 0.92 percent, as a percentage of revenues, due to the implementation of cost cutting programs.



DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 37.2 percent of the Company's consolidated revenues. Sales reflect a decrease of $24.9 million or 26.4 percent to $69.2 million when compared to the prior year. This decline is due to the closure of one Company-operated restaurant and the transfer of four restaurants to franchisees since the third quarter of last year. At February 1, 1998, the number of domestic Company-operated restaurants was 66 versus 71 restaurants at February 2, 1997.

On a comparative restaurant basis, average sales per restaurant decreased 1.1 percent, average customers per restaurant declined 5.4 percent while the average customer check increased 4.5 percent. However, sales trends are continuing to show improvement as the sales decrease was 11.1 percent in the prior year.

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

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 1.6 percent of consolidated revenues. Compared to the prior year, revenues decreased $2.3 million or 43.2 percent. The revenue decline reflects a net reduction of 11 franchised restaurants and the impact of a temporary royalty abatement program, of which the first phase expired October 31, 1997. Management expects that strategies being tested and implemented by the Company will also improve sales and profits for domestic franchisees. As of February 1, 1998, the number of domestic franchised restaurants was 199, including 11 Latin American restaurants, versus 210 restaurants at February 2, 1997.

Domestically, earnings before interest and taxes improved $8.1 million to $3.3 million, from a loss of $4.8 million in the same period last year. This increase primarily reflects reductions in general and administrative expense and labor and related expense of 5.3 percent and 1.7 percent, respectively, as a percentage of revenue. Offsetting these decreases in expense was a decrease in franchise revenue of an estimated $1.5 million due to the royalty abatement program. The closing of under-performing units also impacted the increase in earnings before interest and taxes.



CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 2.5 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, general and administrative expense and food costs, offset by higher interest expense. Interest expense was $4.1 million in fiscal 1998 and $0.8 million in fiscal 1997, reflecting interest on new borrowings and general unsecured bankruptcy claims.

The effective income tax rate decreased primarily due to the utilization of loss carryforwards to offset domestic earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is cash provided by operations which amounted to $12.4 million for the first forty weeks of fiscal 1998 versus $11.0 million for the same period of the prior year.

The Company's working capital at February 1, 1998 was $5.7 million including cash and cash equivalents of $27.0 million. At April 30, 1997, working capital was $15.9 million.



TOTAL ASSETS / CAPITAL EXPENDITURES
-----------------------------------

At February 1, 1998, total assets were $131.5 million, a decrease of $36.6 million or 21.8 percent from April 30, 1997. During the first forty weeks of fiscal year 1998, $6.4 million of domestic excess properties were sold. Properties held for sale were $3.9 million at February 1, 1998 and $10.2 million at April 30, 1997. Property and equipment represented approximately 63.6 percent of total assets at February 1, 1998 and 62.4 percent at April 30, 1997.

Capital expenditures were $5.8 million for the first forty weeks of fiscal 1998, including new restaurant construction of $1.2 million and replacements of $4.6 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants and the development of the franchise system. Domestically, no new unit growth is planned in fiscal 1998. Instead, the Company will focus on the previously mentioned revitalization program. The Company has entered into certain commitments for capital expenditures necessary to efficiently operate and to improve the profitability of existing businesses.


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

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



                          PART II - OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


a. On November 18, 1997 Sizzler International, Inc. held its annual meeting of stockholders.


b.  The following directors were elected as members of the Board at the meeting:


                                           Term
                                          Expires           For                Withheld
                                         --------           ---                --------
Barry E. Krantz                            2000          26,692,291             237,567
Phillip D. Matthews                        1999          26,715,467             214,391
H. Wallace Merryman                        2000          26,675,840             254,018
Robert A. Muh                              1999          26,392,682             537,176
Kevin W. Perkins                           2000          26,646,111             283,747
Carol A. Scott                             1999          26,705,464             224,394

  The following directors' terms of office continued after the meeting:

                                            Term
                                          Expires
                                          -------
James A. Collins                            1998
Peter H. Dailey                             1998
Charles F. Smith                            1998

c. The Company's 1997 Employee Stock Incentive Plan was approved by the stockholders. 22,177,875 votes were cast in favor of the plan, 4,578,996 votes were cast against with 172,987 abstentions.

    The Company's 1997 Non-Employee Director Stock Incentive Plan was approved by the stockholders. 22,276,507 votes were cast in favor of the plan, 4,368,955 votes were cast against with 284,396 abstentions.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit 10.26 - Form of Franchise Agreement between Sizzler USA Franchise,
                    Inc. and Franchisee.

    Exhibit 27 - Financial Data Schedule

                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SIZZLER INTERNATIONAL, INC.
                            Registrant



Date:  March 16, 1998       /s/James A. Collins
                            ---------------------------------------
                             James A. Collins
                             Chief Executive Officer



Date:  March 16, 1998        /s/Ryan S. Tondro
                             --------------------------------------
                              Ryan S. Tondro
                              Vice President
                              (Principal Financial Officer)