Form 10-K405
period 1998-04-30
SIZZLER INTERNATIONAL INC
filed 1998-07-14
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required) for the transition period from ______ to ______

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      95-4307254
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

           6101 West Centinela Avenue, Culver City, California 90230
           ---------------------------------------------------------
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (310) 568-0135

Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                    WHICH REGISTERED
        --------------------                   ----------------
     Common Stock, $.01 Par Value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               ----------------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]YES[_]NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1998, computed by reference to the closing sale price of such shares on such date was $67,190,827.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 1998, was 28,823,249.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                                PART I

ITEM 1. BUSINESS.
-----------------

DESCRIPTION OF THE COMPANY.

Sizzler International, Inc. ("Sizzler" or the "Company") was incorporated on January 18, 1991 in connection with a reorganization of its parent company Collins Foods International, Inc. ("CFI") undertaken in contemplation of CFI's merger with PepsiCo, Inc. As part of the reorganization, the Company's common stock was distributed to stockholders of CFI. In addition, as part of the transaction, the Company acquired the remaining outstanding shares of common stock of its 66%-owned subsidiary Sizzler Restaurants International, Inc. ("SRI"), which became the Company's wholly-owned subsidiary.

On June 2, 1996, the Company and four subsidiaries filed for protection from creditors under Chapter 11 of the federal Bankruptcy Code. The cases involving the Company and its debtor subsidiaries were jointly administered under Case No. 96-16075AG before the U.S. Bankruptcy Court for the Central District of California. The debtor subsidiaries consisted of SRI, which owned and operated the Company's Sizzler restaurants in the U.S., Buffalo Ranch Steakhouses, Inc. which owned and operated the Company's Buffalo Ranch Steakhouse restaurants, and Tenly Enterprises, Inc. and Collins Properties, Inc., each of which held certain U.S. operating and non-operating real properties. The Company's international division businesses and assets, which were owned and operated by non-debtor subsidiaries, were not subject to the U.S. Chapter 11 cases.

By September 23, 1997, the Company and its debtor subsidiaries had confirmed and commenced the effective date of their respective plans of reorganization. The interests of the stockholders of the Company were not impaired under these plans of reorganization. In accordance with the plan of reorganization, SRI was reorganized into the Sizzler USA group of companies, consisting of Sizzler USA, Inc. ("Sizzler USA") and its subsidiaries.

The number of restaurants in operation by the Company and its franchisees at April 30, 1998, 1997 and 1996 was as follows:

                                                            April 30,
                                                 ----------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
Domestic Sizzler Restaurants
  Company-operated                                   66         69        199
  Franchised (including Latin America)              199        208        243

International Restaurants
  Company-operated Sizzlers                          31         39         44
  Franchised Sizzlers                                52         49         79
  Company-operated KFCs                              98         96         92
  The Italian Oven                                    0          1          1
Buffalo Ranch Steakhouses                             0          0          4

INFORMATION BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT.

The Company is engaged in only one industry segment -- restaurant operations. See Note 8 of "Notes to Consolidated Financial Statements" which are included in this report for financial information relating to the Company's foreign operations.

SIZZLER RESTAURANTS.

The Company operates 97 Sizzler restaurants worldwide. Sizzler restaurants operate in the mid-scale dining market featuring a selection of grilled steak, chicken and seafood entrees, sandwiches and specialty platters, as well as a fresh fruit and salad bar in a family dining environment. Sizzler restaurants follow a semi-service system, whereby guests place their order and pay upon entering the restaurant and then are seated. This system combines the benefits of convenience with the experience of a full service restaurant.

The Company also licenses another 251 Sizzler restaurants worldwide. Single-unit franchise agreements for a Sizzler restaurant generally provide for a franchise term of 20 years, payment of an initial franchise fee and payment of royalties equal to a percentage of gross sales. Franchise agreements that relate to restaurants developed pursuant to multi-unit development agreements and restaurants owned by multi-unit operators may be subject to more favorable financial terms. Franchisees are also generally required to contribute a percentage of their gross sales to national and regional cooperative advertising funds. Usually, the Company-operated and franchised restaurants operate in the same manner.

Sizzler restaurants are typically free-standing buildings with an average size of 5,000 to 6,000 square feet containing seating for 150 to 200 guests. Sizzler restaurants are open seven days a week mostly for lunch and dinner. During fiscal 1998, dinner sales accounted for approximately 65 percent of revenues, and lunch accounted for most of the remainder.

During fiscal year 1998, Sizzler USA closed one restaurant domestically and sold two restaurants to franchisees. Internationally, eight Company-operated Sizzlers in Australia and New Zealand were closed.

KENTUCKY FRIED CHICKEN ("KFC").

The Company operates 98 KFC restaurants in Queensland, Australia under franchise agreements with its franchisor. The term of these agreements vary from 8 to 23 years and require payment of royalties based on a percentage of sales. KFC restaurants operate in the quick service segment of the market and offer unique tasting chicken products, sandwiches and various side orders. During 1998 dinner business accounted for approximately 64% of revenue and lunch accounted for the remainder.

The KFC restaurants are typically free-standing buildings with floor areas ranging from 1,875 to 2,500 square feet containing seating for 20 to 66 guests. Sixty-seven percent of the restaurants offer a drive-through option while 14 percent of the restaurants are located in the food courts of large shopping malls.

The KFC restaurants are required to contribute a percentage of revenue to a National Australian cooperative advertising fund administered by the franchisor and are also required to contribute to local advertising initiatives.

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

TRADEMARKS AND SERVICE MARKS.

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the business conducted by Sizzler. These include the trademarks of SIZZLER(R) and others. Sizzler licenses the right to use certain trademarks, trade names and service marks to its franchisees. The Company has licensed the right to use certain trademarks, trade names and service marks which relate to the operation of KFC(R) restaurants in Australia pursuant to the franchise agreements with the franchisor.

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

EMPLOYEES.

The Company employed approximately 2,400 persons at April 30, 1998, in the United States and approximately 4,600 persons in Australia. Labor relations with employees have traditionally been good. As is true with most restaurant operations, the majority of the Company's employees work part time.

GOVERNMENT REGULATION.

Each of the Company's restaurants is subject to federal, state and local, as well as Australian laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding wages, hiring and employment practices. The Company believes it has all licenses and approvals material to the operation of its business, and that its operations are in material compliance with applicable laws and regulations.

RISKS ATTENDANT TO FOREIGN OPERATIONS.

The Company operates Sizzler restaurants in Australia and New Zealand, as well as KFC restaurants in Queensland, Australia. The Company also licenses the right to operate Sizzler restaurants to others in a number of countries and U.S. territories. Possible risks attendant to such operations include fluctuations in currency exchange rates, higher rates of inflation, possible changes in tax rates and structures, and possible foreign political and economic conditions. The Company is not able to predict the likelihood of or degree of future changes in exchange rates, rates of inflation, tax rates and structures, or other conditions.


ITEM 2. PROPERTIES.
-------------------

Through its subsidiaries, the Company owns or leases the real property on which its restaurants are operated. A small number of franchised restaurants are also located on property owned or leased by the Company.

The Company owns in fee a total of 30 operating Sizzler restaurant properties in the United States, Australia and New Zealand. Sizzler restaurants typically are free-standing buildings with an average size of 5,000 to 6,000 square feet. The Company owns in fee 48 KFC properties. The KFC restaurants in Australia are typically free-standing buildings with floor areas ranging from 1,875 to 2,500 square feet.

Approximately 60 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 15 to 20 years, with two or three renewal options of five years each, and expire on various dates until the year 2012. The Company has the right to extend many of these leases. The Company has the option under some of these leases to purchase the facilities at the end of the lease terms for varying amounts as specified in the respective lease agreements.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There are various legal proceedings pending to which the Company is a party or of which its property is the subject that involve ordinary routine litigation incidental to the business, other than certain bankruptcy claims, which are adequately reserved. None of these pending legal proceedings is considered material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JUNE 30, 1998
--------------------------------------------------------

James A. Collins        71   Chief Executive Officer of the Company since May
                             29, 1997. Chairman of the Board of the Company and its predecessor CFI since 1968. Chief Executive
                             Officer of CFI (1968-1987). Chairman of the Board,
                             SRI (1982-1991).

Kevin W. Perkins        46   Executive Vice President of the Company and
                             President and Chief Executive Officer of
                             International Operations since May 29, 1997.
                             Director of the Company (1994 to present).
                             President and Chief Executive Officer of the
                             Company (1994-1997). President of the Company's
                             Sizzler Asia/Pacific Division (1988-1994).

Christopher R. Thomas   49   Executive Vice President of the Company since 1991.
                             President and Chief Executive Officer of Sizzler
                             USA since 1997. Chief Financial Officer of the
                             Company and its predecessor CFI (1985-1997).

Ryan S. Tondro          50   Vice President and Chief Financial Officer of the
                             Company since May 1997. Vice President, Controller of the Company (1995-1997). Controller of the Company (February 1995-August 1995). Vice
                             President, Finance and Controller of Washington
                             Inventory Service, a division of Huffy Corporation
                             (1993-1995). Vice President, Controller of Thrifty
                             Drug Stores (1978-1993).

Michael J. Raedeke      40   Vice President, Taxation and Internal Audit of the
                             Company since 1995. Director of Tax/Internal Audit of the Company (1991-1995).

Ted Robinson            46   Vice President, Strategic and Financial Planning of
                             the Company since May 1997. Director of Financial
                             Planning of the Company (1987-1997).

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
--------------------------------------------------------------------------------

The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SZ". As of July 2, 1998, the approximate number of record holders of the Company's common stock was 2,849. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

                       1998                    1997
                --------------------  --------------------
                   High      Low           High     Low
                   ----      ---           ----     ---
First Quarter    $ 3.125   $ 2.250       $ 3.875  $ 2.625
Second Quarter     4.750     3.000         3.375    2.000
Third Quarter      4.000     2.250         3.625    2.500
Fourth Quarter     4.000     2.250         2.875    2.250

COMMON STOCK DIVIDENDS
--------------------------------------------------------------------------------

The Company has not paid dividends since the third quarter of fiscal 1996. The Company has no current plans to recommence payment of cash dividends. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements, including Notes thereto, which are included elsewhere herein.


FOR THE YEARS ENDED APRIL 30,
(In millions, except per share data)          1998         1997            1996             1995         1994
----------------------------------------------------------------------------------------------------------------
Systemwide sales                            $ 557.9      $ 677.9         $ 875.7          $ 937.7      $ 990.6

Revenues                                      242.3        299.9           436.2            462.2        487.5

Net income (loss)                               5.4          0.6          (138.5)(b)          6.7        (94.9)(a)

Basic and diluted earnings
 (loss) per share                              0.19         0.02           (4.99)(b)         0.24        (3.26)(a)

Total assets                                  119.5        168.1           178.5            276.7        277.5

Long-term debt                                 35.5          0.3 (d)         7.0 (c)         17.1         20.9

Liabilities subject to compromise                --         83.9 (d)          --               --           --

Total stockholders' investment                 43.8         44.4            43.5            177.1        179.9

Dividends paid per share                         --           --            0.08             0.16         0.16
----------------------------------------------------------------------------------------------------------------

(a) Includes an after-tax charge of $98.9 million, or $3.40 per share, primarily related to the closure of under-performing Sizzler restaurants and the write-off of intangible assets.

(b) Includes an after-tax charge of $108.9 million or $3.92 per share, primarily related to the costs and asset write downs associated with restaurant closings and reorganization. In addition to the restructuring charge, the Company recorded a charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of, during fiscal year 1996.

(c) This total does not include line of credit borrowings totaling $27.0 million which, as a result of acceleration of maturity, are presented as current liabilities in the consolidated financial statements.

(d) Substantially all prepetition debt has been reclassified as "Liabilities subject to compromise under reorganization proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CONSOLIDATED SUMMARY
--------------------

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and Collins Properties, Inc. ("CPI"). The plans of reorganization for Tenly Enterprises, Inc. ("Tenly") and Buffalo Ranch Steakhouses, Inc. ("BRSH") were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

The Company's plan of reorganization provided for full payment of allowed creditors' claims, including interest, over five years, from the operations of its international division. In September 1997, the Company obtained sufficient financing from Westpac Banking Corporation to pay its creditors' allowed claims in full including interest. All allowed claims for CPI, Tenly and BRSH have also been paid in full. SRI's plan provided for full payment of allowed unsecured creditors' claims (estimated at approximately $17 million) through the formation of a creditor trust. SRI's installment payments to the trust will be evidenced by a four-year note. The note will bear interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI will secure the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets.

The Company and its subsidiaries have paid approximately $75 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

In the fourth quarter of fiscal 1996, the Company recorded a restructuring charge of $108.9 million. The restructuring costs included predominantly non-cash write offs of assets and related disposition costs associated with the closure of 130 restaurants in the United States. Overall, the restructuring charge reflects the efforts to redeploy capital to those core markets which are expected to yield returns consistent with management's expectations and objectives, and to eliminate the Company's investment in non-performing assets.

During fiscal 1997, the Company closed 130 U.S. restaurants not meeting specified financial criteria. As a result of these activities, $105.4 million of the reserves were utilized. As of April 30, 1998, the reserve balance was $3.5 million. Management continues to review all restaurants and market areas for compatibility with long term goals.

In addition to the restructuring charge, the 1996 consolidated financials statements reflect an additional noncash charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

Revenues totaled $242.3 million in fiscal 1998, a decrease of $57.6 million or
19.2 percent from 1997, compared with a decrease of $136.3 million or 31.2 percent in fiscal 1997 from fiscal 1996. The decline in fiscal 1998 is largely attributable to the closure of nine Company-operated restaurants, the sale of two Company-operated restaurants to franchisees and a net decrease of six franchised Sizzler restaurants. During the same time period, the Company added two KFC restaurants in Australia. Domestic revenues declined in fiscal 1998 by $25.5 million or 20.8 percent from the prior year primarily due to a net decrease of three Company-operated and nine franchised restaurants. Internationally, the Company had a net decrease of eight Sizzler Company-operated restaurants and a net increase of three franchised Sizzler restaurants. International operations also added two KFC restaurants during the fiscal year. The fiscal 1998 changes in international operations resulted in a $32.1 million or 18.1 percent decrease in revenues.

Earnings before interest and taxes were $11.6 million in fiscal 1998, an improvement of $12.5 million from a $0.9 million loss in fiscal 1997. This increase was due to a $9.7 million improvement in domestic operations and a $3.1 million increase in international operations, partially offset by a $0.3 million increase in corporate and other expenses. Domestic operations benefited from cost reductions in the remaining restaurants and administrative expenses. The increase in international earnings was primarily due to cost reductions and higher check averages, offset by a 10.5 percent decrease in the Australian dollar exchange rate.

DOMESTIC OPERATIONS
-------------------

Excluding franchise revenues, Company-operated restaurants contributed approximately 38.3 percent of consolidated revenues. Fiscal 1998 revenues decreased $23.6 million to $92.9 million or 20.3 percent when compared to the prior year, primarily due to the closure of Company-operated restaurants. On a comparative restaurant basis, for those restaurants open more than one year, average sales per Sizzler restaurant fell 0.4 percent, average customers per restaurant were 5.6 percent lower and the average customer check increased 5.5 percent over the prior year. However, sales are continuing to show an upward trend as the fourth quarter comparable sales increased by 2.2 percent and the average customer check increased 8.6 percent from the prior year.

Earnings before interest and taxes improved by $11.3 million to $1.3 million in fiscal 1998 from a loss of $10.0 million in fiscal 1997. The improvement was primarily a result of improved labor scheduling, reductions in administrative support staff and other cost reduction measures achieved during the year in the restaurants as well as headquarters. As a percentage of revenues, occupancy and labor costs declined 1.9 percent and 3.0 percent, respectively.

In fiscal 1997, revenues from domestic operations decreased $128.2 million to $116.5 million when compared to the prior year. This decrease was attributed to the closure of 130 restaurants and a decline in average sales per restaurant. Losses before interest and taxes from domestic operations improved by $11.4 million to a loss of $10.0 million in fiscal 1997 compared to a loss of $21.4 million in fiscal 1996.

DOMESTIC FRANCHISE
------------------

In 1998, domestic franchise revenues, including franchise fees, royalties and rental income accounted for 1.8 percent of consolidated revenues. Revenues declined $1.9 million or 30.5 percent versus fiscal 1997. Lower revenue is primarily the result of a net reduction of nine franchised restaurants and the impact of a temporary royalty abatement program pursuant to the plan of reorganization. During fiscal 1998, two Company-operated restaurants were sold to franchisees, eight new restaurants opened and 19 franchised restaurants were closed for a net reduction of nine franchised restaurants. At April 30, 1998, there were 199 domestic franchised restaurants in operation including ten restaurants in Latin America and U.S. territories.

In 1997 domestic franchise revenues accounted for 2.0 percent of consolidated revenues. Revenues decreased $2.6 million or 30.2 percent versus fiscal 1996. The lower revenues resulted from the net reduction of 36 franchised restaurants and a decline of 18.9 percent in average sales per domestic franchised restaurant. At April 30, 1997, there were 208 domestic franchised restaurants in operation.

INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 59.9 percent of consolidated revenues in fiscal 1998. Revenues decreased by 18.1 percent or $32.1 million to $145.2 million when compared to the prior year, primarily due to lower foreign currency exchange rates and lower average sales. The closure of eight Company-operated Sizzler restaurants offset by the addition of two KFC restaurants also contributed to the decline in revenues. Earnings before interest and taxes increased $3.1 million to $8.2 million or 62.2 percent during fiscal 1998 due to improved margins and the implementation of cost cutting programs. At April 30, 1998, the International operation included 83 Company-operated, joint ventured, and franchised Sizzlers and 98 KFC restaurants.

Excluding franchise revenues, results from the Company-operated Sizzler restaurants reflect a 32.2 percent decrease in revenues, or $22.5 million, to $47.3 million from the prior fiscal year. This decrease reflects lower average restaurant sales, restaurant closings and a decrease in the Australian dollar exchange rate. On a comparative restaurant basis, sales in Australian dollars, decreased 13.2 percent, the check average increased 4.7 percent and customer counts decreased by 17.1 percent. At April 30, 1998, the Company operated 31 Sizzler restaurants versus 39 at the end of fiscal year 1997.

The Company's international franchise revenues decreased $1.7 million or 44.1 percent to $2.1 million in 1998 versus 1997, due primarily to the closure of 39 franchised restaurants at the end of the previous year and the previously mentioned decline in the exchange rate. At April 30, 1998, there were 49 international franchised restaurants and three joint ventured restaurants in six countries. During fiscal 1998, five franchised restaurants were opened in Japan, Thailand and Indonesia and two restaurants were closed in South Korea and Taiwan.

Revenues from the Company's KFC restaurants decreased $7.7 million to $94.8 million or 7.5 percent when compared to the prior year. This decrease reflects a decrease in the Australian dollar exchange rate. On a comparative restaurant basis, in Australian dollars, average restaurant sales and customer counts decreased 1.3 and 6.7 percent, respectively, The average customer check increased 5.7 percent, reflecting price increases. At April 30, 1998, the number of KFC restaurants was 98 versus 96 last year.

In fiscal 1997, the Company's international operations accounted for approximately 59.1 percent of consolidated revenues. Revenues decreased by 3.0 percent or $5.4 million, to $177.3 million when compared to fiscal 1996. This reduction in revenues was primarily the result of a net reduction of five Company-operated Sizzler restaurants offset by the addition of four KFC restaurants.

In fiscal 1997, Company-operated Sizzlers recorded a 12.5 percent or $9.9 million decline in revenues to $69.8 million from fiscal 1996, primarily reflecting lower average restaurant sales and restaurant closings offset by the increase in the Australian dollar exchange rate. On a comparative restaurant basis, sales in Australian dollars, check average and guest counts decreased by
16.2 percent, 2.0 percent and 14.5 percent, respectively, from levels of the previous year. At April 30, 1997, the Company operated 39 Sizzler restaurants versus 44 at April 30, 1996.

International franchise revenues increased $0.5 million or 16.3 percent to $3.8 million in 1997 versus 1996, due primarily to new restaurant openings in the Asian/Pacific region. At April 30, 1997, there were 46 international franchised restaurants and three joint ventured restaurants in six countries, versus 77 restaurants and two joint ventured restaurants in seven countries at April 30, 1996.

Fiscal 1997 revenues of $102.6 million from the Company's KFC restaurants increased $5.4 million or 5.5 percent when compared to the prior year. On a comparative restaurant basis, average restaurant sales, in Australian dollars, decreased 2.0 percent and the average guest check increased 2.8 percent, however, guest counts decreased 4.7 percent, compared to fiscal 1996. At April 30, 1997, the number of KFC restaurants was 96 versus 92 at April 30, 1996.

Earnings before interest and taxes decreased $6.7 million to $5.0 million or
57.2 percent in fiscal 1997, compared to fiscal 1996.

CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, were 5.4 percent lower in fiscal 1998. Payroll and related expenses, marketing expense and cost of sales decreased 1.7 percent, 1.0 percent and 0.6 percent, as a percentage of revenues, respectively.

Interest expense decreased in 1998 from 1997 by $1.7 million primarily due to lower bankruptcy claim interest expense, partially offset by new borrowings. In fiscal 1997, interest expense increased $4.6 million from 1996, due to increased borrowings prior to bankruptcy filing and estimated accrued interest on prepetition liabilities.

In fiscal 1997, consolidated costs and expenses, as a percentage of revenues, were 0.5 percent lower than the previous year, primarily due to decreases in payroll and related expense, occupancy costs and depreciation and amortization expense. The lower costs reflect the closure of under-performing restaurants.

The provision for income taxes for fiscal 1998 was $2.2 million compared with a benefit of $7.3 million in fiscal 1997. The benefit recorded in 1997 related to the utilization of prior year foreign losses against foreign earnings generated in fiscal 1997. The remaining prior year foreign losses were utilized against fiscal 1998 foreign earnings, resulting in an effective tax rate of 29.3%. (See
Note 4 of Notes to Consolidated Financial Statements).

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

WORKING CAPITAL
---------------

The Company's primary source of liquidity is cash flows from operations which was $1.6 million in fiscal 1998 compared to $2.0 million cash used in fiscal 1997. This increase is primarily due to improved U.S. and international operations, partially offset by the non-payment of pre-bankruptcy liabilities in fiscal 1997. The current ratio was 1.1 at April 30, 1998 and 1.5 at April 30, 1997. At April 30, 1998, working capital was $2.9 million compared to $15.9 million at the end of the prior year. The decrease in the current ratio and working capital is primarily due to payment of allowed claims pursuant to the reorganization plan.

TOTAL ASSETS/CAPITAL EXPENDITURES
---------------------------------

Total assets decreased $48.6 million or 28.9 percent in fiscal 1998. Property and equipment represented 66.3 percent of total assets at the end of fiscal 1998 and 62.4 percent at the end of fiscal 1997. In fiscal 1997, total assets decreased $10.4 million or 5.9 percent from fiscal 1996 as a result of restaurant closures.

Capital expenditures were $8.9 million in fiscal 1998, which included new restaurant construction of $1.7 million and remodels of $7.2 million. The Company anticipates continuing to grow International operations through additional investment in Company- operated restaurants, joint ventures and the development of the franchise system.

The Company anticipates capital expenditures in fiscal 1999 will be approximately $10.0 million, which will be used for new KFC restaurants and remodeling existing KFC and Sizzler restaurants.

In fiscal 1997, capital expenditures were $6.4 million, consisting of new restaurant construction of $1.5 million and remodels of $4.9 million.

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

YEAR 2000
---------

In fiscal 1998, the Company began a project to assess and modify its computer systems as necessary to ensure continued effective operations in the year 2000 ("Y2K") and beyond. A majority of the Company's computer systems has been outsourced to a service provider who has given assurances to the Company that its computer systems are Y2K compliant. In fiscal 1999, the Company will work with its key vendors and suppliers to identify the nature and potential impact of issues presented by the Y2K problem in completing transactions with their businesses. The estimated cost of the Y2K project is not expected to be material. The Company expects completion of the Y2K project by May 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters normally include twelve weeks of operations whereas the third fiscal quarter includes sixteen weeks of operations. Fiscal 1998 was a fifty-three week year, therefore, the fourth fiscal quarter includes thirteen weeks of operations.

----------------------------------------------------------------------------------------------------------
                                                           First       Second        Third         Fourth
Fiscal 1998                                               Quarter      Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------------------
Restaurants                                                $58,270      $54,770      $68,311      $54,640
Franchise operations                                         1,316        1,737        1,762        1,527
                                                           -------      -------      -------      -------
Revenues                                                    59,586       56,507       70,073       56,167

Cost of sales                                               21,721       20,567       25,917       20,275
Labor and related expenses                                  15,853       14,945       18,898       14,930
Other operating expenses                                    11,835       11,847       14,808       10,667
General and administrative costs                             4,407        3,801        4,310        4,177
                                                           -------      -------      -------      -------
Earnings before interest, taxes and depreciation             5,770        5,347        6,140        6,118
Depreciation                                                 2,819        2,931        3,430        2,589
                                                           -------      -------      -------      -------
Earnings before interest and taxes                           2,951        2,416        2,710        3,529
                                                           -------      -------      -------      -------
Net income                                                 $ 1,487      $   776      $   755      $ 2,360
                                                           =======      =======      =======      =======
Basic and diluted earnings per share                       $  0.05      $  0.03      $  0.03      $  0.08
=========================================================================================================

--------------------------------------------------------------------------------------------------------------
                                                            First        Second          Third         Fourth
Fiscal 1997                                                Quarter       Quarter        Quarter        Quarter
--------------------------------------------------------------------------------------------------------------
Restaurants                                                $ 80,936      $ 65,660       $ 84,930       $ 58,535
Franchise operations                                          3,500         2,373          3,129            865
                                                           --------      --------       --------       --------
Revenues                                                     84,436        68,033         88,059         59,400

Cost of sales                                                29,866        26,240         32,912         22,312
Labor and related expenses                                   24,414        19,043         24,344         17,337
Other operating expenses                                     18,028        13,869         19,629         14,430
General and administrative costs                              7,047         5,893          7,577          1,675
                                                           --------      --------       --------       --------
Earnings before interest, taxes and depreciation              5,081         2,988          3,597          3,646
Depreciation                                                  3,586         3,224          4,372          5,078
                                                           --------      --------       --------       --------
Earnings (loss) before interest and taxes                     1,495          (236)          (775)        (1,432)
                                                           --------      --------       --------       --------
Net income (loss)                                          $    494      $   (622)      $ (1,281)      $  1,974
                                                           ========      ========       ========       ========
Basic and diluted earnings (loss) per share                $   0.02      $  (0.02)      $  (0.04)      $   0.07
===============================================================================================================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended April 30, 1998. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
June 16, 1998

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)


For the Years Ended April 30,                          1998              1997               1996
----------------------------------------------    -----------        -----------      -----------
Revenues
  Restaurants                                       $235,991           $290,061         $ 424,218
  Franchise operations                                 6,342              9,867            11,976
----------------------------------------------      --------            -------       -----------
  Total revenues                                     242,333            299,928           436,194
----------------------------------------------      --------           --------       -----------
Costs and Expenses
  Cost of sales                                       88,480            111,330           158,587
  Labor and related expenses                          64,626             85,138           131,865
  Other operating expenses                            49,157             65,956            97,870
  Depreciation and amortization                       11,769             16,260            26,164
  Non-recurring items                                      -                  -           108,883
  Impairment of long-lived assets                          -                  -            12,838
  General and administrative expenses                 16,695             22,192            32,232
----------------------------------------------      --------           --------       -----------
  Total operating costs                              230,727            300,876           568,439
----------------------------------------------      --------           --------       -----------
  Interest expense                                     5,274              6,981             2,343
  Investment income                                   (1,271)            (1,178)             (991)
----------------------------------------------      --------           --------       -----------
  Total costs and expenses                           234,730            306,679           569,791
----------------------------------------------      --------           --------       -----------
Income (loss) before income taxes                      7,603             (6,751)         (133,597)
Provision (benefit) for income taxes                   2,225             (7,316)            4,861
----------------------------------------------      --------           --------       -----------
Net income (loss)                                   $  5,378           $    565         $(138,458)
==============================================      ========           ========       ===========

Basic and diluted earnings (loss) per share         $   0.19           $   0.02         $   (4.99)
==============================================      ========           ========       ===========
Weighted average number of common
shares outstanding                                    28,879             28,967            27,773
==============================================      ========           ========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)


April 30,                                                     1998          1997
-----------------------------------------------------      ----------     ---------
ASSETS
Current assets
  Cash and cash equivalents                                  $ 21,167      $ 34,085
  Receivables, net of reserves of $2,608                        2,926         4,398
   in 1998 and $3,547 in 1997
  Inventories                                                   4,333         5,464
  Prepaid expenses and other current assets                     1,281         2,323
-----------------------------------------------------        --------      --------
  Total current assets                                         29,707        46,270
-----------------------------------------------------        --------      --------
Property and equipment, at cost
  Land                                                         22,252        30,583
  Buildings and leasehold improvements                         83,735       111,910
  Equipment                                                    62,942        71,819
  Capital leases                                                2,616         3,147
  Construction in progress                                      4,534         1,650
-----------------------------------------------------        --------      --------
                                                              176,079       219,109
  Less - Accumulated depreciation and amortization             96,869       114,234
-----------------------------------------------------        --------      --------
  Total property and equipment, net                            79,210       104,875
-----------------------------------------------------        --------      --------
Long-term notes receivable, net of reserves
of $772 in 1998 and $424 in 1997                                1,268         1,619

Deferred income taxes                                           3,829         4,004

Intangible assets, net of accumulated amortization
of $696 in 1998 and $698 in 1997                                2,162         1,430

Other assets, net of accumulated amortization
and reserves of $1 in 1998 and $6 in 1997                       3,285         9,912
-----------------------------------------------------        --------      --------
Total assets                                                 $119,461      $168,110
=====================================================        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)


April 30,                                                      1998           1997
----------------------------------------------------       -----------    -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
  Current portion of long-term debt                         $   5,764      $      94
  Accounts payable                                              7,753         13,634
  Other current liabilities                                     9,562         14,240
  Income taxes payable                                          3,761          2,401
----------------------------------------------------        ---------      ---------
  Total current liabilities                                    26,840         30,369
----------------------------------------------------        ---------      ---------
Long-term debt                                                 35,497            329

Other liabilities                                              13,364          9,111

Liabilities subject to compromise
 under reorganization proceedings                                  --         83,900

Commitments and contingencies                                      --             --

Stockholders' investment
  Preferred stock, authorized 1,000,000 shares,
   $5 par value; no shares issued                                  --             --
  Common stock, authorized 50,000,000 shares at $.01
   par value; outstanding 28,840,908 in 1998 and
   28,898,003 shares in 1997                                      288            289
  Additional paid-in capital                                  277,353        276,200
  Accumulated deficit                                        (229,583)      (234,961)
  Foreign currency translation adjustments                     (4,298)         2,873
----------------------------------------------------        ---------      ---------
  Total stockholders' investment                               43,760         44,401
----------------------------------------------------        ---------      ---------
Total liabilities and stockholders' investment              $ 119,461      $ 168,110
====================================================        =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (In thousands)

For the Years Ended April 30,                                                      1998          1997             1996
-------------------------------------------------------------------------      -----------    -----------     -----------

OPERATING ACTIVITIES
Net income (loss)                                                               $  5,378      $    565        $(138,458)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                                   11,769        16,260           26,165
  Deferred income tax provision (benefit)                                           (925)      (12,167)             103
  Provision for bad debts                                                            651           479            1,390
  Non-recurring items and asset write down                                            --            --          121,721
  Other                                                                             (473)          791            2,450
-------------------------------------------------------------------------       --------      --------        ---------
                                                                                  16,400         5,928           13,371

Changes in operating assets and liabilities:
  Receivables                                                                      1,015           704             (243)
  Inventories                                                                      1,131         1,421             (663)
  Prepaid expenses and other current assets                                          950          (477)            (199)
  Accounts payable                                                                (5,881)       14,339           (1,928)
  Accrued liabilities                                                            (10,681)      (19,740)          (6,974)
  Income taxes payable                                                             2,353        (1,329)            (429)
Changes due to reorganization activities:
  Payments of reorganization costs                                                (6,442)       (8,826)              --
  Interest expense accrued                                                         2,773         6,000               --
-------------------------------------------------------------------------       --------      --------        ---------
Net cash provided by (used in) operating activities                                1,618        (1,980)           2,935
-------------------------------------------------------------------------       --------      --------        ---------
INVESTING ACTIVITIES
  Additions to property and equipment                                             (8,931)       (6,399)         (24,437)
  Disposal of property and equipment                                              28,896        21,370            1,087
  Other, net                                                                        (489)          739             (868)
-------------------------------------------------------------------------       --------      --------        ---------
Net cash provided by (used in) investing activities                               19,476        15,710          (24,218)
-------------------------------------------------------------------------       --------      --------        ---------
FINANCING ACTIVITIES
  Long-term borrowings                                                            46,895        11,461           17,000
  Reduction of long-term debt                                                     (4,865)         (266)          (1,911)
  Dividends paid to stockholders                                                      --            --           (2,222)
  Cash surrender value of life insurance                                              --            --            5,444
  Payment of allowed claims pursuant to
   the reorganization plan                                                       (75,159)           --               --
  Other, net                                                                        (883)          (56)             (32)
-------------------------------------------------------------------------       --------      --------        ---------
Net cash provided by (used in) financing activities                              (34,012)       11,139           18,279
-------------------------------------------------------------------------       --------      --------        ---------
Net increase (decrease) in cash and cash equivalents                             (12,918)       24,869           (3,004)
-------------------------------------------------------------------------       --------      --------        ---------
Cash and cash equivalents at beginning of year                                    34,085         9,216           12,220
-------------------------------------------------------------------------       --------      --------        ---------
Cash and cash equivalents at end of year                                        $ 21,167        34,085        $   9,216
=========================================================================       ========      ========        =========
Supplemental Cash Flow Disclosures
 Cash paid during the year for:
  Interest (net of amount capitalized)                                          $  2,481         1,175        $   2,185
  Income taxes                                                                       693         5,989            7,698

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                                                                                                 Foreign
                                                                                   Additional     Retained       Currency
                                                           Shares         Common     Paid-In       Earnings      Translation
                                                        Outstanding        Stock     Capital       (Deficit)     Adjustments
------------------------------------------------       ---------------------------------------  --------------  -------------
Balance at April 30, 1995                                27,775,434       $  278    $ 274,111     $  (94,846)    $  (2,473)
  Restricted stock repurchased                               (7,728)                      (32)
  Net loss                                                                                          (138,458)
  Dividends paid to stockholders                                                                      (2,222)
  Amortization of restricted stock                                                        142
  Cumulative translation adjustments                                                                                 6,967
------------------------------------------------       ---------------------------------------------------------------------
Balance at April 30, 1996                                27,767,706          278      274,221       (235,526)        4,494
  Restricted stock repurchased                              (18,381)          (1)         (56)
  Restricted stock canceled                                (311,958)          (3)
  Grant of restricted stock                               1,457,000           15          651
  Stock issued                                                3,636                        10
  Net income                                                                                             565
  Amortization of restricted stock                                                      1,374
  Cumulative translation adjustments                                                                                (1,621)
------------------------------------------------       ---------------------------------------------------------------------
Balance at April 30, 1997                                28,898,003          289      276,200       (234,961)        2,873
  Restricted stock repurchased                               (7,022)                      (17)
  Restricted stock canceled                                 (55,833)          (1)
  Stock issued                                                5,760                        14
  Net income                                                                                           5,378
  Amortization of restricted stock                                                      1,156
  Cumulative translation adjustments                                                                                (7,171)
------------------------------------------------       -------------    ---------  -----------------------------------------
Balance at April 30, 1998                                28,840,908       $  288    $ 277,353     $ (229,583)    $  (4,298)
================================================       =============    =========  ===========   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

INTRODUCTION: As discussed in Note 2, the Company operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from June 2, 1996 to September 22, 1997, when the reorganization plans became effective. Consequently, the consolidated statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November, 1980.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Sizzler International, Inc., and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain financial statements, notes and supplementary data for the prior years have been reclassified to conform with the 1998 presentation.

ACCOUNTING PERIOD: The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal year 1998 was a fifty-three week year ending on May 3, 1998. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

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

COMMON STOCK AND NET INCOME OR LOSS PER SHARE: During the fiscal year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share (EPS), which replaced the previously reported primary and fully-diluted EPS. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to the previously reported fully-diluted EPS. All EPS amounts for the periods presented have been restated to conform to the requirements of SFAS 128.

CASH AND CASH EQUIVALENTS: At April 30, 1998, cash and cash equivalents consist primarily of short-term, money market accounts. At April 30, 1997, cash and cash equivalents consist primarily of interest-bearing time deposits with original maturities of 90 days or less, which are carried at cost, which approximates fair value.

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

PROPERTIES HELD FOR SALE OR LEASE: Properties held for sale or lease were $2,637,000 at April 30, 1998 and $10,234,000 at April 30, 1997, and are included in Other Assets. These assets represent excess land carried at estimated realizable values.

INTANGIBLE ASSETS: Intangible assets are amortized on a straight-line basis over appropriate periods ranging from 12 to 40 years. The Company continually evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future expected operating results. The methodology used to assess the recoverability of intangible and other long lived assets is to determine its expected net realizable value based upon the historical trend and their expected impact on future operating cash flows. During the fourth quarter of fiscal 1996, the Company wrote off approximately $9.8 million of intangibles related to repurchased Sizzler franchise rights associated with market closures.

OTHER CURRENT LIABILITIES: Other current liabilities include amounts accrued for compensation and benefits, insurance, advertising, legal fees, rent, taxes and others.

OTHER LIABILITIES: Other liabilities consist primarily of the Company's Executive Supplemental Benefit Plan of $9,803,000 and restructuring reserve of $3,513,000 in 1998 and restructuring reserve of $8,700,000 in 1997.

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

NOTE 2 - BANKRUPTCY REORGANIZATION
--------------------------------------------------------------------------------

Bankruptcy Proceedings
----------------------

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries (SRI, Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI")) became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively owned and operated substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets were owned and operated by separate subsidiaries and were not subject to the U.S. Chapter 11 cases.

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997, On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

The Company's plan of reorganization provided for full payment of allowed creditors' claims, including interest, over five years, from the operations of its international division. In September 1997, the Company obtained sufficient financing from Westpac Banking Corporation to pay its creditors' allowed claims in full including interest. All allowed claims for CPI, Tenly and BRSH have also been paid in full. SRI's plan provided for full payment of allowed unsecured creditors' claims (estimated at approximately $17 million) through the formation of a creditor trust. SRI's installment payments to the trust will be evidenced by a four-year note. The note will bear interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI will secure the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets.

The Company and its subsidiaries have paid approximately $75 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

Reorganization Costs
--------------------

The Company incurred severance, temporary staff, legal and professional costs relating to the reorganization of $6,442 and $8,826 in fiscal 1998 and fiscal 1997, respectively. These reorganization costs were accrued in fiscal 1996 and were therefore charged against established reserves in fiscal 1998 and fiscal 1997.

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

The fiscal 1996 restructuring charge and the remaining balances of accrued restructuring liabilities as of April 30, 1998 were (in thousands):

                                                                 Accrued
                                                Total         Restructuring
                                             Restructuring    Liabilities at
                                               Expenses       April 30, 1998
                                             --------------  ----------------
Market and restaurant closures                 $  92,100         $ 3,513
Closure of regional offices and reduction
 of corporate headquarters                         8,800               -
Guarantee of co-op advertising obligations         3,500               -
Franchise receivable                               2,500               -
Severance                                          2,000               -
                                               ---------         -------
    Total                                      $ 108,900         $ 3,513
                                               =========         =======

NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------

The Company files a consolidated United States income tax return which includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or more of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $7,642,000 of the Company's foreign operations at April 30, 1998. It is the Company's intention to reinvest such earnings permanently.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

For the years ended April 30,             1998           1997           1996
----------------------------           ----------------------------------------
Current
 Federal                                $   -          $     -        $   -
 State                                      -                -            -
 Foreign                                  3,150           4,851        4,758
                                        ------------------------------------
                                          3,150           4,851        4,758
                                        ------------------------------------
Deferred
 Federal                                     -               -            -
 State                                      450              -            -
 Foreign                                 (1,375)        (12,167)         103
                                        ------------------------------------
                                           (925)        (12,167)         103
                                        ------------------------------------
Total income tax provision (benefit)    $ 2,225        $ (7,316)      $4,861
                                        ------------------------------------

A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows:

For the years ended April 30,             1998           1997           1996
-----------------------------          ---------------------------------------
Federal statutory tax rate               35.0%           35.0%         35.0%
State and local income taxes, net of
  related Federal income tax benefit      6.1             6.1           6.1
Tax credits, net                           --             3.3           0.2
Goodwill write-off and
  non-deductible amortization              --            (3.3)         (0.2)
Valuation allowance                     (11.8)         (149.1)        (45.0)
Other                                      --            (0.4)          0.3
                                        -----------------------------------
Effective tax rate                       29.3%         (108.4)%        (3.6)%
                                        ===================================

Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

For the years ended April 30,        1998      1997           1996
-----------------------------     ------------------------------------
Domestic                           $3,527    $(6,137)       $(125,442)
Foreign                             4,076       (614)          (8,155)
                                   ----------------------------------
                                   $7,603    $(6,751)       $(133,597)
                                   ==================================

The tax effects of temporary differences and carryforwards which give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):

April 30,                                      1998           1997
---------------------------------------------------------------------
Deferred Tax Assets:
   Deferred income                           $  4,493       $  5,195
   Foreign tax credit carryover                10,304          6,006
   Minimum tax credit carryover                 1,849          1,849
   Other credits                                2,840          2,860
   Operating reserves and accruals             65,601         74,010
                                             -----------------------
      Total gross deferred tax assets          85,087         89,920
      Less valuation allowance                (72,455)       (73,990)
                                             -----------------------
      Net deferred tax assets                  12,632         15,930
                                             -----------------------
Deferred Tax Liabilities:
   State income taxes                          (2,476)        (2,933)
   Property and equipment                      (3,969)        (8,096)
   Capital leases                                (776)          (888)
   Other                                       (1,582)            (9)
                                             -----------------------
      Total gross deferred tax liabilities     (8,803)       (11,926)
                                             -----------------------
      Net deferred tax assets                $  3,829       $  4,004
                                             =======================

Note 5 - Debt
--------------------------------------------------------------------------------
A summary of debt outstanding as of April 30, 1998 and 1997, is as follows (in thousands):

                                                              1998      1997
------------------------------------------------------------------------------
Unsecured borrowings, at variable interest rates,
   due through 2012                                         $ 2,608   $41,752
Mortgage notes payable, with interest rate of 10.015
   percent, secured by land and building with an original
   cost of approximately $600 at April 30, 1998 and
   $1,707 at April 30, 1997, due through 2039                   565       635
Other secured note, with a variable interest rate, due
   through 2002                                              37,035      --
Capital lease obligations                                     1,053     2,373
-----------------------------------------------------------------------------
                                                             41,261    44,760
Less - current portion                                        5,764        94
-----------------------------------------------------------------------------
                                                             35,497    44,666
Less - liabilities subject to compromise                       --      44,337
-----------------------------------------------------------------------------
                          Long-term debt                    $35,497   $   329
=============================================================================

Payment of $5,542 long-term debt, excluding capital lease obligations is due in fiscal 1999, $5,571 in 2000, $5,575 in 2001, $5,573 in 2002, and $17,947
thereafter.

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US) bank facility from Westpac Banking Corporation (included in `Other secured note' above) in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin will be based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and will vary between 1.25% and 2.25%. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions. The Company is in compliance with all covenants and restrictions.

Management believes that the aggregate fair value of the Company's long-term debt approximates the aggregate book value, as substantially all such debt is comprised of variable-rate obligations.

Note 6 - Stock Options and Restricted Stock
--------------------------------------------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. The maximum number of shares that may be issued under these plans is 1,000,000 and 400,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock- Based Compensation, permits stock compensation cost to be measured using either the intrinsic value-based method per APB-25 or the fair-value method per SFAS 123. The Company continues to use the intrinsic value-based method prescribed by APB-25 for financial statement purposes. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.

                                                    1998      1997      1996
                                                    ----      ----      ----
Net Income (Loss):                As Reported     $5,378    $ 565     $(138,458)
                                  Pro Forma       $4,515    $  99     $(138,577)
Basic and Diluted Earnings
  (Loss) Per Share:               As Reported     $ 0.19    $0.02     $   (4.99)
                                  Pro Forma       $ 0.16    $0.00     $   (4.99)
                                                  ------    -----     ---------

Stock Options:
-------------
The outstanding options become exercisable in varying amounts through 2005. A summary of stock option transactions follows:

                                                        For the years ended April 30,
                                            -----------------------------------------------------
Shares Outstanding                             1998                     1997           1996
-------------------------------------------------------------------------------------------------
Outstanding at the beginning of the year           109,347           1,471,074           1,111,800
Options granted                                    164,040                --               750,603
Options exercised                                     --                  --                  --
Options canceled                                   (43,864)         (1,361,727)           (391,329)
--------------------------------------------------------------------------------------------------
Options outstanding at April 30                    229,523             109,347           1,471,074
Options available for grant at April 30          1,235,950             366,305             149,620
--------------------------------------------------------------------------------------------------
Total reserved shares                            1,465,473             475,652           1,620,694
==================================================================================================
Options exercisable at April 30                     97,483              73,226             540,101
==================================================================================================
Option prices per share:
  Granted                                    $0.281-$3.906                --         $3.875-$6.875
  Exercised                                          --                   --               --
  Canceled                                   $5.625-$12.50       $5.00-$17.125       $5.00-$12.500
==================================================================================================

Restricted Stock Plan:
----------------------

Stock issued under the Company's stock incentive plan is delivered subject to various conditions relating to corporate performance. Compensation expense related to these options amounted to approximately $1,156,000 in 1998, $1,374,000 in 1997 and $142,000 in 1996. A summary of restricted stock transactions follows:

                                                      For the years ended April 30,
                                                 ----------------------------------------
Shares Outstanding                                  1998           1997           1996
-----------------------------------------------------------------------------------------
Shares restricted at beginning of the year        1,016,625        110,498      132,348
Shares granted                                         --        1,457,000          --
Shares released                                    (434,456)      (238,915)     (21,850)
Shares canceled                                     (55,833)      (311,958)         --
---------------------------------------------------------------------------------------
Shares restricted at April 30                       526,336      1,016,625      110,498
=======================================================================================

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

The Company is a co-lessee or guarantor on leases of certain franchisees which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all noncancelable leases (in thousands):

                                                             Commitments
                                                      -------------------------    -----------
                                                                                    Sublease
                                                      Capital        Operating       Rental
Years ended April 30,                                 Leases           Leases        Income
--------------------                                  -------------------------    -----------
1999                                                   $  333         $ 9,608        $  701
2000                                                      291           8,796           699
2001                                                      196           7,899           635
2002                                                      101           7,158           635
2003                                                      101           6,497           574
Thereafter                                                562          25,658         2,917
                                                       ------------------------    ----------
Total minimum lease
  commitments/receivables                               1,584         $65,616        $6,161
                                                                      ========     ==========
Less amount representing interest                         531
                                                       ------
Present value of minimum lease payments                 1,053
Less current portion of capital lease obligations         222
                                                       ------
Long-term capital lease obligations                    $  831
                                                       ======

Rent expense consists of (in thousands):

                                  ----------------------------
Years ended April 30,                1998      1997      1996
--------------------              ----------------------------
Minimum rentals                    $11,594   $11,355   $20,470
Contingent rentals                     489       623       764
  Less sublease rentals              1,078     2,141     4,230
                                   ---------------------------
Net rent expense                   $11,005   $ 9,837   $17,004
                                   ===========================

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

-------------------------------------------------------------------------------------------
                                     1998                1997                1996
                                     ----                ----                ----
Revenues (in thousands):
------------------------
United States                      $ 97,127   40%      $122,037    41%     $252,872      58%
International                       145,206   60        177,891    59       183,322      42
-------------------------------------------------------------------------------------------
Total                              $242,333  100%      $299,928   100%     $436,194     100%
-------------------------------------------------------------------------------------------

Operating Profits (Losses) (in thousands):
------------------------------------------

United States                      $  3,422   29%      $ (5,646) (596)%    $(22,881)   (217)%
International                         8,184   71          4,698   496        12,357     117
-------------------------------------------------------------------------------------------
Total                              $ 11,606  100%      $   (948) 100%      $(10,524)    100%
-------------------------------------------------------------------------------------------

Identifiable Assets (in thousands):
-----------------------------------

United States                      $ 45,896   38%      $ 73,869   44%      $ 77,648      43%
International                        73,565   62         94,241   56        100,899      57
-------------------------------------------------------------------------------------------
Total                              $119,461  100%      $168,110  100%      $178,547     100%
-------------------------------------------------------------------------------------------

Note 9 - Commitments and Contingencies
--------------------------------------------------------------------------------

At April 30, 1998, there were no material commitments for capital projects.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon the consolidated financial position of the Company or its results of operations.

Note 10 - Employee Benefit Plans
--------------------------------------------------------------------------------

The Company has a contributory employee profit sharing, savings and retirement plan for all eligible employees. The annual employer contribution is determined at the discretion of the Company's Board of Directors. The Company did not make a contribution to the Employee Savings Plan in 1998, 1997 or 1996.

In addition, the Company has an Executive Supplemental Benefit Plan which provides benefits upon retirement to certain employees. The present value of the accumulated benefit obligation related to this plan at a six percent discount rate totaled $9,803,000 at April 30, 1998 and $12,989,000 at April 30, 1997 and
April 30, 1996.

Note 11 - Earnings Per Share
--------------------------------------------------------------------------------

During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share (EPS), which replaced the previously reported primary and fully-diluted EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to the previously reported fully-diluted EPS. All EPS amounts for the periods presented have been restated to conform to the requirements of SFAS 128.

                                                   FOR THE YEARS ENDED APRIL 30,
                                                 ---------------------------------------
In thousands, except EPS                            1998           1997           1996
                                                    ----           ----           ----
Numerator for both basic and diluted
EPS - Net income (loss)                           $ 5,378        $   565        $(138,458)
                                                  -------        -------        ---------

Denominator:
Denominator for basic EPS - weighted average
shares of common stock outstanding                 28,864         28,967           27,773

Effect of dilutive stock options                       15            --   (a)         --    (a)
                                                  -------        -------        ---------

Denominator for diluted EPS - adjusted
weighted average shares outstanding                28,879         28,967           27,773
                                                  -------        -------        ---------

Basic and diluted earnings (loss) per share       $  0.19        $  0.02        $   (4.99)
                                                  -------        -------        ---------

(a) No recognition has been given to common stock equivalents as they are anti-dilutive.

Note 12 - Valuation Accounts
--------------------------------------------------------------------------------

The following is a summary of the activity in valuation accounts (in thousands):

                                  Balance at                                   Balance
                                  Beginning                                    at End of
                                  of Period      Additions      Deductions       Period
                                  ----------     ---------      ----------     ----------
Reserve for doubtful accounts
-----------------------------

Year ended April 30, 1998          $ 3,971        $1,169         $ 1,760        $ 3,380
                                   =======        ======         =======        =======

Year ended April 30, 1997          $10,291        $  828         $ 7,148        $ 3,971
                                   =======        ======         =======        =======

Year ended April 30, 1996          $ 8,148        $3,824         $ 1,681        $10,291
                                   =======        ======         =======        =======

Reserve for excess properties
-----------------------------

Year ended April 30, 1998                -             -              -               -
                                   =======        ======         =======        =======

Year ended April 30, 1997                -             -              -               -
                                   =======        ======         =======        =======
Year ended April 30, 1996          $55,382             -         $55,382              -
                                   =======        ======         =======        =======

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosures.
---------------------

Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information required by this item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company's executive officers is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant as of June 30, 1998".

Item 11.  Executive Compensation
--------------------------------

Information required by this item is set forth under the caption "Executive Compensation" and "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information required by this item is set forth under the caption "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information required by this item is set forth under the caption "Transactions with Directors and Management" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  List of documents filed as part of the report:

     (1)  Financial Statements:

          Report of Independent Public Accountants

          Consolidated Statements of Operations of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1998

          Consolidated Balance Sheets of Sizzler International, Inc. and Subsidiaries as of April 30, 1998 and 1997

          Consolidated Statements of Stockholders' Investment of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1998.

          Consolidated Statements of Cash Flows of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1998.

          Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

          Schedules omitted because the required information is shown in the consolidated financial statements or in the notes thereto, or the amounts involved are not significant, or the required matter is not applicable.

     (3)  Exhibits:

Number    Description
------    -----------

   2.1 Registrant's Sixth Amended Plan of Reorganization dated August 26, 1997, incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K report filed October 8, 1997.

   2.2 Sizzler Restaurants International, Inc.'s Second Amended Plan of Reorganization, incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

   2.3 Collins Properties, Inc.'s Plan of Reorganization, incorporated by reference to Exhibit 2.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

   3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-4 Registration Statement Number 33-38412.

   3.2 Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's Form S-4 Registration Number 33-38412.

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

  10.1 Employee Savings Plan of Registrant, restated as of January 1, 1992, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

  10.2 Amendment to Employee Savings Plan of Registrant, incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.3 Registrant's Executive Supplemental Retirement Plan (effective May 1, 1985, and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

  10.4 Employment Agreement dated May 1, 1996 between Registrant and Kevin W. Perkins, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

  10.5 Amendment to Employment Agreement dated September 25, 1996 between the Registrant and Kevin W. Perkins, incorporated by reference to Exhibit
          10.6 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.6 Amendment to Employment Agreement dated January 1, 1997 between the Registrant and Kevin W. Perkins, incorporated by reference to Exhibit
          10.7 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.7 Third Amendment to Employment Agreement dated May 5, 1997 between the Registrant and Kevin W. Perkins, incorporated by reference to Exhibit
          10.8 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.8 Employment Agreement dated May 1, 1996 between Registrant and Christopher R. Thomas, incorporated herein by reference to Exhibit
          10.6 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

  10.9 Employment Agreement dated May 1, 1996 between Registrant and Ryan S. Tondro, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

  10.10   Employment Agreement dated May 1, 1996 between Registrant and Michael
          J. Raedeke, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended April 30, 1996.

  10.11 Consulting Agreement dated December 17, 1996 between Barry Krantz and Collins Foods International Pty Ltd., incorporated by reference to
          Exhibit 10.14 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.12 Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

  10.13 1997 Employee Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form S-8 Registration Statement Number 333-476661 filed March 10, 1998.

  10.14 1997 Non-Employee Directors Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 Registration Statement No. 333-47659 filed March 10, 1998.

  10.15 Form of Franchise Agreement between Sizzler USA Franchise, Inc. and Franchisee, incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q report for the quarterly period ended February 1, 1998.

  10.16 Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.17 Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.18 Form of Franchise Agreement between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd. relating to KFC restaurant franchise, incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

  10.19 Letter of Offer dated August 18, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K report filed October 8, 1997.

  10.20 A $63,500,000 Bill Acceptance and Discount Facility dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit
            3.2 to the Registrant's Form 8-K report filed October 8, 1997.

  10.21 Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K report filed October 8, 1997.

  10.22 Subordination Deed dated as of September 24, 1997 among the Registrant and certain of its subsidiaries and Westpac Banking Corporation, incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-K report filed October 8, 1997.

  10.23 Stock Pledge dated as of September 24, 1997 between the Registrant and Westpac Banking Corporation, incorporated by reference to
            Exhibit 3.5 to the Registrant's Form 8- K report filed October 8, 1997.

  10.24 Form of Fixed and Floating Charge dated as of September 19, 1997 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.6 to the Registrant's Form 8-K report filed October 8, 1997.

  10.25 Corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc..

  21.00     Subsidiaries of Registrant

  23.00     Consent of Arthur Andersen LLP

  27.00     Financial Data Schedule

(b)  Reports on Form 8-K

          Registrant has filed no reports on Form 8-K during the last quarter of its 1998 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 14, 1998                       SIZZLER INTERNATIONAL, INC.

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

SIGNATURE                            TITLE                      DATE
---------                            -----                      ----

/s/ James A. Collins              Chairman of the Board         July 14, 1998
------------------------
James A. Collins

/s/ Peter H. Dailey               Director                      July 14, 1998
------------------------
Peter H. Dailey

/s/ Barry E. Krantz               Director                      July 14, 1998
------------------------
Barry E. Krantz

/s/ Phillip D. Matthews           Director                      July 14, 1998
-----------------------------
Phillip D. Matthews

/s/H. Wallace Merryman            Director                      July 14, 1998
-----------------------------
H. Wallace Merryman

/s/ Robert A. Muh                 Director                      July 14, 1998
-----------------------------
Robert A. Muh

/s/ Carol A. Scott, Ph.D.         Director                      July 14, 1998
-----------------------------
Carol A. Scott, Ph.D.

/s/Charles F. Smith               Director                      July 14, 1998
-----------------------------
Charles F. Smith


/s/ Ryan S. Tondro                Vice President and            July 14, 1998
-----------------------------     Chief Financial Officer
Ryan S. Tondro                    (principal financial and
                                  accounting officer)