Form 10-Q
period 1998-07-26
SIZZLER INTERNATIONAL INC
filed 1998-09-09
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10 - Q
     ---
     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     ---     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JULY 26, 1998

     ---
     | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     ---     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                (310) 568-0135
________________________________________________________________________________
             (Registrant's telephone number, including area code)



________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No
                       -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at August 31, 1998
----------------------------          --------------------------------------
COMMON STOCK $0.01 PAR VALUE                    28,823,249 SHARES

                         PART I. FINANCIAL INFORMATION


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)



ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                                                         July 26,             April 30,
                           ASSETS                                         1998                  1998
------------------------------------------------------------          -------------         -------------
                                                                       (Unaudited)            (Audited)


Current Assets:
    Cash and cash equivalents                                            $23,139                $21,167
    Receivables, net of reserves of $1,511 at
    July 26, 1998 and $2,608 at April 30, 1998                             3,001                  2,926
    Inventories                                                            4,107                  4,333
    Prepaid expenses and other current assets                              1,248                  1,281
------------------------------------------------------------            --------               --------
      Total current assets                                                31,495                 29,707
------------------------------------------------------------            --------               --------

Property and equipment, net                                               76,441                 79,210
Long-term notes receivable, net of reserves of $317
    at July 26, 1998 and $772 at April 30, 1998                            1,056                  1,268

Deferred income taxes                                                      3,439                  3,829
Intangible assets, net of accumulated amortization of
   $714 at July 26, 1998 and $696 at April 30, 1998                        2,103                  2,162

Other assets, net of accumulated amortization and reserves of
   $1 at July 26, 1998 and $1 at April 30, 1998                            3,262                  3,285
------------------------------------------------------------            --------               --------
    Total assets                                                        $117,796               $119,461
============================================================            ========               ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                        JULY 26,    APRIL 30,
    LIABILITIES AND STOCKHOLDERS' INVESTMENT              1998        1998
-----------------------------------------------------  ----------   ---------
                                                       (Unaudited)  (Audited)
Current Liabilities:
 Current portion of long-term debt                     $   5,508    $   5,764
 Accounts payable                                          9,369        7,753
 Other current liabilities                                10,331        9,562
 Income taxes payable                                      3,772        3,761
-----------------------------------------------------  ---------    ---------
   Total current liabilities                              28,980       26,840
-----------------------------------------------------  ---------    ---------

Long-term Liabilities:
 Long-term debt, net of current portion                   32,273       35,497
 Other liabilities                                        11,441       13,364
-----------------------------------------------------  ---------    ---------
   Total long-term liabilities                            43,714       48,861
-----------------------------------------------------  ---------    ---------

Stockholders' Investment:
 Capital stock-
  Preferred, authorized 1,000,000 shares, $5 par
   value; no shares issued                                     -            -
  Common, authorized 50,000,000 shares, $0.01 par value;
   outstanding 28,823,249 shares at July 26, 1998
   and 28,840,908 shares at April 30, 1998                   288          288
Additional paid-in-capital                               277,565      277,353
Accumulated deficit                                     (227,522)    (229,583)
Cumulative foreign currency translation adjustments       (5,229)      (4,298)
-----------------------------------------------------  ---------    ---------
   Total stockholders' investment                         45,102       43,760
-----------------------------------------------------  ---------    ---------

   Total liabilities and stockholders' investment      $ 117,796    $ 119,461
=====================================================  =========    =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE TWELVE WEEKS ENDED JULY 26, 1998 AND JULY 20, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      1998                 1997
--------------------------------------------------                -----------          ------------
                                                                             (Unaudited)
REVENUES
 Restaurants                                                        $50,733               $58,270
 Franchise operations                                                 1,845                 1,316
--------------------------------------------------                  -------               -------
 Total revenues                                                      52,578                59,586
--------------------------------------------------                  -------               -------
COSTS AND EXPENSES
 Cost of sales                                                       18,550                21,721
 Labor and related expenses                                          13,745                15,851
 Other operating expenses                                            10,604                11,837
 Depreciation and amortization                                        2,259                 2,819
 General and administrative expenses                                  4,267                 4,407
--------------------------------------------------                  -------               -------
 Total operating costs                                               49,425                56,635
--------------------------------------------------                  -------               -------
 Interest expense                                                       863                 1,379
 Investment income                                                     (166)                 (492)
--------------------------------------------------                  -------               -------
 Total costs and expenses                                            50,122                57,522
--------------------------------------------------                  -------               -------
INCOME BEFORE INCOME TAXES                                            2,456                 2,064
--------------------------------------------------                  -------               -------
Provision for income taxes                                              395                   577
--------------------------------------------------                  -------               -------
NET INCOME                                                          $ 2,061               $ 1,487
==================================================                  =======               =======

Basic and diluted earnings per share                                $  0.07               $  0.05
==================================================                  =======               =======

The accompanying notes are an integral part of these consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE WEEKS ENDED JULY 26, 1998 AND JULY 20, 1997
                                (IN THOUSANDS)

                                                               1998       1997
------------------------------------------------------------- -------   -------
                                                                 (Unaudited)

OPERATING ACTIVITIES
Net income                                                    $ 2,061   $ 1,487
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                                  2,259     2,819
 Deferred income taxes                                             63       -
 Provision for bad debts                                          160       200
 Other                                                            (25)      (29)
------------------------------------------------------------- -------   -------
                                                                4,518     4,477
Changes in operating assets and liabilities:
 Receivables                                                      (56)      362
 Inventories                                                      226       311
 Prepaid expenses and other current assets                         33       913
 Accounts payable                                               1,616      (398)
 Accrued liabilities                                             (215)   (4,937)
 Income taxes payable                                             286      (322)
------------------------------------------------------------- --------  -------
Net cash provided by operating activities                       6,408       406
------------------------------------------------------------- --------  -------
INVESTING ACTIVITIES
 Additions to property and equipment                           (2,106)   (1,511)
 Disposal of property and equipment                               399     5,178
 Other, net                                                      (120)      133
------------------------------------------------------------- --------  -------
Net cash provided by (used in) investing activities            (1,827)    3,800
------------------------------------------------------------- --------  -------
FINANCING ACTIVITIES
 Reduction of long-term debt                                   (1,660)      (82)
 Payment of allowed claims pursuant to
  the reorganization plan                                        (900)      -
 Other, net                                                       (49)      -
------------------------------------------------------------- --------  -------
Net cash used in financing activities                          (2,609)      (82)
------------------------------------------------------------- --------  -------
Net increase in cash and cash equivalents                       1,972     4,124
------------------------------------------------------------- --------  -------
Cash and cash equivalents at beginning of period               21,167    34,085
------------------------------------------------------------- --------  -------
Cash and cash equivalents at end of period                    $23,139   $38,209
============================================================= ========  =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                              AS OF JULY 26, 1998



1. The condensed consolidated financial statements have been prepared by Sizzler International, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In the opinion of management, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 annual report on Form 10-K.

2. During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share (EPS), which replaced the previously reported primary and fully-diluted EPS. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to the previously reported fully-diluted EPS. All EPS amounts for the periods presented have been restated to conform to the requirements of SFAS 128.

     The following table sets forth the computation of basic and diluted EPS:

                                                                             Twelve weeks ended
                                                                         --------------------------
                                                                           July 26,        July 20,
          In thousands, except EPS                                           1998            1997
                                                                             ----            ----
          Numerator for both basic and diluted EPS - Net income            $ 2,061          $ 1,487
                                                                           =======          =======
          Denominator:
            Denominator for basic EPS - weighted average
             shares of common stock outstanding                             28,832           28,901

            Effect of dilutive stock options                                    44                - (a)
                                                                           -------          -------
            Denominator for diluted EPS - adjusted
             weighted average shares outstanding                            28,876           28,901
                                                                           =======          =======
          Basic and diluted earnings per share                             $  0.07          $  0.05
                                                                           =======          =======

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

     The Company and its subsidiaries have paid approximately $76 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN RESULTS OF OPERATIONS TWELVE WEEKS ENDED JULY 26, 1998
--------------------------------------------------------------------------
VERSUS JULY 20, 1997
--------------------

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

The following chart shows the comparative Company-operated restaurant percentage change from the prior year.

                                             FISCAL YEAR 1998                  FY 1999
                                     -----------------------------------       -------
                                      QTR 1     QTR 2    QTR 3    QTR 4         QTR 1
                                      -----     -----    -----    -----         -----
SIZZLER
-------
 U.S.A -         Sales                -4.3%     0.6%      0.3%     2.2%          7.2%
                 Customers            -5.8%    -3.6%     -6.6%    -6.0%         -3.3%
                 Check Average         1.6%     4.3%      7.3%     8.6%         10.9%

 AUSTRALIA       Sales               -20.9%   -13.6%     -9.3%    -8.1%         -5.3%
 (Based on A$)   Customers           -22.5%   -17.8%    -13.3%   -15.2%         -5.7%
                 Check Average         2.1%     5.1%      4.6%     8.5%          0.5%

KFC              Sales                -2.8%    -3.1%     -0.4%     0.7%          1.3%
---              Customers            -8.5%    -7.3%     -6.6%    -4.1%         -4.3%
 (Based on A$)   Check Average         6.3%     4.5%      6.7%     5.0%          5.8%

On a comparative restaurant basis, average sales per restaurant are showing a positive trend. Sizzler U.S.A. improved from a negative 4.3 percent in the first quarter of fiscal 1998 to a positive increase of 7.2 percent in the first quarter of the current year. The positive results of the last four quarters reverses 27 consecutive quarters of decreases in comparable restaurant sales. Australian sales trends are also showing a definite improvement although the year over year percent change is still down. The check average has continued to increase in the U.S. reflecting the impact of the menu repositioning and a marketing strategy which minimizes the use of discounts.

Total revenues were $52.6 million for the first twelve weeks of fiscal 1999, which represents a decrease of $7.0 million, or 11.8 percent, compared to the first twelve weeks of the prior fiscal year. This decrease is primarily due to the closure of four Company-operated Sizzler restaurants and a net decrease of five franchised Sizzler restaurants, as well as an 18.8 percent decrease in the Australian dollar exchange rate. During the same period, the Company opened two and closed one KFC restaurant in Australia. Revenues increased domestically by $1.7 million or 7.4 percent. International revenues decreased by $8.7 million or
23.8 percent compared to the first twelve weeks of the prior year.

Earnings before interest and taxes and after allocated overhead, were $3.2 million for the first twelve weeks of fiscal 1999, an increase of $0.2 million compared to the prior year. International operations earnings before interest and taxes decreased less than $0.1 million. Domestically, earnings before interest, taxes and an increased share of corporate overhead, increased $0.2 million. Pretax income for the first twelve weeks of fiscal 1999 increased $0.4 million to $2.5 million or 4.7 percent of revenues. During the first twelve weeks of fiscal 1998, pretax income was $2.1 million or 3.5 percent of revenues.

INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 53.0 percent of consolidated revenues for the first twelve weeks of fiscal 1999. Revenues decreased $8.7 million or 23.8 percent compared to the prior year primarily due to an 18.8 percent decrease in the Australian dollar exchange rates and lower average sales. Since the first quarter of fiscal 1998, international operations had a net reduction of two Company-operated and a net increase of three franchised Sizzler restaurants. As of July 26, 1998, the international operation included 31 Company-operated, three joint ventured, and 50 franchised Sizzler restaurants and 98 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 5.3 percent and 5.7 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 0.5 percent. The KFC restaurants increased 1.3 percent in average restaurant sales and 5.8 percent in the average customer check reflecting price increases since the first quarter of the prior year. The average number of customers per restaurant decreased 4.3 percent

The Company's international franchise revenues decreased $0.3 million or 56.3 percent primarily due to the overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar. At July 26, 1998, there were 53 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 50 restaurants in six countries at July 20, 1997.

Earnings before interest and taxes were $1.5 million, a decrease of less than $0.1 million or 4.8 percent from the prior year.

DOMESTIC OPERATIONS
-------------------
Domestic restaurant operations accounted for 44.0 percent of the Company's consolidated revenues. Sales reflect an increase of $0.8 million or 3.7 percent to $23.2 million when compared to the prior year. At July 26, 1998, the number of domestic Company-operated restaurants was 66 versus 68 restaurants at July 20, 1997.

On a comparative restaurant basis, average sales per restaurant increased 7.2 percent and the average customer check increased 10.9 percent. The average customers per restaurant declined 3.3 percent.

Management is continuing its plan to revitalize the restaurant concept. The key components of the plan include: 1) continuing to upgrade the menu, focusing on redefining Sizzler as a popularly priced grill-based restaurant with a great salad bar; 2) improve restaurant operations; 3) implementing a new marketing strategy focused on new menu introductions and 4) refreshing restaurant facilities including new signage.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 3.0 percent of consolidated revenues. Compared to the prior year, revenues increased $0.9 million or 124.8 percent. The revenue increase reflects increased sales per restaurant in the current year and the impact of a temporary royalty abatement program in the prior year. As of July 26, 1998, the number of domestic franchised restaurants was 200, including 10 Latin American restaurants, versus 208 restaurants at July 20, 1997.

Domestically, earnings before interest and taxes improved $0.2 million to $1.5 million, from $1.3 million in the same period last year. This increase was due to increased sales combined with cost reductions.

CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 1.2 percentage points from the prior year. This decrease is primarily the result of lower payroll and related expenses, food costs and interest expense. Interest expense was $0.9 million in fiscal 1999 and $1.4 million in fiscal 1998.

The effective income tax rate decreased from 28.0 percent of pretax income in fiscal 1998 to 16.1 percent in fiscal 1999, primarily due to the utilization of loss carryforwards to offset domestic earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is net cash provided by operations which amounted to $6.4 million for the first twelve weeks of fiscal 1999 versus $0.4 million for the same period of the prior year.

The Company's working capital at July 26, 1998 was $2.5 million including cash and cash equivalents of $23.1 million. At April 30, 1998, working capital was $2.9 million.

TOTAL ASSETS / CAPITAL EXPENDITURES
-----------------------------------

At July 26, 1998, total assets were $117.8 million, a decrease of $1.7 million or 1.4 percent from April 30, 1998. Property and equipment represented approximately 64.9 percent of total assets at July 26, 1998 and 66.3 percent at April 30, 1998.

Capital expenditures were $2.1 million for the first twelve weeks of fiscal 1999, including new restaurant construction of $0.4 million and replacements of $1.7 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants and the development of the franchise system. Domestically, no new unit growth is planned in fiscal 1999. Instead, the Company will focus on the previously mentioned revitalization program.

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

YEAR 2000
---------

In fiscal 1998, the Company began a project to assess and modify its computer systems as necessary to ensure continued effective operations in the year 2000 ("Y2K") and beyond. A majority of the Company's computer systems has been outsourced to a service provider who has given assurances to the Company that its computer systems are Y2K compliant. The Company is currently working with its key vendors and suppliers to identify the nature and potential impact of issues presented by the Y2K problem in completing transactions with their businesses. The estimated cost of the Y2K project is not expected to be material. The Company expects completion of the Y2K project by May 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained herein are forward-looking statements which involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the seasonality of the Company's business, governmental regulations, and inflation.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES



                          PART II - OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a. On August 18, 1998 Sizzler International, Inc. held its annual meeting of stockholders.

b.  The following directors were elected as members of the Board at the Meeting:


                                  Term
                                 Expires       For        Withheld
                                 -------       ---        --------
James A. Collins                   2001     24,735,303     651,793
Peter H. Dailey                    2001     24,750,176     636,920
Charles F. Smith                   2001     24,751,042     636,054

The following directors' terms of office continued after the meeting.


                                  Term
                                 Expires
                                 -------
Barry E. Krantz                    2000
Phillip D. Matthews                1999
H. Wallace Merryman                2000
Robert A. Muh                      1999
Kevin W. Perkins                   2000
Carol A. Scott                     1999

c. Amendment to the Company's 1997 Employee Stock Incentive Plan was approved by the stockholders. 11,198,396 votes were cast in favor of the plan, 5,972,938 votes were cast against with 211,263 abstentions.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit 27 - Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SIZZLER INTERNATIONAL, INC.
                             Registrant



Date:  September 9, 1998     /s/James A. Collins
                             -------------------------------
                             James A. Collins
                             Chief Executive Officer



Date:  September 9, 1998     /s/Ryan S. Tondro
                             -------------------------------
                             Ryan S. Tondro
                             Vice President
                             (Principal Financial Officer)