Form 10-K405/A
period 1998-04-30
SIZZLER INTERNATIONAL INC
filed 1998-10-28
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          Amendment No. 1 to Form 10-K
(Mark one)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 1998 or
(_) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required) for the transition period from __ to __

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               95-4307254
  -------------------------------                ------------------
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

                                     NONE
                                --------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| YES  |_| NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1998, computed by reference to the closing sale price of such shares on such date was $67,190,827.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 1998, was 28,823,249.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The undersigned registrant hereby amends Exhibit 23 to its Annual Report on Form 10-K as set forth below:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 28, 1998             SIZZLER INTERNATIONAL, INC.

                                     By: /s/ James A. Collins
                                        ------------------------
                                             James A. Collins
                                        Chief Executive Officer


                                     By: /s/ Ryan S. Tondro
                                        -----------------------
                                             Ryan S.Tondro
                                             Vice President
                                        (Principal Financial Officer)