Form 10-Q
period 1998-10-18
SIZZLER INTERNATIONAL INC
filed 1998-11-24
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 18, 1998

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

                                 Yes    X        No ______
                                     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at November 20, 1998
---------------------------               ----------------------------------
COMMON STOCK $0.01 PAR VALUE                           28,803,828 SHARES

                         PART 1. FINANCIAL INFORMATION


                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                (IN THOUSANDS)


ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                                                 October 18,     April 30,
                         ASSETS                                     1998           1998
---------------------------------------------------------------  ----------      ---------
                                                                 (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                                        $ 17,832       $  21,167
  Receivables, net of reserves of $1,401 at
   October 18, 1998 and $2,608 at April 30, 1998                      3,560           2,926
  Inventories                                                         4,191           4,333
  Prepaid expenses and other current assets                           1,232           1,281
---------------------------------------------------------------    --------       ---------
     Total current assets                                            26,815          29,707
---------------------------------------------------------------    --------       ---------

Property and equipment, net                                          78,549          79,210

Long-term notes receivable, net of reserves of $507
 at October 18, 1998 and $772 at April 30, 1998                       1,182           1,268

Deferred income taxes                                                 3,562           3,829

Intangible assets, net of accumulated amortization of
 $761 at October 18, 1998 and $696 at April 30, 1998                  2,130           2,162

Other assets, net of accumulated amortization and reserves of
 $3 at October 18, 1998 and $1 at April 30, 1998                      2,176           3,285
---------------------------------------------------------------    --------       ---------
     Total assets                                                  $114,414       $ 119,461
===============================================================    ========       =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 October 18,             April 30,
       LIABILITIES AND STOCKHOLDERS' INVESTMENT                     1998                   1998
-----------------------------------------------------------     ------------           ------------
                                                                (Unaudited)             (Audited)
 Current Liabilities:
  Current portion of long-term debt                             $   5,656              $   5,764
  Accounts payable                                                  9,815                  7,753
  Other current liabilities                                         9,025                  9,562
  Income taxes payable                                              4,184                  3,761
-----------------------------------------------------------     ---------              ---------
     Total current liabilities                                     28,680                 26,840
-----------------------------------------------------------     ---------              ---------

 Long-term Liabilities:
  Long-term debt, net of current portion                           30,108                 35,497
  Other liabilities                                                 8,081                 13,364
-----------------------------------------------------------     ---------              ---------
     Total long-term liabilities                                   38,189                 48,861
-----------------------------------------------------------     ---------              ---------

 Stockholders' Investment:
  Capital stock -
   Preferred, authorized 1,000,000 shares, $5 par value;
    no shares issued                                                    -                      -
   Common, authorized 50,000,000 shares, $0.01 par value;
    outstanding 28,814,409 shares at October 18, 1998
    and 28,840,908 shares at April 30, 1998                           288                    288
  Additional paid-in capital                                      277,825                277,353
  Accumulated deficit                                            (225,918)              (229,583)
  Accumulated other comprehensive income -
   Foreign currency translation adjustments                        (4,650)                (4,298)
-----------------------------------------------------------     ---------              ---------
     Total stockholders' investment                                47,545                 43,760
-----------------------------------------------------------     ---------              ---------

     Total liabilities and stockholders' investment             $ 114,414              $ 119,461
===========================================================     =========              =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              TWENTY-FOUR WEEKS ENDED
                                              -------------------------
                                              OCTOBER 18,   OCTOBER 12,
                                                 1998          1997
------------------------------------------    -----------   -----------
                                                    (Unaudited)
REVENUES
 Restaurants                                  $ 99,706        $ 113,040
 Franchise operations                            3,886            3,053
------------------------------------------    --------        ---------
 Total revenues                                103,592          116,093
------------------------------------------    --------        ---------
COSTS AND EXPENSES
 Cost of sales                                  36,521           42,288
 Labor and related expenses                     27,188           30,798
 Other operating expenses                       21,188           23,682
 Depreciation and amortization                   4,411            5,750
 General and administrative expenses             8,500            8,208
------------------------------------------    --------        ---------
 Total operating costs                          97,808          110,726
------------------------------------------    --------        ---------
 Interest expense                                1,704            2,485
 Investment income                                (360)            (727)
------------------------------------------    --------        ---------
 Total costs and expenses                       99,152          112,484
------------------------------------------    --------        ---------
INCOME BEFORE INCOME TAXES                       4,440            3,609
------------------------------------------    --------        ---------
Provision for income taxes                         775            1,346
------------------------------------------    --------        ---------
NET INCOME                                    $  3,665        $   2,263
==========================================    ========        =========

Basic and diluted earnings per share          $   0.13        $    0.08
==========================================    ========        =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  TWELVE WEEKS ENDED
                                               ------------------------
                                               OCTOBER 18,  OCTOBER 12,
                                                  1998          1997
--------------------------------------------   -----------  -----------
                                                      (Unaudited)
REVENUES
 Restaurants                                    $ 48,973      $ 54,770
 Franchise operations                              2,041         1,737
--------------------------------------------    --------      --------
 Total revenues                                   51,014        56,507
--------------------------------------------    --------      --------
COSTS AND EXPENSES
 Cost of sales                                    17,971        20,567
 Labor and related expenses                       13,443        14,947
 Other operating expenses                         10,584        11,845
 Depreciation and amortization                     2,152         2,931
 General and administrative expenses               4,233         3,801
--------------------------------------------    --------      --------
 Total operating costs                            48,383        54,091
--------------------------------------------    --------      --------
 Interest expense                                    841         1,106
 Investment income                                  (194)         (235)
--------------------------------------------    --------      --------
 Total costs and expenses                         49,030        54,962
--------------------------------------------    --------      --------
INCOME BEFORE INCOME TAXES                         1,984         1,545
--------------------------------------------    --------      --------
Provision for income taxes                           380           769
--------------------------------------------    --------      --------
NET INCOME                                      $  1,604      $    776
============================================    ========      ========

Basic and diluted earnings per share            $   0.06      $   0.03
============================================    ========      ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                       TWENTY-FOUR WEEKS ENDING
                                                       -------------------------
                                                       OCTOBER 18,   OCTOBER 12,
                                                           1998         1997
------------------------------------------------------ -----------   -----------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                                $ 3,665       $ 2,263
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            4,411         5,750
   Deferred income taxes                                      134             -
   Provision for bad debts                                     37           360
   Other                                                       55            47
Changes in operating assets and liabilities:
   Receivables                                               (619)          729
   Inventories                                                142           330
   Prepaid expenses and other current assets                   49           526
   Accounts payable                                         2,062        (2,701)
   Accrued liabilities                                     (2,756)       (1,877)
   Income taxes payable                                       577           441
------------------------------------------------------    -------       -------
Net cash provided by operating activities                   7,757         5,868
------------------------------------------------------    -------       -------
INVESTING ACTIVITIES
   Additions to property and equipment                     (4,710)       (3,563)
   Disposal of property and equipment                       1,313        22,895
   Other, net                                              (1,879)       (3,919)
------------------------------------------------------    -------       -------
Net cash provided by (used in) investing activities        (5,276)       15,413
------------------------------------------------------    -------       -------
FINANCING ACTIVITIES
   Issuance of long-term debt                                   -        46,895
   Reduction of long-term debt                             (2,000)         (141)
   Payment of allowed claims pursuant to
    the reorganization plan                                (3,769)      (69,075)
   Other, net                                                 (47)            -
------------------------------------------------------    -------       -------
Net cash used in financing activities                      (5,816)      (22,321)
------------------------------------------------------    -------       -------
Net decrease in cash and cash equivalents                  (3,335)       (1,040)
------------------------------------------------------    -------       -------
Cash and cash equivalents at beginning of period           21,167        34,085
------------------------------------------------------    -------       -------
Cash and cash equivalents at end of period                $17,832       $33,045
======================================================    =======       =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 18, 1998

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

     The following table sets forth the computation of basic and diluted EPS:

                                                            Twelve weeks ended       Twenty-four weeks ended
                                                            ----------------------- -------------------------
                                                            October 18, October 12,  October 18, October 12,

     In thousands, except EPS                                 1998        1997         1998         1997
                                                              ----        ----         ----         ----
     Numerator for basic and diluted EPS - Net Income       $ 1,604     $   776      $ 3,665      $ 2,263
                                                            -------     -------      -------      -------

     Denominator:
      Denominator for basic EPS weighted average
       shares of common stock outstanding                    28,822      28,855       28,827       28,878
     Effect of dilutive stock options                            34           3           39            2
                                                            -------     -------      -------      -------
     Denominator for diluted EPS - adjusted
       weighted average shares outstanding                   28,856      28,858       28,866       28,880
                                                            -------     -------      -------      -------

     Basic and diluted earnings per share                   $  0.06     $  0.03      $  0.13      $  0.08
                                                            -------     -------      -------      -------

3. During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows:

                                              Twelve weeks ended          Twenty-four weeks ended
                                            -----------------------      -------------------------
                                            October 18, October 12,      October 18,   October 12,

     In thousands                              1998       1997             1998          1997
                                               ----       ----             ----          ----
     Net Income                             $   1,604    $   776         $   3,665      $  2,263
     Currency translation adjustment              579     (1,692)             (352)       (4,868)
                                            ---------    -------         ---------      --------
     Total comprehensive income (loss)        $ 2,183    $  (916)        $   3,313      $ (2,605)
                                            =========    =======         =========      ========

4. On June 2, 1996, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection through a Chapter 11 proceeding. On June 2, 1996, the Company and four subsidiaries, Sizzler Restaurants International, Inc. ("SRI"), Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. (Tenly"), and Collins Properties, Inc. ("CPI"), became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court of the Central District of California (the "Bankruptcy Court") under Chapter 11 of the federal bankruptcy code.

     On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

     The Company and its subsidiaries have paid approximately $79 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS TWELVE WEEKS ENDED OCTOBER 18, 1998
-----------------------------------------------------------------------------
VERSUS OCTOBER 12, 1997
-----------------------

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

The following chart shows the comparative Company-operated restaurant percentage change from the prior year.

                                                      FY 1998                                 FY 1999
                                        ---------------------------------------      ------------------------
                                           QTR 1    QTR 2    QTR 3    QTR 4              QTR 1     QTR 2
                                           -----    -----    -----    -----              -----     -----
SIZZLER
-------
 U.S.A. -      Sales                       -4.3%     0.6%     0.3%     2.2%               7.2%       7.4%
               Customers                   -5.8%    -3.6%    -6.6%    -6.0%              -3.3%      -1.7%

 AUSTRALIA     Sales                      -20.9%   -13.6%    -9.3%    -8.1%              -5.3%      -0.3%
 (Based on A$) Customers                  -22.5%   -17.8%   -13.3%   -15.2%              -5.7%      -1.8%

KFC            Sales                       -2.8%    -3.1%    -0.4%     0.7%               1.3%      -0.8%
---
 (Based on A$) Customers                   -8.5%    -7.3%    -6.6%    -4.1%              -4.3%      -5.0%

On a comparative restaurant basis, average sales per restaurant are showing a very positive trend. Sizzler U.S.A. improved from 0.6 percent in the second quarter of fiscal 1998 to an increase of 7.4 percent in the second quarter of the current year. The positive results of the last five quarters reverses 27 consecutive quarters of decreases in comparable restaurant sales. Australian sales trends are also showing a definite improvement although the year over year percent change is still slightly down. The check average and margin per guest has continued to increase in the U.S. reflecting the impact of the menu repositioning and a marketing strategy which minimizes the use of discounts.

INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 53.0 percent of consolidated revenues for the second quarter of fiscal 1999. Revenues decreased $7.2 million or 21.0 percent compared to the prior year primarily due to an 18.7 percent decrease in the Australian dollar exchange rates and lower average sales. Since the second quarter of fiscal 1998, international operations had a net reduction of one Company-operated and a net increase of one franchised Sizzler restaurant. As of October 18, 1998, the international operation included 31 Company-operated, three joint ventured, and 50 franchised Sizzler restaurants and 99 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 0.3 percent and 1.8 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 1.6 percent. The KFC restaurants decreased 0.8 percent in average restaurant sales and 5.0 percent in the average number of customers. The average customer check increased 4.5 percent, reflecting price increases and promotions of family meals and upsizing of combos.

The Company's international franchise revenues decreased $0.3 million or 55.1 percent primarily due to the overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar. At October 18, 1998, there were 53 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 52 restaurants in six countries at October 12, 1997.

Earnings before interest, taxes and parent company overhead were $1.9 million, an increase of $0.1 million or 6.6 percent from the prior year.

DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 43.6 percent of the Company's consolidated revenues. Sales reflect an increase of $1.1 million or 5.0 percent to $22.2 million when compared to the prior year. At October 18, 1998, the number of domestic Company-operated restaurants was 66 versus 67 restaurants at October 12, 1997.

On a comparative restaurant basis, average sales per restaurant increased 7.4 percent and the average customer check increased 9.2 percent. The average customers per restaurant declined 1.7 percent. Gross margins per guest increased by 16.8 percent reflecting the impact of the menu repositioning program and current marketing strategy.

Management is continuing its plan to revitalize the restaurant concept. There are three major initiatives underway designed to complete the repositioning of the Sizzler concept away from a lower margin buffet positioning to a mid-scale steakhouse featuring high quality and high value entrees. The first of these is a test: a new higher-quality fresh fruit and salad bar, designed to be either a light lunch entree option or an add on to a grilled entree at dinner. Secondly, we are also testing a new service system designed to improve the guest's dining experience, making it consistent with higher quality, higher value menu offerings that have been introduced as part of the repositioning. The system would allow Sizzler restaurants to offer customers new appetizer, beverage and dessert selections and the ability to pay after their dining experience. Thirdly, work has begun on a new Sizzler prototype restaurant, which will be the basis for any future remodeling of the current Sizzler system as well as for future growth of Sizzler restaurants in the U.S.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 3.4 percent of consolidated revenues. Compared to the prior year, revenues increased $0.7 million or 59.2 percent. The revenue increase reflects increased sales per restaurant in the current year and the impact of a temporary royalty abatement program in the prior year. As of October 18, 1998, the number of domestic franchised restaurants was 198, including 10 Latin American restaurants, versus 203 restaurants at October 12, 1997.

Domestically, earnings before interest, taxes and parent company allocation were $2.1 million, an increase of $0.3 million or 19.2 percent from the prior year.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 1.2 percentage points from the prior year. This decrease is primarily the result of lower food costs, depreciation and amortization and interest expense. Interest expense declined to $0.8 million in fiscal 1999 from $1.1 million in fiscal 1998, primarily due to the refinancing of debt.

The effective income tax rate decreased from 49.8 percent of pretax income in fiscal 1998 to 19.2 percent in fiscal 1999, primarily due to the utilization of loss carryforwards to offset domestic earnings.


MATERIAL CHANGES IN RESULTS OF OPERATIONS TWENTY-FOUR WEEKS ENDED OCTOBER 18,
-----------------------------------------------------------------------------
1998 VERSUS OCTOBER 12, 1997
----------------------------

INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 53.0 percent of consolidated revenues for the first twenty-four weeks of fiscal 1999. Revenues of $54.9 million reflected a decrease of $16.0 million or 22.5 percent compared to the prior year. This decrease was primarily due to an 18.7 percent decrease in the Australian dollar exchange rates and lower average sales. Since the second quarter of fiscal 1998, international operations had a net reduction of one Company-operated and a net increase of one franchised Sizzler restaurant. As of October 18, 1998, the international operation included 31 Company-operated, three joint ventured, and 50 franchised Sizzler restaurants and 99 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 2.8 percent and 3.8 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 1.0 percent. The KFC restaurants increased 0.2 percent in average restaurant sales and 5.1 percent in the average customer check reflecting price increases and promotions of family meals and upsizing combos. The average number of customers per restaurant decreased 4.6 percent

The Company's international franchise revenues decreased $0.7 million or 58.0 percent primarily due to the overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar. At October 18, 1998, there were 53 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 52 restaurants in six countries at October 12, 1997.

Earnings before interest, taxes and parent company overhead were $4.0 million, an increase of less than $0.1 million or 1.7 percent from the prior year.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 43.8 percent of the Company's consolidated revenues. Sales reflect an increase of $1.9 million or 4.3 percent to $45.4 million when compared to the prior year. At October 18, 1998, the number of domestic Company-operated restaurants was 66 versus 67 restaurants at October 12, 1997.

On a comparative restaurant basis, average sales per restaurant increased 7.3 percent and the average customer check increased 10.1 percent. The average customers per restaurant declined 2.6 percent. Gross margins per guest increased to $5.57 in fiscal 1999 from $4.94 in fiscal 1998.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 3.2 percent of consolidated revenues. Revenues of $3.3 million, when compared to the prior year, increased $1.6 million or 92.0 percent. The revenue increase reflects increased sales per restaurant in the current year and the impact of a temporary royalty abatement program in the prior year. As of October 18, 1998, the number of domestic franchised restaurants was 198, including 10 Latin American restaurants, versus 203 restaurants at October 12, 1997.

Domestically, earnings before interest, taxes and parent company allocation increased $1.3 million to $4.7 million, from $3.4 million in the same period last year.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 1.2 percentage points from the prior year. This decrease is primarily the result of lower food costs and interest expense. Interest expense declined to $1.7 million in fiscal 1999 from $2.5 million in fiscal 1998, primarily due to the refinancing of debt.

The effective income tax rate decreased from 37.3 percent of pretax income in fiscal 1998 to 17.5 percent in fiscal 1999, primarily due to the utilization of loss carryforwards to offset domestic earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is net cash provided by operations which amounted to $7.8 million for the first twenty-four weeks of fiscal 1999 versus $5.9 million for the same period of the prior year.

The Company's working capital at October 18, 1998 was negative $1.9 million including cash and cash equivalents of $17.8 million. At April 30, 1998, working capital was $2.9 million.

TOTAL ASSETS / CAPITAL EXPENDITURES
-----------------------------------

At October 18, 1998, total assets were $114.4 million, a decrease of $5.0 million or 4.2 percent from April 30, 1998. Property and equipment represented approximately 68.7 percent of total assets at October 18, 1998 and 66.3 percent at April 30, 1998.

Capital expenditures were $4.7 million for the first twenty-four weeks of fiscal 1999, including new restaurant construction of $0.9 million and replacements of $3.8 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants and the development of the franchise system. Domestically, no new unit growth is planned in fiscal 1999. Instead, the Company will focus on the previously mentioned revitalization program.


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


YEAR 2000
---------

Many computerized systems and microprocessors that are embedded in a variety of products used by the Company have the potential for operational problems if they are unable to process information containing dates beginning in the year 2000. We have established a comprehensive program to identify and remediate potential Year 2000 problems in our information and non-information technology systems with embedded technology applications. The Company expects that all mission-critical systems will be Year 2000 compliant prior to the end of the 1999 calendar year.

The phases of our plan - inventory, assessment, remediation, testing, implementation and contingency planning are expected not to have a material impact on our financial statements. Several information technology projects that were previously planned have been accelerated due to the potential Year 2000 problem. The majority of the costs include the replacement of hardware already coming off of lease in calendar 1999 will be funded through new lease agreements. A majority of the Company's other computer systems have been outsourced to a service provider who has given assurances to the Company that its computer systems are Year 2000 compliant. This compliance will be tested in the following months.

The inventory and assessment phases of the project are still underway but are expected to be substantially completed by the end of 1998. The remaining phases of the project are expected to be completed by the third quarter in 1999.

We have identified key suppliers and other third-party relationships and are in the process of assessing their readiness for the Year 2000. Contingency plans will be developed for suppliers that we believe have risks after assessing their responses.

The Company does not anticipate significant disruption of its business as a result of the Year 2000 issue. However, there is uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to the Company's operations. For example, lack of readiness by electrical and water utilities or other providers of general infrastructure could have a material adverse affect on our results of operations, financial condition and cash flows.


FORWARD-LOOKING STATEMENTS
--------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. These risks include, but are not limited to, changes in global and local business and economic conditions; consumer preferences, spending patterns and demographic trends; food, labor and other operating costs; availability and cost of land and construction; currency exchange rates; and other risks outside the control of the Company referred to in the Company's registration statement and periodic reports filed with the Securities and Exchange Commission.

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



                              SIZZLER INTERNATIONAL, INC.
                              Registrant



Date:  November 24, 1998      /s/ James A. Collins
                              --------------------------------------------
                              James A. Collins
                              Chief Executive Officer



Date:  November 24, 1998      /s/ Ryan S. Tondro
                              --------------------------------------
                              Ryan S. Tondro
                              Vice President
                              (Principal Financial Officer)