Form 10-Q
period 1999-02-07
SIZZLER INTERNATIONAL INC
filed 1999-03-19
CIK 870760

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended February 7, 1999

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

                         Yes    X        No ______
                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at March 19, 1999
-------------------------------             ----------------------------------
Common Stock $0.01 Par Value                    28,803,828 shares

                       PART I. FINANCIAL INFORMATION



                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


ITEM 1. FINANCIAL STATEMENTS
----------------------------




                                                                           February 7,        April 30,
                              ASSETS                                          1999              1998
-----------------------------------------------------------------         ------------        ------------
                                                                           (Unaudited)        (Audited)
Current Assets:
  Cash and cash equivalents                                                 $ 16,609          $ 21,167
  Receivables, net of reserves of $1,501 at
   February 7, 1999 and $2,608 at April 30, 1998                               3,182             2,926

  Inventories                                                                  4,401             4,333
  Prepaid expenses and other current assets                                    1,223             1,281
-----------------------------------------------------------------           --------          --------
     Total current assets                                                     25,415            29,707
-----------------------------------------------------------------           --------          --------

Property and equipment, net                                                   78,724            79,210

Long-term notes receivable, net of reserves of $508
  at February 7, 1999 and $772 at April 30, 1998                               1,534             1,268

Deferred income taxes                                                          3,878             3,829

Intangible assets, net of accumulated amortization of
  $815 at February 7, 1999 and $696 at April 30, 1998                          2,123             2,162

Other assets, net of accumulated amortization and reserves of
  $4 at February 7, 1999 and $1 at April 30, 1998                              1,906             3,285
-----------------------------------------------------------------           --------          --------
     Total assets                                                           $113,580          $119,461
=================================================================           ========          ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)-




                                                                                              February 7,               April 30,
                     LIABILITIES AND STOCKHOLDERS' INVESTMENT                                   1999                      1998
--------------------------------------------------------------------------------------      --------------           ------------
                                                                                             (Unaudited)               (Audited)
Current Liabilities:
  Current portion of long-term debt                                                          $   5,802                $   5,764
  Accounts payable                                                                               8,686                    7,753
  Other current liabilities                                                                      8,979                    9,562
  Income taxes payable                                                                           5,101                    3,761
--------------------------------------------------------------------------------------       ---------                ---------
     Total current liabilities                                                                  28,568                   26,840
--------------------------------------------------------------------------------------       ---------                ---------

Long-term Liabilities:
  Long-term debt, net of current portion                                                        29,683                   35,497
  Other liabilities                                                                              5,702                   13,364
--------------------------------------------------------------------------------------       ---------                ---------
     Total long-term liabilities                                                                35,385                   48,861
--------------------------------------------------------------------------------------       ---------                ---------

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                                -                        -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 28,803,828 shares at February 7, 1999
     and 28,840,908 shares at April 30, 1998                                                       288                      288
  Additional paid-in capital                                                                   278,140                  277,353
  Accumulated deficit                                                                         (224,706)                (229,583)
  Accumulated other comprehensive income -
    Foreign currency translation adjustments                                                    (4,095)                  (4,298)
--------------------------------------------------------------------------------------       ---------                ---------
     Total stockholders' investment                                                             49,627                   43,760
--------------------------------------------------------------------------------------       ---------                ---------

     Total liabilities and stockholders' investment                                          $ 113,580                $ 119,461
=======================================================================================      =========                =========
The accompanying notes are an integral part of these consolidated condensed financial statements.


                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             FORTY WEEKS ENDED
                                                                             ----------------------------------------------
                                                                                 FEBRUARY 7,                 FEBRUARY 1,
                                                                                    1999                        1998
                                                                             ----------------               --------------
                                                                                                (Unaudited)
Revenues
 Restaurants                                                                        $165,853                   $181,351
 Franchise operations                                                                  5,841                      4,815
--------------------------------------------------------------------                --------                   --------
 Total revenues                                                                      171,694                    186,166
--------------------------------------------------------------------                --------                   --------

Costs and Expenses
 Cost of sales                                                                        61,249                     68,205
 Labor and related expenses                                                           45,568                     49,696
 Other operating expenses                                                             36,426                     38,490
 Depreciation and amortization                                                         7,459                      9,180
 General and administrative expenses                                                  12,728                     12,518
--------------------------------------------------------------------                --------                   --------
 Total operating costs                                                               163,430                    178,089
--------------------------------------------------------------------                --------                   --------
 Interest expense                                                                      2,656                      4,078
 Investment income                                                                      (577)                      (997)
--------------------------------------------------------------------                --------                   --------
 Total costs and expenses                                                            165,509                    181,170
--------------------------------------------------------------------                --------                   --------
Income before income taxes                                                             6,185                      4,996
--------------------------------------------------------------------                --------                   --------
Provision for income taxes                                                             1,308                      1,978
--------------------------------------------------------------------                --------                   --------
Net income                                                                          $  4,877                   $  3,018
====================================================================                ========                   ========

Basic and diluted earnings per share                                                   $0.17                      $0.11
===================================================================                 ========                   ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            SIXTEEN WEEKS ENDED
                                                                         ---------------------------------------------------
                                                                                  FEBRUARY 7,                  FEBRUARY 1,
                                                                                    1999                        1998
                                                                         ----------------------      -----------------------
                                                                                               (Unaudited)
Revenues
 Restaurants                                                                        $66,147                      $68,311
 Franchise operations                                                                 1,955                        1,762
----------------------------------------------------------------------              -------                      -------
 Total revenues                                                                      68,102                       70,073
----------------------------------------------------------------------              -------                      -------
Costs and Expenses
 Cost of sales                                                                       24,728                       25,917
 Labor and related expenses                                                          18,380                       18,898
 Other operating expenses                                                            15,238                       14,808
 Depreciation and amortization                                                        3,048                        3,430
 General and administrative expenses                                                  4,228                        4,310
----------------------------------------------------------------------              -------                      -------
 Total operating costs                                                               65,622                       67,363
----------------------------------------------------------------------              -------                      -------
 Interest expense                                                                       952                        1,593
 Investment income                                                                     (217)                        (270)
----------------------------------------------------------------------              -------                      -------
 Total costs and expenses                                                            66,357                       68,686
----------------------------------------------------------------------              -------                      -------
Income before income taxes                                                            1,745                        1,387
----------------------------------------------------------------------              -------                      -------
Provision for income taxes                                                              533                          632
----------------------------------------------------------------------              -------                      -------
Net income                                                                          $ 1,212                      $   755
======================================================================              =======                      =======


Basic and diluted earnings per share                                                  $0.04                        $0.03
======================================================================              =======                      =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                     FORTY WEEKS ENDING
                                                                                  ------------------------------------------------
                                                                                        FEBRUARY 7,                  FEBRUARY 1,
                                                                                          1999                         1998
                                                                                  ------------------               ---------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                                                            $  4,877                     $  3,018
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                         7,459                        9,180
   Deferred income taxes                                                                   218                            -
   Provision for bad debts                                                                 229                          501
   Other                                                                                   103                         (346)
Changes in operating assets and liabilities:
   Receivables                                                                            (779)                         376
   Inventories                                                                             (68)                         793
   Prepaid expenses and other current assets                                                58                        1,235
   Accounts payable                                                                        933                       (4,068)
   Accrued liabilities                                                                  (3,194)                      (6,990)
   Income taxes payable                                                                    937                        1,272
------------------------------------------------------------                          --------                     --------
Net cash provided by operating activities                                               10,773                        4,971
------------------------------------------------------------                          --------                     --------
INVESTING ACTIVITIES
   Additions to property and equipment                                                  (6,451)                      (5,767)
   Proceeds from disposal of property and equipment                                      2,192                       24,292
   Other, net                                                                             (443)                      (1,919)
------------------------------------------------------------                          --------                     --------
Net cash provided by (used in) investing activities                                     (4,702)                      16,606
------------------------------------------------------------                          --------                     --------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                                -                       46,895
   Reduction of long-term debt                                                          (5,556)                      (2,992)
   Payment of allowed claims pursuant to
     the reorganization plan                                                            (5,007)                     (72,613)
   Other, net                                                                              (66)                           -
------------------------------------------------------------                          --------                     --------
Net cash used in financing activities                                                  (10,629)                     (28,710)
------------------------------------------------------------                          --------                     --------
Net decrease in cash and cash equivalents                                               (4,558)                      (7,133)
------------------------------------------------------------                          --------                     --------
Cash and cash equivalents at beginning of period                                        21,167                       34,085
------------------------------------------------------------                          --------                     --------
Cash and cash equivalents at end of period                                            $ 16,609                     $ 26,952
============================================================                          ========                     ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF FEBRUARY 7, 1999



1.   General:

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

2.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:


                                                               Sixteen weeks ended                  Forty weeks ended
                                                         --------------------------------    ---------------------------------
                                                           February 7,     February 1,          February 7,     February 1,
In thousands, except EPS                                      1999            1998                1999             1998
                                                         ------------   --------------       -------------   --------------

Numerator for basic and diluted EPS - Net income              $ 1,212          $   755             $ 4,877          $ 3,018
                                                              =======          =======             =======          =======

Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding                           28,805           28,851              28,819           28,869

 Effect of dilutive stock options                                  64                9                  57                4
                                                              -------          -------             -------          -------

 Denominator for diluted EPS - adjusted
  weighted average shares outstanding                          28,869           28,860              28,876           28,873
                                                              =======          =======             =======          =======

Basic and diluted earnings per share                          $  0.04          $  0.03             $  0.17          $  0.11
                                                              =======          =======             =======          =======

3.   Comprehensive Income:

     Total comprehensive income is summarized as follows:

                                                              Sixteen weeks ended                    Forty weeks ended
                                                     ---------------------------------     ----------------------------------
                                                         February 7,      February 1,          February 7,       February 1,
In thousands                                                1999             1998                  1999             1998
                                                        -------------   ---------------       --------------   ---------------

Net income                                                     $1,212          $   755               $4,877           $ 3,018
Currency translation adjustment                                   555           (1,372)                (203)           (6,240)
                                                               ------          -------               ------           -------
Total comprehensive income (loss)                              $1,767          $  (617)              $4,674           $(3,222)
                                                               ======          =======               ======           =======


4.   Restructuring Strategy:

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

     The Company and its subsidiaries have paid approximately $80 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities were reclassified from "Liabilities subject to compromise under reorganization proceedings" to the appropriate liability captions of the consolidated balance sheet.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS SIXTEEN WEEKS ENDED FEBRUARY 7, 1999
------------------------------------------------------------------------------
VERSUS FEBRUARY 1, 1998
-----------------------

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

The following table shows the comparative Company-operated restaurant percentage change from the prior year.

                                                    FY 1998                                FY 1999
                                   -----------------------------------------------------------------------
                                       QTR 1     QTR 2     QTR 3     QTR 4        QTR 1     QTR 2     QTR 3
                                      -------   -------   -------   -------      -------   -------   -------
SIZZLER
-------
  U.S.A. -                Sales        (4.3%)     0.6%      0.3%      2.2%         7.2%      7.4%      6.5%
                          Customers    (5.8%)    (3.6%)    (6.6%)    (6.0%)       (3.3%)    (1.7%)    (0.5%)

  AUSTRALIA               Sales       (20.9%)   (13.6%)    (9.3%)    (8.1%)       (5.3%)    (0.3%)     2.2%
   (Based on A$)          Customers   (22.5%)   (17.8%)   (13.3%)   (15.2%)       (5.7%)    (1.8%)    (2.0%)

KFC                       Sales        (2.8%)    (3.1%)    (0.4%)     0.7%         1.3%     (0.8%)    (1.2%)
---
   (Based on A$)          Customers    (8.5%)    (7.3%)    (6.6%)    (4.1%)       (4.3%)    (5.0%)    (4.6%)

On a comparative restaurant basis, Sizzler average sales per restaurant are showing a positive trend. Sizzler U.S.A. improved from 0.3 percent in the third quarter of fiscal 1998 to 6.5 percent in the third quarter of the current year. The positive results of the last six quarters reverses 27 consecutive quarters of decreases in comparable restaurant sales. Check averages and margins per guest have continued to increase in the U.S. reflecting the impact of the menu repositioning and a marketing strategy which minimizes the use of discounts. Australian sales trends are also showing a significant improvement although the percent change in customer counts is slightly down. KFC sales per restaurant and customer count decreased 1.2 percent and 4.6 percent respectively, reflecting the heavy discount programs offered by the competition during the period.


INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 58.1 percent of consolidated revenues for the third quarter of fiscal 1999. Revenues decreased $3.5 million or 8.2 percent compared to the prior year primarily due to a 7.4 percent decrease in the Australian dollar exchange rates and lower average KFC sales partially offset by higher Sizzler sales. Since the third quarter of fiscal 1998, international operations had a net reduction of one Company-operated and three franchised Sizzler restaurants. As of February 7, 1999, the international operation included 31 Company-operated, three joint ventured, and 50 franchised Sizzler restaurants and 100 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and the average guest check increased 2.2 percent and 4.3 percent, respectively, even though the casual dining market is increasingly competitive. Customer count decreased 2.0 percent. The KFC restaurants decreased 1.2 percent in average restaurant sales and 4.6 percent in the average number of customers due to increased competition in the fast food market. The average customer check increased 3.6 percent which continues to reflect price increases, promotion of family meals and offering larger portion meals.

The Company's international franchise revenues decreased $0.1 million or 20.9 percent primarily due to the overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar. At February 7, 1999, there were 50 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 53 restaurants in six countries at February 1, 1998.

Earnings before interest, taxes and parent company overhead were $2.8 million, a decrease of $0.4 million or 13.2 percent from the prior year.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 39.6 percent of the Company's consolidated revenues. Sales reflect an increase of $1.3 million or 4.9 percent to $26.9 million when compared to the prior year. There were 66 domestic Company-operated restaurants at February 7, 1999 and February 1, 1998.

On a comparative restaurant basis, average sales per restaurant increased 6.5 percent and the average customer check increased 7.0 percent. These improvements are primarily due to signage and facility upgrades completed during the current fiscal year, and the menu repositioning. The average customers per restaurant declined 0.5 percent. Gross margins per guest increased by 5.5 percent reflecting the impact of the menu repositioning program and current marketing strategy.

Management is continuing its plan to revitalize the restaurant concept. There are three major initiatives underway designed to complete the repositioning of the Sizzler concept away from the lower margin buffet positioning back to a mid-scale family steakhouse featuring high quality and high value entrees. The first of these is a test: a new higher-quality fresh fruit and salad bar, designed to be either a light lunch entree option or an add on to a grilled entree at dinner. Secondly, we are also testing a new service system designed to improve the guest's dining experience, making it consistent with higher quality, higher value menu offerings that have been introduced as part of the repositioning. Thirdly, work has begun on a new Sizzler prototype restaurant, which will be the basis for future remodeling of the current Sizzler system as well as for future growth of Sizzler restaurants in the U.S.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.3 percent of consolidated revenues. Compared to the prior year, revenues increased $0.3 million or 22.7 percent. The revenue increase reflects increased sales per restaurant in the current year and the impact of a temporary royalty abatement program in the prior year. As of February 7, 1999, the number of domestic franchised restaurants was 199, including 12 Latin American restaurants, versus 199 restaurants including 11 Latin American restaurants at February 1, 1998.

Domestic earnings before interest, taxes and parent company allocation were $1.5 million, an increase of $0.6 million or 60.2 percent from the prior year.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 0.6 percentage points from the prior year. This decrease is primarily the result of lower food costs, depreciation and amortization and interest expense. Interest expense declined to $1.0 million in fiscal 1999 from $1.6 million in fiscal 1998, primarily due to debt repayment.

The effective income tax rate decreased from 45.6 percent of pretax income in fiscal 1998 to 30.5 percent in fiscal 1999, primarily due to the utilization of loss carryforwards to offset domestic earnings.


MATERIAL CHANGES IN RESULTS OF OPERATIONS FORTY WEEKS ENDED FEBRUARY 7, 1999
----------------------------------------------------------------------------
VERSUS FEBRUARY 1, 1998
-----------------------

INTERNATIONAL OPERATIONS
------------------------

International operations generated approximately 55.0 percent of consolidated revenues for the first forty weeks of fiscal 1999. Revenues of $94.4 million reflected a decrease of $19.5 million or 17.1 percent compared to the prior year. This decrease was primarily due to a 14.5 percent decrease in the Australian dollar exchange rates and lower average sales. Since the third quarter of fiscal 1998, international operations had a net reduction of one Company-operated and a net increase of three franchised Sizzler restaurants. As of February 7, 1999, the international operation included 31 Company-operated, three joint ventured, and 47 franchised Sizzler restaurants and 100 KFC restaurants.

On a comparative restaurant basis, sales in Australian dollars for Company-operated Sizzler restaurants and customer counts decreased 0.8 percent and 3.1 percent, respectively, due to the increasingly competitive casual dining market. The average guest check increased 2.4 percent. The KFC restaurants decreased 0.4 percent in average restaurant sales and 4.6 percent in the average number of customers per restaurant due to increased competition in the fast food market. The average customer check increased 4.5 percent

The Company's international franchise revenues decreased $0.9 million or 48.2 percent primarily due to the overall economic turmoil and weakening of local currencies throughout much of Asia against the U.S. dollar. At February 7, 1999, there were 50 international franchised and joint-ventured Sizzler restaurants in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia, versus 53 restaurants in six countries at February 1, 1998.

Earnings before interest, taxes and parent company overhead were $6.8 million, a decrease of $0.4 million or 5.1 percent from the prior year.


DOMESTIC OPERATIONS
-------------------

Domestic restaurant operations accounted for 42.1 percent of the Company's consolidated revenues. Sales reflect an increase of $3.1 million or 4.5 percent to $72.3 million when compared to the prior year. At February 7, 1999 and February 1, 1998 the number of domestic Company-operated restaurants was 66.

On a comparative restaurant basis, average sales per restaurant increased 7.0 percent and the average customer check increased 8.9 percent. The average customers per restaurant declined 1.8 percent. Gross margins per guest increased to $5.51 in fiscal 1999 from $5.00 in fiscal 1998.

Domestic franchise revenues, including franchise fees, royalties and rental income, accounted for 2.9 percent of consolidated revenues. Revenues of $4.9 million, when compared to the prior year, increased $1.9 million or 62.5 percent. The revenue increase reflects increased sales per restaurant in the current year and the impact of a temporary royalty abatement program in the prior year. As of February 7, 1999, the number of domestic franchised restaurants was 199, including 12 Latin American restaurants, versus 199, including 11 Latin American restaurants at February 1, 1998.

Domestic earnings before interest, taxes and parent company allocation increased $1.9 million to $6.2 million, from $4.3 million in the same period last year.


CONSOLIDATED COSTS AND EXPENSES
-------------------------------

Consolidated costs and expenses, as a percentage of revenues, decreased 0.9 percentage points from the prior year. This decrease is primarily the result of lower food costs and interest expense. Interest expense declined to $2.7 million in fiscal 1999 from $4.1 million in fiscal 1998, primarily due to debt repayment.

The effective income tax rate decreased from 39.6 percent of pretax income in fiscal 1998 to 21.1 percent in fiscal 1999, primarily due to the utilization of loss carryforwards to offset domestic earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's principal source of working capital is net cash provided by operations which amounted to $10.8 million for the first forty weeks of fiscal 1999 versus $5.0 million for the same period of the prior year.

The Company's working capital at February 7, 1999 was negative $3.2 million including cash and cash equivalents of $16.6 million. The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers. At April 30, 1998, working capital was $2.9 million.


TOTAL ASSETS / CAPITAL EXPENDITURES
-----------------------------------

At February 7, 1999, total assets were $113.6 million, a decrease of $5.9 million or 4.9 percent from April 30, 1998. Property and equipment represented approximately 69.3 percent of total assets at February 7, 1999 and 66.3 percent at April 30, 1998.

Capital expenditures were $6.5 million for the first forty weeks of fiscal 1999, including new restaurant construction of $1.0 million and replacements of $5.5 million. The Company anticipates continuing to build its international operations through additional investment in Company-operated restaurants and the development of the franchise system. Domestically the Company will focus on the previously mentioned revitalization program.


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


YEAR 2000
---------

The Company is aware of the potential implications the year 2000 ("Y2K") issue could have on its business and as a result has established a comprehensive program to identify and remediate potential Y2K problems in its information technology systems.

Several information technology projects previously planned have been accelerated due to potential Y2K problems. Specifically, the Company is currently upgrading certain software applications and adding hardware required by the software upgrades. In addition other hardware will be replaced in the ordinary course of business in connection with a lease that expires in June, 1999. The Company expects to fund the replacement of this hardware with new lease agreements. The cost incurred by the Company to date for software and hardware applications is approximately $40,000. Management estimates the remaining costs to complete the Y2K compliance to be approximately $340,000.

Based on communications with its outside consultants, service providers, software and hardware vendors, the Company has determined that its systems, both information technology and non-information technology, are not reasonably likely to be impacted by Y2K and the Company anticipates that it will be Y2K compliant by October, 1999.


SUBSEQUENT EVENTS
-----------------

On February 8, 1999, the Company's Board of Directors elected Charles L. Boppell President and Chief Executive Officer of Sizzler International, Inc., effective March 15, 1999.


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



                         SIZZLER INTERNATIONAL, INC.
                         Registrant



Date:  March 19, 1999       /s/Charles L. Boppell
                            --------------------------------------------
                            Charles L. Boppell
                            Chief Executive Officer



Date:  March 19, 1999       /s/Ryan S. Tondro
                            --------------------------------------
                            Ryan S. Tondro
                            Vice President
                           (Principal Financial Officer)