Form 10-K
period 1999-04-30
SIZZLER INTERNATIONAL INC
filed 1999-07-15
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 1999 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __ to __

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

           6101 West Centinela Avenue, Culver City, California 90230
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (310) 568-0135

Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                           WHICH REGISTERED
   ----------------------------                  ------------------------
   Common Stock, $.01 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                    ------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1999, computed by reference to the closing sale price of such shares on such date was $54,957,949.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 1999, was 28,797,828.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Portions of the registrants proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this form 10-K.

                                     PART I


Introduction

Sizzler International, Inc. ("Sizzler" or the "Company") is principally engaged in the operation, development and franchising of the Sizzler family steak house concept and the operation of Kentucky Fried Chicken ("KFC") franchises.

Sizzler International, Inc. was incorporated on January 18, 1991 in connection with a reorganization of its parent company Collins Foods International, Inc. ("CFI") undertaken in contemplation of CFI's merger with PepsiCo, Inc. As part of the reorganization, the Company's common stock was distributed to stockholders of CFI. In addition, as part of the transaction, the Company acquired the remaining outstanding shares of common stock of its 66%-owned subsidiary Sizzler Restaurants International, Inc. ("SRI"), which became the Company's wholly-owned subsidiary.

The 1996 Restructuring

As a result of continued domestic operating losses in the early 1990's the Company's management enacted a restructuring strategy designed to return its U.S. operations to profitability. In June 1996 the Company and four subsidiaries filed for protection from creditors under Chapter 11 of the federal Bankruptcy Code. The plan of reorganization was confirmed by the Bankruptcy Court and became effective September 23, 1997.

Restaurant Concepts

Sizzler

The Company operates approximately 100 Sizzler restaurants worldwide. Sizzler restaurants operate in the mid-scale dining market featuring a selection of grilled steak, chicken and seafood entrees, sandwiches and specialty platters, as well as a fresh fruit and salad bar in a family dining environment. Sizzler restaurants provide its guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who deliver entrees and follow up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant.

The Company licenses approximately 250 additional Sizzler restaurants worldwide. Individual franchise agreements for a Sizzler restaurant provide a franchise term of 20 years, payment of an initial franchise fee and payment of royalties based on a percentage of gross sales. Multi-unit franchise development agreements may offer additional benefits. Franchisees are required to contribute a percentage of gross sales to a national advertising fund and may contribute to regional cooperative advertising funds. Company-operated and franchised restaurants are operated in a consistent manner.

Sizzler restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests. Sizzler restaurants are open for lunch and dinner seven days a week. During fiscal year 1999 lunch and dinner sales were approximately 35 percent and 65 percent of revenues, respectively. The average restaurant check was approximately $8.50.

Kentucky Fried Chicken ("KFC")

The Company operates 101 KFC restaurants in Queensland, Australia under franchise agreements with its franchisor. The term of the agreements vary from 8 to 22 years and require payment of royalties based on a percentage of sales. As a franchisee the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the franchisor and contribute to local advertising initiatives. KFC restaurants provide quick service to its guests and offer unique chicken products, sandwiches and various side orders. During 1999 lunch and dinner sales were approximately 38 percent and 62 percent respectively. The average ticket was approximately $5.05.

KFC restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet providing seating for 20 to 65 guests. Approximately 65 percent of the restaurants offer drive-through window and approximately 15 percent are located in shopping mall food courts.

Restaurant Locations

At May 2, 1999 the Company's operated and franchise restaurants included 447 locations in 18 states and 11 countries as illustrated below.

                                                     April 30,
                                               ----------------------
                                               1999     1998     1997
                                               ----     ----     ----
Domestic Sizzler Restaurants
  Company-operated                               66       66       69
  Franchised (including Latin America)          198      199      208

International Restaurants
  Company-operated Sizzlers                      31       31       39
  Franchised Sizzlers                            51       52       49
  Company-operated KFCs                         101       98       96
  The Italian Oven                                -        -        1

Suppliers

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


Trademarks and Service Marks

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the business conducted by Sizzler. These include the trademarks of SIZZLER. Sizzler licenses the right to use certain trademarks, trade names and service marks to its franchisees. The Company has licensed the right to use certain trademarks, trade names and service marks which relate to the operation of KFC(R) restaurants in Australia pursuant to the franchise agreements with the franchisor. The Company also has a first right of refusal to open Taco Bell(R) restaurants in Queensland, Australia with certain conditions in the event its franchisor, Tricon Global Restaurants, Inc., commences development of this market.

Research and Development

The Company continuously evaluates its menus and restaurant concepts. New products are developed by the Company's research staff in conjunction with outside consultants and food suppliers. Before introduction, new menu items are rigorously tested and evaluated for guest satisfaction, quality and profitability.

The Company intends to maintain its existing research programs to develop new food products and evaluate marketing activities. The costs associated with these activities are not material to the Company.

Seasonality

The Company's operations are subject to some seasonal fluctuation with the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to climatic and other conditions, which negatively impact guest dining patterns, although the overall effect of seasonality is moderated to a limited extent because the Australian seasons fall in reverse of the seasons in the United States.

Working Capital Requirements

The Company's working capital requirements generally do not fluctuate significantly during the year because revenues consist primarily of cash sales and there is a rapid turnover of inventory. The Company does not carry significant inventories of beef, poultry, seafood, produce or other food products. Food products are ordered and delivered two or more times per week. Individual restaurants maintain supplies adequate to support their needs for two to five days.

Competition

The restaurant business is highly competitive and is impacted by changes in consumer eating habits and preferences, demographic and sociocultural patterns, and local and national economic conditions that may affect spending habits. The Company's restaurants compete directly and indirectly with a large number of national and regional restaurant establishments, as well as with locally owned restaurants and numerous other eating places that offer moderately priced steak, chicken, salads and other menu items to the public. The Company relies on innovative concept development, marketing techniques and promotions and competes in terms of perceived value, the variety and quality of menu items, service, and price. There are other companies engaged in restaurant operations and franchising programs similar to the Company's that have greater financial resources and a higher volume of sales than the Company.

Environmental Matters

Federal and state environmental regulations have not had a material effect on the Company, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors sometimes impact construction of new restaurants or remodels of existing restaurants.

Employees

At April 30, 1999, the Company had approximately 2,600 employees in the United States and approximately 4,700 employees in Australia. None of the Company's employees are subject to collective bargaining agreements. Labor relations with employees have traditionally been good. As is true with most restaurant operations, the majority of the Company's employees work part time.

Government Regulation

Each of the Company's restaurants is subject to federal, state and local, as well as Australian laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding wages, hiring and employment practices. The Company believes it has all licenses and approvals required to operate its business, and that its operations are in compliance with applicable laws and regulations.

Risks Associated With Foreign Operations

The Company operates Sizzler restaurants in Australia and New Zealand, as well as KFC restaurants in Queensland, Australia. The Company also licenses the right to operate Sizzler restaurants to others in a number of countries and U.S. territories. Possible risks associated with such operations include fluctuations in currency exchange rates, higher rates of inflation, possible changes in tax rates and structures, and possible foreign political and economic conditions. The Company is not able to predict the likelihood of or degree of future changes in exchange rates, rates of inflation, tax rates and structures, or other conditions.

ITEM 2. Properties
------------------

Through its subsidiaries, the Company owns or leases the real property on which its restaurants are operated. A small number of franchised restaurants are also located on property owned or leased by the Company. Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations in light of its strategic plan.

The Company owns outright a total of 30 operating Sizzler restaurant properties in the United States, Australia and New Zealand. Sizzler restaurants typically are free-standing buildings ranging from 5,000 to 6,000 square feet. The Company owns outright 48 KFC properties. The KFC restaurants in Australia are typically free-standing buildings ranging from 1,875 to 2,500 square feet.

Approximately 60 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 15 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2012. The Company has the right to extend many of these leases. The Company has the option under some of these leases to purchase the facilities at the end of the lease terms for varying amounts as specified in the respective lease agreements.

ITEM 3. Legal Proceedings
-------------------------

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending, the adverse resolution of which is expected to have a material adverse financial impact on the Company's consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Executive Officers of the Registrant as of June 30, 1999
--------------------------------------------------------

James A. Collins                 72              Chairman of the Board of the Company and its predecessor CFI since 1968.
                                                 Chief Executive Officer of CFI (1968-1987). Chairman of the Board, SRI (1982-1991).
                                                 Chief Executive Officer of the Company (1997-1999).

Charles L. Boppell               57              President and Chief Executive Officer of the Company since February 8, 1999.
                                                 President and Chief Executive Officer of La Salsa Holding Company (1994-1999).
                                                 President and Chief Executive Officer of Godfather's Pizza (1984-1993).

Kevin W. Perkins                 47              Executive Vice President of the Company and President and Chief Executive Officer
                                                 of International Operations since May 29, 1997.  Director of the Company (1994 to present).  President and Chief Executive Officer of the Company (1994-1997).
                                                 President of the Company's Sizzler Asia/Pacific Division (1988-1994).

Christopher R. Thomas            50              Executive Vice President of the Company since 1991.  President and Chief Executive
                                                 Officer of Sizzler USA since 1997.  Chief Financial Officer of the Company and its predecessor CFI (1985-1997). Announced resignation on June 4, 1999.

Ryan S. Tondro                   51              Vice President and Chief Financial Officer of the Company since May 1997.  Vice
                                                 President, Controller of the Company (1995-1997). Vice President, Finance and
                                                 Controller of Washington Inventory Service, a division of Huffy Corporation (1993-
                                                 1995).  Vice President, Controller of Thrifty Drug Stores (1978-1993).

Diane Hardesty                   48              Vice President of the Company since April 1999. Vice President of La Salsa Holding
                                                 Company (1995-1999).  Vice President Adray's (1994-1996). Vice President Hudson's
                                                 Grill (1991-1994)

Michael J. Raedeke               41              Vice President, Taxation and Internal Audit of the Company since 1995.  Director of Tax/Internal Audit of the Company (1991-1995).

Kimberly Forster                 33              Vice President of Strategic Planning of the Company since March 1999. Director of
                                                 Financial Analysis, Times Mirror Company (1996-1999). Vice President and Manager
                                                 of Financial Analysis Group, First Interstate Bank of California (1993-1996).


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------


MARKET INFORMATION
------------------

The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SZ". As of July 2, 1999, the approximate number of record holders of the Company's common stock was 2,767. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

                             1999              1998
                       ----------------   ----------------
                         High     Low       High     Low
                       -------  -------   -------  -------
First Quarter          $ 3.188  $ 2.375   $ 3.125  $ 2.250
Second Quarter           2.563    1.500     4.750    3.000
Third Quarter            3.000    2.063     4.000    2.250
Fourth Quarter           2.375    1.689     4.000    2.250

COMMON STOCK DIVIDENDS

The Company has no current plans to recommence payment of cash dividends. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements, including Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

For the Years Ended April 30,        1999              1998              1997              1996              1995
-----------------------------      --------          --------          --------          --------          --------
(In millions, except per share data
  and exchange rates)
Systemwide sales                    $ 532.7           $ 557.9           $ 677.9           $ 875.7           $ 937.7

Revenues                              226.3             242.3             299.9             436.2             462.2

Net income (loss)                       7.4               5.4               0.6            (138.5)   (a)        6.7

Basic and diluted earnings
   (loss) per share                    0.26              0.19              0.02             (4.99)   (a)       0.24

Average Australian dollar
   exchange rate                     0.6208            0.7063            0.7880            0.7471            0.7434

Total assets                          108.7             119.5             168.1             178.5             276.7

Long-term debt                         26.9              35.5               0.3  (c)          7.0    (b)       17.1

Liabilities subject to compromise         -                 -              83.9  (c)            -                 -

Total stockholders' investment         52.7              43.8              44.4              43.5             177.1

Dividends paid per share                  -                 -                 -              0.08              0.16
                                   --------          --------          --------          --------          --------

(a) Includes an after-tax charge of $108.9 million or $3.92 per share, primarily related to the costs and asset write downs associated with restaurant closings and reorganization. In addition to the restructuring charge, the Company recorded a charge of $12.8 million or $0.46 per share related to the adoption of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, during fiscal year 1996.

(b) This total does not include line of credit borrowings totaling $27.0 million which, as a result of acceleration of maturity, are presented as current liabilities in the consolidated financial statements.

(c) Substantially all prepetition debt has been reclassified as "Liabilities subject to compromise under reorganization proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

---------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION
------------

The following discussion should be read in conjunction with "Selected Financial Data," the Consolidated Financial Statements and other financial information appearing elsewhere herein.

As discussed in more detail in "Business - The 1996 Restructuring" and in Note 2 to the Consolidated Financial Statements, Sizzler International, Inc. and four subsidiaries emerged from bankruptcy on September 23, 1997.

Fiscal years 1999, 1998 and 1997 marked periods during which the Company's domestic operations were revitalized. This process was completed during fiscal year 1999 with the repositioning of the Sizzler restaurant concept back to a mid-scale family steakhouse featuring high quality and high value entrees and a high-quality fresh fruit and salad bar designed to be either a light lunch entree or an addition to grilled entrees at dinner.

During fiscal years 1999, 1998 and 1997 the Company also repositioned its international operations in response to strong competition in both the casual dining and fast food markets. In addition, international operations were impacted by significant declines in the local currencies of its franchise operations in Asia and by a weaker Australian dollar.

RESULTS OF OPERATIONS
---------------------

The Company's revenues are generated from three primary sources: domestic Company-operated restaurant sales and franchise revenues (including franchise fees, royalties and rental income), international Company-operated restaurant sales and franchise revenues, and revenues from international KFC franchises operated by the Company.


FIFTY TWO WEEKS ENDED APRIL 30, 1999 vs. FIFTY THREE WEEKS ENDED APRIL 30, 1998
-------------------------------------------------------------------------------

Revenues totaled $226.3 million in fiscal 1999 compared to $242.3 million in fiscal 1998, a decrease of $16.0 million or 6.6 percent. The decrease includes $17.1 million due to a 12.1 percent decrease in the Australian dollar exchange rate offset by higher average unit sales from international KFC operations and higher average unit sales and franchise revenues from domestic operations. The impact of the additional week in fiscal 1998 is approximately $4.4 million. Domestic revenues increased $4.7 million or 4.9 percent in fiscal 1999 compared to fiscal 1998 due to the impact of menu repositioning and a marketing strategy that minimized the use of customer discounts. International revenues decreased $20.8 million or
14.3 percent due to a decrease in the Australian dollar exchange rate and to lower Sizzler sales offset by higher KFC sales.

Earnings before interest, taxes and parent company overhead were $18.0 million in fiscal 1999 compared to $16.2 million in fiscal 1998, an increase of $1.8 million or 11.3 percent. This increase was due to a $2.3 million increase in domestic operations, offset by a $.5 million decrease in international operations.

Domestic Operations
-------------------

Company-operated restaurants accounted for 42.1 percent of consolidated revenues compared to 38.3 percent in fiscal 1998. Fiscal 1999 revenues were $95.3 million compared to $92.9 million in fiscal 1998, an increase of $2.4 million or 2.6 percent. On a comparative restaurant basis, Sizzler restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 6.1 percent increase in average sales per restaurant, a 2.0 percent decrease in average customers per restaurant and an 8.3 percent increase in average customer check total. Gross margins per guest increased by 7.6 percent in fiscal 1999 compared to fiscal 1998 due to the impact of menu repositioning and marketing strategies. There were 66 Company-operated Sizzler restaurants as of April 30, 1999 and April 30, 1998.

Earnings before interest, taxes and parent company allocation were $6.9 million in fiscal 1999 compared to $2.6 million in 1998, an increase of $4.3 million or
168.1 percent.

Domestic Franchise
------------------

Domestic franchise revenues, including franchise fees, royalties and rental income accounted for 2.9 percent of consolidated revenues in fiscal 1999 compared to 1.8 percent in fiscal 1998. Franchise revenues were $6.5 million in fiscal 1999 compared to $4.2 million in fiscal 1998, an increase of $2.3 million or 54.8 percent. The increase in fiscal 1999 reflects higher franchise sales in fiscal 1999 and the impact of a temporary royalty abatement program that offered lower royalty fees to franchisees during fiscal 1998. As of April 30, 1999 there were 198 Sizzler franchise locations compared to 199 as of April 30, 1998.

International Operations
------------------------

International operations accounted for 55.0 percent of consolidated revenues in fiscal 1999 compared to 59.9 percent in fiscal 1998. Revenues were $124.5 million in fiscal 1999 compared to $145.2 million in fiscal 1998, a decrease of $20.7 million or 14.3 percent. The decrease is primarily due to a 12.1 percent decrease in foreign currency exchange rates and lower average sales volumes which were partially offset by the addition of three KFC restaurants.

Earnings before interest, taxes and parent company allocation were $9.8 million in fiscal 1999 compared to $10.3 million in 1998, a decrease of $.5 million or
4.4 percent.

Excluding franchise revenues, results from Company-operated Sizzler restaurants were $39.0 million in fiscal 1999 compared to $47.3 million in fiscal 1998, a decrease of $8.3 million or 17.6 percent. This decrease includes $5.4 million related to a decrease in the Australian dollar exchange rate. On a comparative restaurant basis, in Australian dollars Sizzler restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a .2 percent decrease in average sales per restaurant, a 2.8 percent decrease in average customers per restaurant and a 2.7 percent increase in average customer check total. There were 31 Company-operated Sizzler restaurants as of April 30, 1999 and April 30, 1998.

International franchise revenues were $1.2 million in fiscal 1999 compared to $2.1 million in fiscal 1998, a decrease of $.9 million or 42.4 percent. The decrease is due to a decrease in the Australian dollar exchange rate and to a decrease in the number of franchise locations. As of April 30, 1999 there were 48 international franchised restaurants and three joint venture restaurants in six countries compared to 49 international franchise restaurants and three joint venture restaurants as of April 30, 1998. During fiscal 1999 two franchised restaurants were opened in Japan and three restaurants were closed, one each in Indonesia, South Korea and Taiwan.

Revenues from the Company's KFC restaurants were $84.3 million in fiscal 1999 compared to $94.8 million in fiscal 1998, a decrease of $10.5 million or 11.1 percent. This decrease includes $11.6 million related to a decrease in the Australian dollar exchange rate offset by higher unit sales. On a comparative restaurant basis in Australian dollars, KFC restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 4.3 percent increase in average sales per restaurant, a .4 percent decrease in average customers per restaurant and a 4.7 percent increase in average customer check total. As of April 30, 1999 there were 101 KFC restaurants compared to 98 as of April 30, 1998.

Consolidated Costs and Expenses
-------------------------------

Consolidated costs and expenses were 95.9 percent of revenues in fiscal 1999 compared to 96.9 percent of revenues in fiscal 1998, a decrease of .9 points. Payroll and related expenses were 26.2 percent of revenues in fiscal 1999 compared to 26.7 percent in fiscal 1998, a decrease of .5 points. Cost of sales were 35.6 percent of revenues in fiscal 1999 compared to 36.5 percent in fiscal 1998, a decrease of .9 points. Interest expense was 1.5 percent of revenues in fiscal 1999 compared to 2.2 percent in fiscal 1998, a decrease of .7 points. These decreases were partially offset by a .6 point increase in general and administrative expenses to 7.5 percent of revenues in fiscal 1999 compared to 6.9 percent in fiscal 1998 and by a .3 point increase in other costs to 5.2 percent of revenues in fiscal 1999 compared to 4.9 in fiscal 1998.

Interest expense was $3.3 million in fiscal 1999 compared to $5.3 million in fiscal 1998, a decrease of $2.0 million or 37.7 percent. This decrease is due to lower interest expense on bankruptcy claims.

The provision for income taxes was $1.8 million in fiscal 1999 compared to $2.2 million in fiscal 1998. (See Note 3, to Consolidated Financial Statements).


FIFTY THREE WEEKS ENDED APRIL 30, 1998 VS. FIFTY TWO WEEKS ENDED APRIL 30, 1997
-------------------------------------------------------------------------------

Revenues totaled $242.3 million in fiscal 1998 compared to $299.9 million in fiscal 1997, a decrease of $57.6 million or 19.2 percent. The decrease in 1998 was primarily due to the closure of nine Company-operated restaurants, the sale of two Company-operated restaurants to franchisees and a net decrease of six franchised Sizzler restaurants. These decreases were offset by the addition of two KFC restaurants in Australia. The impact of the additional week in fiscal 1998 is approximately $4.4 million. Domestic revenues decreased $25.5 million or
20.8 percent in fiscal 1998 compared to fiscal 1997 due to a net decrease of three Company-operated and nine franchised restaurants. International revenues decreased $ 32.1 million or 18.1 percent. This decrease is primarily due to a net decrease of eight Sizzler Company-operated restaurants and a net decrease of three franchised Sizzler restaurants which were offset by the addition of two KFC restaurants during fiscal year 1998.

Earnings before interest, taxes and parent company overhead were $16.2 million in fiscal 1998 compared to $5.8 million in fiscal 1997, an increase of $10.4 million or 181.4 percent. This increase was due to a $8.1 million increase in domestic operations and a $2.3 million increase in international operations.

Domestic Operations
-------------------

Excluding franchise revenues, Company-operated restaurants accounted for 38.3 percent of consolidated revenues in fiscal 1998 compared to 38.8 percent in fiscal 1997. Fiscal 1998 revenues were $92.9 million compared to $116.5 million in fiscal 1997, a decrease of $23.6 million or 20.3 percent. On a comparative restaurant basis, Sizzler restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a .4 percent decrease in average sales per restaurant, a 5.5 percent decrease in average customers per restaurant and a
5.6 percent increase in average customer check total. Gross margins per guest increased by 7.5 percent in fiscal 1998 compared to fiscal 1997 reflecting the impact of the menu repositioning.

Earnings before interest, taxes and parent company allocation were $2.6 million in fiscal 1998 compared to a loss of $7.0 million in 1997, an increase of $9.6 million or 136.5 percent.

Domestic Franchise
------------------

Domestic franchise revenues, including franchise fees, royalties and rental income accounted for 1.8 percent of consolidated revenues in fiscal 1998 compared to 2.0 percent in fiscal 1997. Franchise revenues were $4.2 million in fiscal 1998 compared to $6.1 million in fiscal 1997, a decrease of $1.9 million or 30.5 percent. The decrease in fiscal 1998 reflects lower franchise sales in fiscal 1998, a net reduction of nine franchised restaurants during fiscal 1998 and a royalty abatement program that offered lower royalty fees to franchisees during fiscal 1998.

International Operations
------------------------

International operations accounted for 59.9 percent of consolidated revenues in fiscal 1998 compared to 59.1 percent in fiscal 1997. Revenues were $145.2 million in fiscal 1998 compared to $177.3 million in fiscal 1997, a decrease of $32.1 million or 18.1 percent. The decrease is primarily due to a 10.5 percent decrease in foreign currency exchange rates and lower average sales volumes which were partially offset by the addition of two KFC restaurants.

Earnings before interest, taxes and parent company allocation were $10.3 million in fiscal 1998 compared to $8.0 million in 1997, an increase of $2.3 million or
29.1 percent.

Excluding franchise revenues, results from Company-operated Sizzler restaurants were $47.3 million in fiscal 1998 compared to $69.8 million in fiscal 1997, a decrease of $22.5 million or 32.2 percent. This decrease reflects lower average restaurant sales, restaurant closings and a decrease in the Australian dollar exchange rate. On a comparative restaurant basis, in Australian dollars, Sizzler restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 13.2 percent decrease in average sales per restaurant, a 17.1 percent decrease in average customers per restaurant and a 4.7 percent increase in average customer check total.

International franchise revenues were $2.1 million in fiscal 1998 compared to $3.8 million in fiscal 1997, a decrease of $1.7 million or 44.1 percent. The decrease is primarily due to the closure of 39 franchised restaurants at the end of fiscal 1997 and a decrease in the Australian dollar exchange rate. As of April 30, 1998 there were 49 international franchised restaurants and three joint venture restaurants in six countries compared to 46 international franchise restaurants and three joint venture restaurants as of April 30, 1997. During fiscal 1998 five franchised restaurants were opened in Japan, Thailand and Indonesia and two restaurants were closed, one each in South Korea and Taiwan.

Revenues from the Company's KFC restaurants were $94.9 million in fiscal 1998 compared to $102.6 million in fiscal 1997, a decrease of $7.7 million or 7.5 percent. This decrease is primarily due to a decrease in the Australian dollar exchange rate. On a comparative restaurant basis in Australian dollars, KFC restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 1.3 percent decrease in average sales per restaurant, a 6.7 percent decrease in average customers per restaurant and a 5.7 percent increase in average customer check total. As of April 30, 1998 there were 98 KFC restaurants compared to 96 as of April 30, 1997.

Consolidated Costs And Expenses
-------------------------------

Consolidated costs and expenses were 96.9 percent of revenues in fiscal 1998 compared to 102.3 percent of revenues in fiscal 1997, a decrease of 5.4 points. Payroll and related expenses were 26.7 percent of revenues in fiscal 1998 compared to 28.4 percent in fiscal 1997, a decrease of 1.7 points. Cost of sales were 36.5 percent of revenues in fiscal 1998 compared to 37.1 percent in fiscal 1997, a decrease of .6 points. Interest expense was 2.2 percent of revenues in fiscal 1998 compared to 2.3 percent in fiscal 1997, a decrease of
0.1 points. These decreases were partially offset by a 0.1 point increase in rent expense to 3.6 percent of revenues in fiscal 1998 compared to 3.5 percent in fiscal 1997.

Interest expense was $5.3 million in fiscal 1998 compared to $7.0 million in fiscal 1997, a decrease of $1.7 million or 24.3 percent. This decrease is due to lower interest expense on bankruptcy claims offset by new borrowings.

The provision for income taxes was $2.2 million in fiscal 1998 compared to a benefit of $7.3 million in fiscal 1997. (See Note 3 to Consolidated Financial Statements).


-------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

The Company's primary source of liquidity is cash flows from operations which was $15.3 million in fiscal 1999 and $1.6 million in fiscal 1998. This increase is primarily due to improved U.S. and international operations. The current ratio was 1.0 at April 30, 1999 and 1.1 at April 30, 1998. At April 30, 1999, working capital was negative $0.8 million compared to a positive $2.9 million at the end of the prior year. The decrease in the current ratio and working capital is primarily due to payment of allowed claims pursuant to the reorganization plan and reduction of long-term debt.

TOTAL ASSETS/CAPITAL EXPENDITURES
---------------------------------

Total assets decreased $10.8 million or 9.0 percent in fiscal 1999. Property and equipment represented 71.6 percent of total assets at the end of fiscal 1999 and
66.3 percent at the end of fiscal 1998. In fiscal 1998, total assets decreased $48.6 million or 28.9 percent from fiscal 1997.

Capital expenditures were $7.7 million in fiscal 1999, which included new restaurant construction of $1.2 million and remodels of $6.5 million. The Company anticipates continuing to grow International operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.

The Company anticipates capital expenditures in fiscal 2000 will be approximately $13.4 million, which will be used for new restaurants and maintenance of existing restaurants.

In fiscal 1998, capital expenditures were $8.9 million, consisting of new restaurant construction of $1.7 million and remodels of $7.2 million.


DEBT
----

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US) bank facility from Westpac Banking Corporation in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin is based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and varies between 1.25% and 2.25%. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions.

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


YEAR 2000
---------

The Company is aware of the broad impact the Year 2000 issue could have on its business and, as a result, in fiscal 1998 established a comprehensive enterprise-wide program to prepare its computer systems and applications. This program consists of three areas: information systems, supply chain and critical third party readiness and business equipment. The Company has utilized both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance and expects that all mission-critical systems will be Year 2000 compliant by October, 1999.

The Company's assessment of the impact of the Year 2000 issue indicated that several information technology projects required acceleration due to potential Year 2000 issues. Specifically the Company has upgraded certain software applications and is in the process of replacing others in connection with a lease that ended in the ordinary course of business.

To reduce the risks associated with the Year 2000 the Company has closely assessed the vendors supplying the Company's restaurants with food and other products to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them. Surveys were sent to critical suppliers and service providers to obtain reasonable assurance that plans are in place to address the Year 2000 issue. Contingency plans have been developed for those vendors that have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company is also communicating with its franchise business partners regarding the potential business risks associated with the Year 2000 issue.

Equipment critical to restaurant and corporate office operations was scheduled to be replaced in early fiscal 2000 in connection with a lease ending in the ordinary course of business. The new equipment is Year 2000 compliant and is currently being installed.

The cost incurred by the Company to date for software and hardware is approximately $300,000 and management estimates the remaining cost to complete Year 2000 upgrades to be approximately $80,000. These costs were budgeted and will be funded by cash flow from operations.

The Company believes that based on available information the costs related to Year 2000 compliance will not be material to its financial position. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions including the availability of certain resources, third party modification programs and other factors. Unanticipated failures by critical vendors and franchise partners, as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result there can be no assurance that these forward looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans resulting in material financial risk.


QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
-----------------------------------------------------

The Company is protected against the risk of foreign exchange fluctuations associated with its bank facility with Westpac Banking Corporation because both the borrowings and principal and interest payments are denominated in Australian dollars and the Company funds its principal and interest payments from cash generated by its restaurant operations in Australia.


NEW ACCOUNTING STANDARDS
------------------------

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities.

In Fiscal 1999, the Company adopted statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

In Fiscal 1999, the Company adopted statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"

("SFAS 132"). This statement does not change the measurement or recognition of those plans, but is designed to simplify disclosures about pension and other postretirement benefit plans. Specifically, it standardizes the disclosure requirement to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of SFAS 132 does not impact the Company's consolidated results of operations, financial position or cash flows.

In Fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. The adoption of SFAS No. 133 does not impact the Company's consolidated results of operations, financial position or cash flows.


FORWARD-LOOKING STATEMENTS
--------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks which may cause actual results to differ materially. These risks include, but are not limited to, changes in global and local business and economic conditions; consumer preferences, spending patterns and demographic trends; food, labor and other operating costs; availability and cost of land and construction; currency exchange rates; and other risks outside the control of the Company referred to in the Company's registration statement and periodic reports filed with the Securities and Exchange Commission.

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

                                                  First     Second    Third     Fourth
Fiscal 1999                                      Quarter   Quarter   Quarter   Quarter
-----------                                      -------   -------   -------   -------
Restaurants                                      $50,733   $48,973   $66,147   $52,708
Franchise operations                               1,845     2,041     1,955     1,924
                                                 -------   -------   -------   -------
Revenues                                          52,578    51,014    68,102    54,632

Cost of sales                                     18,550    17,971    24,728    19,446
Labor and related expenses                        13,745    13,443    18,380    13,611
Other operating expenses                          10,604    10,584    15,238    11,463
General and administrative costs                   4,267     4,233     4,228     4,146
                                                 -------   -------   -------   -------
Earnings before interest, taxes and depreciation   5,412     4,783     5,528     5,966
Depreciation                                       2,259     2,152     3,048     2,468
                                                 -------   -------   -------   -------
Earnings before interest and taxes                 3,153     2,631     2,480     3,498
                                                 -------   -------   -------   -------
Net income                                       $ 2,061   $ 1,604   $ 1,212   $ 2,515
                                                 =======   =======   =======   =======

Basic and diluted earnings per share               $0.07     $0.06     $0.04     $0.09
                                                 =======   =======   =======   =======

                                                  First     Second    Third     Fourth
Fiscal 1998                                      Quarter   Quarter   Quarter   Quarter
-----------                                      -------   -------   -------   -------
Restaurants                                      $58,270   $54,770   $68,311   $54,640
Franchise operations                               1,316     1,737     1,762     1,527
                                                 -------   -------   -------   -------
Revenues                                          59,586    56,507    70,073    56,167

Cost of sales                                     21,721    20,567    25,917    20,275
Labor and related expenses                        15,853    14,945    18,898    14,930
Other operating expenses                          11,835    11,847    14,808    10,667
General and administrative costs                   4,407     3,801     4,310     4,177
                                                 -------   -------   -------   -------
Earnings before interest, taxes and depreciation   5,770     5,347     6,140     6,118
Depreciation                                       2,819     2,931     3,430     2,589
                                                 -------   -------   -------   -------
Earnings before interest and taxes                 2,951     2,416     2,710     3,529
                                                 -------   -------   -------   -------
Net income                                       $ 1,487   $   776   $   755   $ 2,360
                                                 =======   =======   =======   =======
Basic and diluted earnings per share             $  0.05   $  0.03   $  0.03   $  0.08
                                                 =======   =======   =======   =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' investment and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP

Los Angeles, California
June 16, 1999

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
  (In thousands, except share data)

For the Years Ended April 30,                                      1999                      1998                    1997
-----------------------------                                  ------------              ------------            ------------
Revenues
  Restaurant sales                                             $    218,561              $    235,991            $    290,061
  Franchise revenues                                                  7,765                     6,342                   9,867
                                                               ------------              ------------            ------------
  Total revenues                                                    226,326                   242,333                 299,928
                                                               ------------              ------------            ------------
Costs and Expenses
  Cost of sales                                                      80,695                    88,480                 111,330
  Labor and related costs                                            59,179                    64,626                  85,138
  Other operating expenses                                           47,889                    49,157                  65,956
  Depreciation and amortization                                       9,927                    11,769                  16,260
  General and administrative expenses                                16,874                    16,695                  22,192
                                                               ------------              ------------            ------------
  Total operating costs and expenses                                214,564                   230,727                 300,876
                                                               ------------              ------------            ------------
  Interest expense                                                    3,284                     5,274                   6,981
  Investment income, net                                               (724)                   (1,271)                 (1,178)
                                                               ------------              ------------            ------------
  Total costs and expenses                                          217,124                   234,730                 306,679
                                                               ------------              ------------            ------------
Income (loss) before income taxes                                     9,202                     7,603                  (6,751)
Provision (benefit) for income taxes                                  1,810                     2,225                  (7,316)
                                                               ------------              ------------            ------------
Net income                                                     $      7,392              $      5,378            $        565
                                                               ============              ============            ============
Basic and diluted earnings per share                           $       0.26              $       0.19            $       0.02
                                                               ============              ============            ============
Weighted Average common shares outstanding:
  Basic                                                          28,815,000                28,864,000              28,967,000
  Diluted                                                        28,878,000                28,879,000              28,967,000
                                                               ============              ============            ============
Comprehensive Income:
  Net Income                                                   $      7,392              $      5,378            $        565
  Foreign currency translation adjustments (no tax effect)              579                    (7,171)                 (1,621)
                                                               ------------              ------------            ------------
Total comprehensive income (loss)                              $      7,971              $     (1,793)           $     (1,056)
                                                               ============              ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

As of April 30,                                          1999        1998
--------------------------------------------------    ----------- -----------
ASSETS
Current assets
  Cash and cash equivalents                            $ 14,691    $ 21,167
  Receivables, net of reserves of $1,726
    in 1999 and $2,608 in 1998                            3,546       2,926
  Inventories                                             4,346       4,333
  Prepaid expenses and other current assets               1,669       1,281
--------------------------------------------------    ----------- -----------
  Total current assets                                   24,252      29,707
--------------------------------------------------    ----------- -----------

Property and equipment, at cost
  Land                                                   22,582      22,252
  Buildings and leasehold improvements                   88,537      83,735
  Equipment                                              64,969      62,942
  Capital leases                                          2,616       2,616
  Construction in progress                                2,628       4,534
--------------------------------------------------    ----------- -----------
                                                        181,332     176,079
  Less - Accumulated depreciation and amortization     (103,496)    (96,869)
--------------------------------------------------    ----------- -----------
  Total property and equipment, net                      77,836      79,210
--------------------------------------------------    ----------- -----------

Long-term notes receivable, net of reserves
  of $508 in 1999 and $772 in 1998                        1,553       1,268

Deferred income taxes                                       795       3,829

Intangible assets, net of accumulated amortization
  of $887 in 1999 and $696 in 1998                        2,104       2,162

Other assets, net of accumulated amortization
  and reserves of $6 in 1999 and $1 in 1998               2,129       3,285
--------------------------------------------------    ----------- -----------
Total assets                                           $108,669    $119,461
==================================================    =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)


As of April 30,                                                      1999                           1998
---------------------------------------------------------------    ---------                     ---------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
  Current portion of long-term debt                                $   5,898                     $   5,764
  Accounts payable                                                     7,892                         7,753
  Other current liabilities                                            8,853                         9,562
  Income taxes payable                                                 2,449                         3,761
---------------------------------------------------------------    ---------                     ---------
  Total current liabilities                                           25,092                        26,840
---------------------------------------------------------------    ---------                     ---------

Long-term debt, net of current portion                                26,918                        35,497

Other liabilities                                                      3,916                        13,364

Commitments and contingencies                                              -                             -

Stockholders' investment
  Preferred stock, authorized 1,000,000 shares, $5 par value; no
    shares issued and outstanding                                          -                             -
  Common stock, authorized 50,000,000 shares at $.01 par value;
    issued and outstanding 28,797,828 in 1999 and 28,840,908
    shares in 1998                                                       288                           288
  Additional paid-in capital                                         278,365                       277,353
  Accumulated deficit                                               (222,191)                     (229,583)
  Accumulated other comprehensive income                              (3,719)                       (4,298)
---------------------------------------------------------------    ---------                     ---------
  Total stockholders' investment                                      52,743                        43,760
---------------------------------------------------------------    ---------                     ---------
Total liabilities and stockholders' investment                     $ 108,669                     $ 119,461
===============================================================    =========                     =========

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                      Common                      Additional                   Accumulated Other
                                      Shares         Common        Paid-In         Accumulated  Comprehensive
                                    Outstanding      Stock         Capital           Deficit        Income              Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1996            27,767,706     $  278        $  274,221       $  (235,526)    $  4,494           $  43,467
   Restricted stock repurchased         (18,381)        (1)              (56)                                               (57)
   Restricted stock canceled           (311,958)        (3)                                                                  (3)
   Grant of restricted stock          1,457,000         15               651                                                666
   Stock issued                           3,636                           10                                                 10
   Net income                                                                              565                              565
   Amortization of restricted stock                                    1,374                                              1,374
   Foreign currency translation
     adjustment                                                                                      (1,621)             (1,621)
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1997            28,898,003        289           276,200          (234,961)       2,873              44,401

   Restricted stock repurchased          (7,022)                         (17)                                               (17)
   Restricted stock canceled            (55,833)        (1)                                                                  (1)
   Stock issued                           5,760                           14                                                 14
   Net income                                                                            5,378                            5,378
   Amortization of restricted stock                                    1,156                                              1,156
   Foreign currency translation
     adjustment                                                                                      (7,171)             (7,171)
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1998            28,840,908        288           277,353          (229,583)      (4,298)             43,760

   Restricted stock repurchased         (37,080)                        (103)                                              (103)
   Restricted stock canceled             (6,000)                                                                              0
   Net income                                                                            7,392                            7,392
   Amortization of restricted stock                                    1,115                                              1,115
   Foreign currency translation
     adjustment                                                                                         579                 579
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1999            28,797,828     $  288        $  278,365       $  (222,191)    $ (3,719)          $  52,743
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

For the Years Ended April 30,                                             1999              1998              1997
-------------------------------------------------------------------    ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  7,392          $  5,378          $    565
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                           9,927            11,769            16,260
   Deferred income tax provision (benefit)                                 3,377              (925)          (12,167)
   Provision for bad debts                                                   446               651               479
   Other                                                                   1,114              (473)              791
Changes in operating assets and liabilities:
   Receivables                                                            (1,394)            1,015               704
   Inventories                                                               (13)            1,131             1,421
   Prepaid expenses and other current assets                                (388)              950              (477)
   Accounts payable                                                          139            (5,881)           14,339
   Accrued liabilities                                                    (1,607)          (10,681)          (19,740)
   Income taxes payable                                                   (1,703)            2,353            (1,329)
Changes due to reorganization activities:
  Payments of reorganization costs                                        (2,016)           (6,442)           (8,826)
  Interest expense accrued                                                     -             2,773             6,000
-------------------------------------------------------------------    ---------         ---------         ---------
Net cash provided by (used in) operating activities                       15,274             1,618            (1,980)
-------------------------------------------------------------------    ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                    (7,684)           (8,931)           (6,399)
   Disposal of property and equipment                                      1,754            28,896            21,370
   Other assets                                                           (1,137)             (489)              739
-------------------------------------------------------------------    ---------         ---------         ---------
Net cash provided by (used in) investing activities                       (7,067)           19,476            15,710
-------------------------------------------------------------------    ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                                                        -            46,895            11,461
   Reduction of long-term debt                                            (8,580)           (4,865)             (266)
   Payment of allowed claims pursuant to
     the reorganization plan                                              (6,000)          (75,159)                -
   Other, net                                                               (103)             (883)              (56)
-------------------------------------------------------------------    ---------         ---------         ---------
Net cash provided by (used in) financing activities                      (14,683)          (34,012)           11,139
-------------------------------------------------------------------    ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                      (6,476)          (12,918)           24,869
-------------------------------------------------------------------    ---------         ---------         ---------
Cash and cash equivalents at beginning of year                            21,167            34,085             9,216
-------------------------------------------------------------------    ---------         ---------         ---------
Cash and cash equivalents at end of year                                $ 14,691          $ 21,167          $ 34,085
-------------------------------------------------------------------    ---------         ---------         ---------
Supplemental Cash Flow Disclosures
  Cash paid during the year for:
    Interest expense                                                    $  3,290          $  2,481          $  1,175
    Income taxes                                                              72               693             5,989

The accompanying notes are an integral part of these consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Line of Business: Sizzler International, Inc. and subsidiaries ("Sizzler" or the "Company") is principally engaged in the operation, development and franchising of the Sizzler family steak house concept and the operation of Kentucky Fried Chicken ("KFC") franchises in Australia.

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

Certain financial statements, notes and supplementary data for the prior years have been reclassified to conform with the 1999 presentation.

Accounting Period: The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal year 1998 was a fifty-three week year ending on May 3, 1998. Fiscal year 1999 was a fifty-two week year. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

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

Franchise Operations: The Company recognizes initial franchise fees as income when the franchised restaurant commences operation, at which time the Company has substantially performed its obligations relating to such fees. Royalties which are based upon a percentage of sales, are recognized as income on the accrual basis. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by Sizzler. Royalty revenues, franchise fees and rent payments from franchisees are included in "Franchise Operations" in the Consolidated Statements of Operations and Comprehensive Income.

Marketing Costs: Marketing costs are reported in the Other Operating Expenses and include costs of advertising, marketing and promotional programs. Promotional discounts are expensed as incurred.

Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company uses the intrinsic value-based method of measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Sizzler's capital stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

Common Stock and Net Income or Loss per Share: Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilutive effects of options and warrants using the treasury stock method.

Cash and Cash Equivalents: At April 30, 1999 and 1998 cash and cash equivalents consists of cash and short-term investments carried at cost with original maturities of less than three months.

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

Properties Held for Sale or Lease: Properties held for sale or lease were $711,000 at April 30, 1999 and $2,637,000 at April 30, 1998, and are included in Other Assets. These assets represent excess land carried at estimated realizable values.

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

Translation of Foreign Currencies: The consolidated financial statements of the Company's foreign operations are translated in accordance with the Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". As a result, translation adjustments are included in stockholders' investment. The functional currency used in the Company's foreign operations is primarily the Australian dollar.

Income Taxes: Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment.

Comprehensive Income: In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities.

New Accounting Standards: In Fiscal 1999, the Company adopted statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

In Fiscal 1999, the Company adopted statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement does not change the measurement or recognition of those plans, but is designed to simplify disclosures about pension and other postretirement benefit plans. Specifically, it standardizes the disclosure requirement to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of SFAS 132 does not impact the Company's consolidated results of operations, financial position or cash flows.

In Fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. The adoption of SFAS No. 133 does not impact the Company's consolidated results of operations, financial position or cash flows.


Note 2 - Bankruptcy Reorganization
----------------------------------

Bankruptcy Proceedings
----------------------

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries, (Sizzler Restaurants Inc. ("SRI"), Buffalo Ranch Steakhouses,, Inc., ("BRSH"), Tenly Enterprises, Inc., ("Tenly"), and Collins Properties, Inc. ("CPI")) became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively owned and operated substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets were owned and operated by separate subsidiaries and were not subject to the U.S. Chapter 11 provisions.

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997, On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

The Company's plan of reorganization provided for full payment of allowed creditor claims, including interest, over five years, from the Company's international operations. In September 1997, the Company obtained financing sufficient to pay its allowed creditor claims from Westpac Banking Corporation. SRI's plan provided for full payment of allowed unsecured creditors' claims through the formation of a creditor trust. Installment payments to the trust were evidenced by a four-year note with interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI secured the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets.

The Company and its subsidiaries have paid approximately $81 million in pre-petition claims and interest and reinstated the remaining pre-petition liabilities. Remaining bankruptcy liabilities are included in the appropriate liability captions of the consolidated balance sheet.

Reorganization Costs
--------------------

The Company incurred severance, temporary staff, legal and professional costs relating to the reorganization of $1.4 million, $6.4 million and $8.8 million, in fiscal 1999, 1998 and 1997, respectively. These reorganization costs were charged against established reserves.

Note 3 - Income Taxes
---------------------

The Company files a consolidated United States income tax return which includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or more of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $3,891,000 of the Company's foreign operations at April 30, 1999. It is the Company's intention to reinvest such earnings permanently.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):


For the years ended April 30,                 1999      1998      1997
-----------------------------               --------  --------  --------
Current
   Federal                                  $      -  $      -  $      -
   State                                           -         -         -
   Foreign                                     1,435     3,150     4,851
                                            --------  --------  --------
                                               1,435     3,150     4,851
                                            --------  --------  --------
Deferred
   Federal                                         -         -         -
   State                                           -       450         -
   Foreign                                       375    (1,375)  (12,167)
                                            --------  --------  --------
                                                 375      (925)  (12,167)
                                            --------  --------  --------
Provision (benefit) for income taxes        $  1,810  $  2,225  $ (7,316)
                                            --------  --------  --------

A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows:

For the years ended April 30,              1999     1998       1997
-----------------------------            -------- -------- ----------
Federal statutory tax rate                  35.0%    35.0%     35.0%
State and local income taxes, net of
   related Federal income tax benefit        6.1      6.1       6.1
Tax credits, net                              -        -        3.3
Goodwill write-off and
   non-deductible amortization                -        -       (3.3)
Valuation allowance                        (21.4)   (11.8)   (149.1)
Other                                         -        -       (0.4)
                                          ------    -----    ------
Effective tax rate                          19.7%    29.3%   (108.4)%


Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):



For the years ended April 30,     1999        1998        1997
----------------------------   ---------   ---------   ---------
Domestic                        $ 3,741     $ 3,527     $(6,137)
Foreign                           5,461       4,076        (614)
                               ---------   ---------   ---------
                                $ 9,202     $ 7,603     $(6,751)
                               =========   =========   =========

The tax effects of temporary differences and carryforwards which give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):



As of April 30,                              1999              1998
-----------------------------------------------------------------------
Deferred Tax Assets:
   Deferred income                         $     18          $  4,493
   Foreign tax credit carryover              11,075            10,304
   Minimum tax credit carryover               1,849             1,849
   Other credits                              2,840             2,840
   Operating reserves and accruals            3,092            27,613
   Net operating loss carry forward          49,582            37,988
                                           --------         ---------
      Total gross deferred tax assets        68,456            85,087
      Less: valuation allowance             (61,979)          (72,455)
                                           --------         ---------
      Net deferred tax assets                 6,477            12,632
                                           --------         ---------

Deferred Tax Liabilities:
   State income taxes                             -            (2,476)
   Property and equipment                      (886)           (3,969)
   Capital leases                              (769)             (776)
   Other                                     (4,027)           (1,582)
                                           --------         ---------
      Total gross deferred tax liabilities   (5,682)           (8,803)
                                           --------         ---------
      Net deferred tax assets/(liability)  $    795          $  3,829
                                           ========         =========

The following is a summary of the net operating loss carry forward and the credit carry forward (in thousands) and related expiration dates at April 30, 1999.


                                             Gross
                                             Amount              Expiration
                                             ------              ----------
Federal net operating loss                  $ 134,361           2011 - 2013
California net operating loss                  27,474           2001 - 2003
Foreign tax credit                             11,074           2000 - 2005
Minimum tax credit                              1,849           Indefinite
General business credit                         2,840           2005 - 2010


Note 4 - Debt

---------------------------------------------------------------------------------------------------------------------

A summary of debt outstanding as of April 30, 1999 and 1998, is as follows (in thousands):
                                                                                     1999                     1998
---------------------------------------------------------------------------------------------------------------------
Unsecured borrowings, at variable interest rates,
   due through 2012                                                                $   2,255                $   2,608
Mortgage notes payable, with interest rate of 10.015
   percent, secured by land and building with an original
   cost of approximately $600 at April 30, 1999 and 1998,
   due through 2039                                                                      564                      565
Other secured note, with a variable interest rate, due
   through 2002                                                                       29,110                   37,035
Capital lease obligations                                                                887                    1,053
---------------------------------------------------------------------------------------------------------------------
                                                                                      32,816                   41,261
Less - current portion                                                                (5,898)                  (5,764)
---------------------------------------------------------------------------------------------------------------------
                         Long-term debt                                            $  26,918                $  35,497
=====================================================================================================================

Payment of $5,675 on long-term debt, excluding capital lease obligations is due in fiscal 2000, $5,677 in 2001, $5,677 in 2002, $13,646 in 2003, and $1,254
thereafter.

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US) bank facility from Westpac Banking Corporation (included in 'Other secured note' above) in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin is based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and varies between 1.25% and 2.25%. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division.

The Westpac loan is subject to a number of financial covenants and other restrictions. The Company is in compliance with all covenants and restrictions.

Management believes that the aggregate fair value of the Company's long-term debt approximates the aggregate book value, as substantially all such debt is comprised of variable-rate obligations.


Note 5 - Stock Options and Restricted Stock
-------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. The maximum number of shares that may be issued under these plans is 2,800,000 and 400,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of the new standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions: expected life of option of 5 years, expected volatility of 61%, risk free interest rate of 5.3% and a 0% dividend yield. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.


                                                     1999    1998    1997
                                                     ----    ----    ----
Net Income:                            As Reported  $7,392  $5,378   $ 565
                                       Pro Forma    $6,501  $4,515   $  99

Basic and Diluted Earnings Per Share:  As Reported  $ 0.26  $ 0.19   $0.02
                                       Pro Forma    $ 0.23  $ 0.16   $0.00
                                                    ------  ------   -----

Stock Options:
--------------
The outstanding options become exercisable in varying amounts through 2005. A summary of stock option transactions follows:


                                                                 For the years ended April 30,
                                                          ------------------------------------------
Shares Outstanding                                           1999             1998          1997
----------------------------------------------------------------------------------------------------
Outstanding at the beginning of the year                     229,523        109,347       1,471,074
Options granted                                            2,182,752        164,040             -
Options exercised                                                -              -               -
Options canceled                                             (81,121)       (43,864)     (1,361,727)
----------------------------------------------------------------------------------------------------
Options outstanding at April 30                            2,331,154        229,523         109,347
Options available for grant at April 30                      943,208      1,235,950         366,305
----------------------------------------------------------------------------------------------------
Total reserved shares                                      3,274,362      1,465,473         475,652
====================================================================================================
Options exercisable at April 30                              217,381         97,483          73,226
====================================================================================================
Option prices per share:
  Granted                                                $0.01-$2.69   $0.281-$3.906            -
  Exercised                                                      -               -              -
  Canceled                                              $2.69-$12.50   $5.625-$12.50  $5.00-$17.125
====================================================================================================

Restricted Stock Plan:
----------------------

Stock issued under the Company's stock incentive plan is delivered subject to various conditions relating to corporate performance. Compensation expense related to these options amounted to approximately $1,115,000 in 1999, $1,156,000 in 1998 and $1,374,000 in 1997. A summary of restricted stock transactions follows:

                                                                 For the years ended April 30,
                                                            --------------------------------------
Shares Outstanding                                              1999          1998         1997
--------------------------------------------------------------------------------------------------
Shares restricted at beginning of the year                     526,336     1,016,625      110,498
Shares granted                                                     -             -      1,457,000
Shares released                                               (234,174)     (434,456)    (238,915)
Shares canceled                                                 (6,000)      (55,833)    (311,958)
--------------------------------------------------------------------------------------------------
Shares restricted at April 30                                  286,162       526,336    1,016,625
==================================================================================================

Note 6 - Leases
-------------------------------------------------------------------------------

The Company is a party to a number of noncancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from three to 20 years and expire on varying dates through 2019. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment.

The Company is a co-lessee or guarantor on leases of certain franchisees which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all noncancelable leases (in thousands):


                                                         Commitments
                                                    ---------------------------------
                                                                            Sublease
                                                     Capital    Operating    Rental
Years ended April 30,                                Leases       Leases     Income
---------------------                               ---------------------------------
2000                                                $   290     $  9,664      $  831
2001                                                    196        8,764         748
2002                                                    101        7,877         748
2003                                                    101        7,099         687
2004                                                    101        6,638         625
Thereafter                                              406       24,985       1,270
                                                    --------------------------------
Total minimum lease
  commitments/receivables                             1,195     $ 65,027      $4,909
                                                                ========      ======
Less amount representing interest                       530
                                                    -------
Present value of minimum lease payments                 665
Less current portion of  capital lease obligations      222
                                                    -------
Long-term capital lease obligations                 $   443
                                                    =======

Rent expense consists of (in thousands):
                            ------------------------------------
Years ended April 30,          1999        1998           1997
---------------------       ------------------------------------
Minimum rentals             $  8,564     $  11,594      $ 11,355
Contingent rentals               475           489           623
  Less sublease rentals       (1,427)       (1,078)       (2,141)
                            ------------------------------------
Net rent expense            $  7,612     $  11,005     $   9,837
                            ========     =========     =========

Note 7-Information by Industry Segment and Geographic Area
----------------------------------------------------------

Substantially all of the Company's revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all domestic Sizzler restaurant and franchise operations. Sizzler International consists of all foreign Sizzler restaurant and franchise operations. KFC consists of KFC franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effect of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

Earnings before interest, taxes, and corporate overhead includes segment operating results before investment income, interest expense, income taxes, non-recurring charges, and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable, deferred taxes, and various other assets. The negative amount in corporate and other assets is a result of a deferred income tax liability that nets with the deferred assets of the other segments.

------------------------------------------------------------------------------------
                                                  1999         1998         1997
------------------------------------------------------------------------------------
Revenues (in thousands):
------------------------
Sizzler - USA                                  $101,872     $ 97,127     $123,128
Sizzler -  International                         40,176       50,364       72,575
KFC                                              84,278       94,842      102,566
Corporate and other                                  -           -          1,659
------------------------------------------------------------------------------------
Total                                          $226,326     $242,333     $299,928
------------------------------------------------------------------------------------

Depreciation and Amortization (in thousands):
---------------------------------------------
Sizzler - USA                                  $  3,484     $  3,942     $  4,477
Sizzler - International                           2,565        3,081        4,882
KFC                                               3,575        4,149        5,152
Corporate and other                                 303          597        1,749
------------------------------------------------------------------------------------
Total                                          $  9,927     $ 11,769     $ 16,260
------------------------------------------------------------------------------------



                                                  1999         1998         1997
---------------------------------------------------------- ------------ ------------
Earnings before Interest and Taxes
----------------------------------
(in thousands):
---------------
Sizzler - USA                                  $  8,175     $  5,891     $ (2,219)
Sizzler - International                           2,161          615       (7,748)
KFC                                               7,679        9,678       15,719
Corporate and other                              (6,253)      (4,578)      (6,700)
---------------------------------------------------------- ------------ ------------
Total                                          $ 11,762    $  11,606      $  (948)
---------------------------------------------------------- ------------ ------------

Capital Expenditures (in thousands):
-----------------------------------
Sizzler - USA                                  $  4,501    $   4,286      $ 1,358
Sizzler - International                             619          726        1,951
KFC                                               2,453        3,582        2,697
Corporate and other                                 111          337          393
---------------------------------------------------------- ------------ ------------
Total                                          $  7,684    $   8,931      $ 6,399
---------------------------------------------------------- ------------ ------------

Identifiable Assets (in thousands):
----------------------------------
Sizzler - USA                                  $ 60,538    $  59,199      $71,034
Sizzler - International                          33,641       30,939       31,904
KFC                                              33,384       42,626       62,860
Corporate and other                             (18,894)     (13,303)       2,312
---------------------------------------------------------- ------------ ------------
Total                                          $108,669    $ 119,461     $168,110
---------------------------------------------------------- ------------ ------------


Note 8 - Commitments and Contingencies
--------------------------------------

At April 30, 1999, there were no material commitments for capital projects.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon the consolidated financial position of the Company or its results of operations.

Note 9 - Employee Benefit Plans
-------------------------------

The Company maintains an executive supplemental benefit plan that covers nine former employees and four active employees. The Company discontinued adding new participants to the plan in fiscal 1992. The components of net cost of the pension plan for the years ended April 30, 1999, 1998 and 1997 determined under SFAS No. 87 are as follows:

                                                  Fiscal Year Ended
                                       ---------------------------------------
                                       April 30,      April 30,      April 30,
                                          1999           1998            1997
                                       ---------      ---------      ---------
(in thousands)
Pension Plan:
Service cost                            $   51         $   44         $ 40
Interest cost                              962          1,024          753
Expected return on plan assets              -              -            -
Amortization of prior service cost          -              -            -
Recognized net actuarial loss               81             57           63
                                        ------         ------         ----
Net periodic benefit cost               $1,094         $1,125         $856
                                        ======         ======         ====

There were no plan costs charged to continuing operations for the years ended April 30, 1999, 1998 and 1997.

The following table sets forth the funded status and amounts recognized in the Company's balance sheet for the plan:


                                                       Fiscal Year Ended
                                                    --------------------------
                                                     April 30,     April 30,
                                                        1999         1998
                                                    ------------  ------------
(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year              $   9,065     $  10,064
Service cost                                                51            44
Interest cost                                              962         1,024
Actuarial loss                                              42          (147)
Benefits paid                                           (1,182)       (1,182)
                                                     ----------    ---------
Benefit obligation at end of year                    $   8,938     $   9,803
                                                     ----------    ---------

Change in Plan Assets
Fair value of plan assets at beginning of year             -             -
Actual return on plan assets                               -             -
Employer contributions                                     -             -
Benefits paid                                              -             -
                                                    -----------   ----------
Net periodic benefit cost                           $      -      $      -
                                                    -----------   ----------

Reconciliation of Funded Status
Funded Status                                              -             -
Unrecognized actuarial (gain)/loss                         -             -
Unrecognized transition amount                             -             -
Unrecognized prior service cost                            -             -
                                                    -----------   ----------
Net amount recognized                               $      -      $      -
                                                    -----------   ----------

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Accrued benefit liability                            $   8,938    $    9,803
Accumulated other comprehensive income                     -             -
                                                     ----------   ----------
Net amount recognized                                $   8,938    $    9,803
                                                     ----------   ----------


Significant assumptions used in determining net cost and funded status information for all the periods shown above are as follows:

                                               1999      1998      1997
                                               ----      ----      ----
        Discount rate                          8.5%      8.5%     8.5%
        Rates of salary progression            5.0%      5.0%     5.0%

In addition, the Company has a contributory employee profit sharing, savings and retirement plan whereby eligible employees can elect to contribute from 1% to 15% of their salary the plan. Under the plan the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were zero for the years ended April 30, 1997 and 1998 and $198,000 for the year ended April 30, 1999.

Note 10 - Earnings Per Share
----------------------------

Earnings per share  (EPS) has been calculated as follows:

                                                       FOR THE YEARS ENDED APRIL 30,
                                                 ----------------------------------------
(In thousands, except EPS)                          1999           1998           1997
                                                 ----------     ----------     ----------
Numerator for both basic and diluted
   EPS - Net income                               $ 7,392        $ 5,378        $   565
                                                  =======        =======        =======
Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding               28,815         28,864         28,967
 Effect of dilutive stock options                      63             15            -   (a)
                                                  -------        -------        -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding              28,878         28,879         28,967
                                                  =======        =======        =======

Basic and diluted earnings per share              $  0.26        $  0.19        $  0.02
                                                  =======        =======        =======

(a) No recognition has been given to common stock equivalents as they are anti-dilutive.

Note 11- Valuation Accounts
---------------------------

The following is a summary of the activity in valuation accounts (in thousands):




                                     Balance at                           Balance
                                     Beginning                           at End of
                                     of Period     Addition Deductions     Period
                                     ----------   --------------------   ---------

Reserve for Account Receivable and
----------------------------------
Note Receivable Bad Debt
------------------------

  Year ended April 30, 1999            $ 3,380     $   501   $ 1,647      $  2,234
                                       =======     =======   =======      ========

  Year ended April 30, 1998            $ 3,971     $ 1,169   $ 1,760      $  3,380
                                       =======     =======   =======      ========

  Year ended April 30, 1997            $10,291     $   828   $ 7,148      $  3,971
                                       =======     =======   =======      ========


Note 12- Related Party Transactions
-----------------------------------

The Company has entered into a services agreement dated May 1, 1999 with director Charles F. Smith. Under the agreement, Mr. Smith is obligated to be available to provide consulting services from time to time on a mutually agreed upon basis regarding corporate business asset dispositions and financings. The agreement is terminable by either party upon ten days' written notice. The agreement provides for compensation to Mr. Smith of $2,000 per day for services rendered and reimbursement of Mr. Smith's reasonable out of pocket expenses incurred at the Company's request. No payments were made to Mr. Smith under the agreement during the 1999 fiscal year.

A subsidiary of the Company is party to a consulting agreement with Barry E. Krantz, a director of the Company. Under the agreement, Mr. Krantz provides marketing consulting services at an hourly rate. The agreement is terminable by the Company's subsidiary at any time and for any reason upon two weeks' notice. During fiscal years 1999, 1998 and 1997, the Company paid Mr. Krantz an aggregate of $124,000, $244,000 and $75,000, respectively, of fees and expenses under the consulting agreement. These amounts are recorded in general and administrative expenses in the statement of operations and comprehensive income.

The Company leases approximately 36,000 square feet of headquarters office premises from Pacifica Plaza Office Building, a limited partnership ("Pacifica"). James A. Collins, his spouse and his brother-in-law are among the partners of Pacifica, which was formed in 1979. Mr. Collins is the Company's Chairman of the Board. Mr. Collins, his spouse and his brother-in-law, directly or indirectly, own a majority interest in Pacifica. Under the four-year lease, the Company is responsible for rent payment of $34,000 a month during the period through December 1999 (except for an initial four months of abated rent), and $42,000 a month thereafter through October 31, 2001. Base rent under the lease was predicated upon the terms of a sublease negotiated between the Company and Digital Equipment Corporation ("DEC"), a tenant of Pacifica. In lieu of a sublease between the Company and DEC, the Company elected to enter into a direct lease with Pacifica for the headquarters office premises upon the condition that DEC be responsible for the difference between rent under its former lease with Pacifica (plus utilities) and the Company's base rent under the lease. The Company believes these terms were competitive at the time it entered into the lease. The expense for rent is included in general and administrate expenses in the statement of operations and comprehensive income.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosures.
----------------------

None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information required by this item with respect to the Company's directors is set forth under the captions "Election of Directors" and "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company's executive officers is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant as of June 30, 1999".


Item 11. Executive Compensation
-------------------------------

Information required by this item is set forth under the caption "Executive Compensation" and "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information required by this item is set forth under the caption "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Information required by this item is set forth under the caption "Transactions with Directors and Management" in the Company's Proxy Statement for its Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)  List of documents filed as part of the report:

     (1)  Financial Statements:

          Report of Independent Public Accountants

          Consolidated Statements of Operations and Comprehensive Income of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1999

          Consolidated Balance Sheets of Sizzler International, Inc. and Subsidiaries as of April 30, 1999 and 1998

          Consolidated Statements of Stockholders' Investment of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1999.

          Consolidated Statements of Cash Flows of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1999.

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

          3.2  Bylaws of Registrant, as amended June 16, 1999.

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

         10.4 Employment Agreement dated February 8, 1999 between Registrant and Charles L. Boppell.

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

         10.10 Employment Agreement dated May 1, 1996 between Registrant and Ryan S. Tondro, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

         10.11 Employment Agreement dated May 1, 1996 between Registrant and Michael J. Raedeke, incorporated herein by reference to Exhibit
               10.11 to the Registrant's Form 10-K for the fiscal year ended April 30, 1996.

         10.12 Consulting Agreement dated December 17, 1996 between Barry Krantz and Collins Foods International Pty Ltd., incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

         10.13 Consulting Agreement dated May 5, 1999 between Registrant and Charles F. Smith.

         10.14 Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

         10.15 1997 Employee Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form S-8 Registration Statement Number 333-476661 filed March 10, 1998.

         10.16 1997 Non-Employee Directors Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to Registrant's Form S-8 Registration Statement No. 333-47659 filed March 10, 1998.

         10.17 Form of Franchise Agreement between Sizzler USA Franchise, Inc. and Franchisee, incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q report for the quarterly period ended February 1, 1998.

         10.18 Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

         10.19 Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

         10.20 Form of Franchise Agreement between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd. relating to KFC restaurant franchise, incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

         10.21 Letter of Offer dated August 18, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K report filed October 8, 1997.

         10.22 A $63,500,000 Bill Acceptance and Discount Facility dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to
               Exhibit 3.2 to the Registrant's Form 8-K report filed October 8, 1997.

         10.23 Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K report filed October 8, 1997.

         10.24 Subordination Deed dated as of September 24, 1997 among the Registrant and certain of its subsidiaries and Westpac Banking Corporation, incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-K report filed October 8, 1997.

         10.25 Stock Pledge dated as of September 24, 1997 between the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.5 to the Registrant's Form 8-K report filed October 8, 1997.

         10.26 Form of Fixed and Floating Charge dated as of September 19, 1997 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated by reference to Exhibit 3.6 to the Registrant's Form 8-K report filed October 8, 1997.

         10.27 Corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc., incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1998.

         21.00 Subsidiaries of Registrant

         23.00 Consent of Arthur Andersen LLP

         27.00 Financial Data Schedule

(b)  Reports on Form 8-K

          Registrant has filed no reports on Form 8-K during the last quarter of its 1999 fiscal year.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 14, 1999                  SIZZLER INTERNATIONAL, INC.

                                       By: /s/ Charles L. Boppell
                                           ----------------------
                                           Charles L. Boppell
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                        TITLE                DATE
---------                        -----                ----

/s/ James A. Collins     Chairman of the Board    July 14, 1999
--------------------
James A. Collins



/s/ Charles L. Boppell   President, Chief         July 14, 1999
----------------------
Charles L. Boppell       Executive Officer and
                         Director


/s/ Barry E. Krantz      Director                 July 14, 1999
-------------------
Barry E. Krantz

/s/ Phillip D. Matthews  Director                 July 14, 1999
-----------------------
Phillip D. Matthews


/s/ Robert A. Muh        Director                 July 14, 1999
-----------------
Robert A. Muh


/s/ Charles F. Smith     Director                 July 14, 1999
--------------------
Charles F. Smith


/s/ Kevin W. Perkins     Executive Vice President July 14, 1999
--------------------
Kevin W. Perkins         and Director


/s/ Ryan S. Tondro       Vice President and       July 14, 1999
------------------
Ryan S. Tondro           Chief Financial Officer
                         (principal financial and
                         accounting officer)