Form 10-Q
period 1999-07-25
SIZZLER INTERNATIONAL INC
filed 1999-09-08
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 25, 1999

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

                     Yes    X        No ______
                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 27, 1999
-----------------------------           --------------------------------------
Common Stock $0.01 Par Value                      28,780,194 shares

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                July 25,          April 30,
                                 ASSETS                                           1999               1999
---------------------------------------------------------------------     -----------------    ---------------
                                                                               (Unaudited)        (Audited)
Current Assets:
  Cash and cash equivalents                                                   $ 18,518           $ 14,691
  Receivables, net of reserves of $1,831 at
   July 25, 1999 and $1,726 at April 30, 1999                                    3,511              3,546
  Inventories                                                                    4,101              4,346
  Prepaid expenses and other current assets                                      1,256              1,669
---------------------------------------------------------------------     ---------------      ---------------
     Total current assets                                                       27,386             24,252
---------------------------------------------------------------------     ---------------      ---------------
Property and equipment, net                                                     75,296             77,836

Long-term notes receivable, net of reserves of $508
  at July 25, 1999 and April 30, 1999                                            1,500              1,553

Deferred income taxes                                                              650                795

Intangible assets, net of accumulated amortization of
  $895 at July 25, 1999 and $887 at April 30, 1999                               2,057              2,104

Other assets, net of accumulated amortization and reserves
  of $8 at July 25, 1999 and $6 at April 30, 1999                                6,535              2,129
---------------------------------------------------------------------     ---------------      ---------------
     Total assets                                                            $ 113,424          $ 108,669
=====================================================================     ===============      ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                July 25,          April 30,
                LIABILITIES AND STOCKHOLDERS' INVESTMENT                          1999               1999
----------------------------------------------------------------------      --------------     ---------------
                                                                               (Unaudited)        (Audited)
Current Liabilities:
  Current portion of long-term debt                                             $ 5,791            $ 5,898
  Accounts payable                                                               10,313              7,892
  Other current liabilities                                                       7,965              8,853
  Income taxes payable                                                            2,739              2,449
----------------------------------------------------------------------      --------------     ---------------
     Total current liabilities                                                   26,808             25,092
----------------------------------------------------------------------      --------------     ---------------
Long-term Liabilities:
  Long-term debt, net of current portion                                         25,096             26,918
  Other liabilities                                                               6,744              3,916
----------------------------------------------------------------------      --------------     ---------------
     Total long-term liabilities                                                 31,840             30,834
----------------------------------------------------------------------      --------------     ---------------
Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                 -                  -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 28,780,194 shares at July 25, 1999
     and 28,797,828 shares at April 30, 1999                                        288                288
  Additional paid-in capital                                                    278,386            278,365
  Accumulated deficit                                                          (219,685)          (222,191)
  Accumulated other comprehensive income                                         (4,213)            (3,719)
----------------------------------------------------------------------      --------------     ---------------
     Total stockholders' investment                                              54,776             52,743
----------------------------------------------------------------------      --------------     ---------------
     Total liabilities and stockholders' investment                           $ 113,424          $ 108,669
======================================================================      ==============     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE TWELVE WEEKS ENDED JULY 25, 1999 AND JULY 26, 1998
                       (In thousands, except share data)

                                                     1999           1998
-----------------------------------------------   ----------     ----------
                                                         (Unaudited)
Revenues
 Restaurants                                      $   54,841     $   50,733
 Franchise operations                                  2,164          1,845
-----------------------------------------------   ----------     ----------
 Total revenues                                       57,005         52,578
-----------------------------------------------   ----------     ----------
Costs and Expenses
 Cost of sales                                        20,207         18,550
 Labor and related expenses                           14,845         13,745
 Other operating expenses                             11,551         10,604
 Depreciation and amortization                         2,078          2,259
 General and administrative expenses                   4,658          4,267
-----------------------------------------------   ----------     ----------
 Total operating costs                                53,339         49,425
-----------------------------------------------   ----------     ----------
 Interest expense                                        872            863
 Investment income                                      (182)          (166)
-----------------------------------------------   ----------     ----------
 Total costs and expenses                             54,029         50,122
-----------------------------------------------   ----------     ----------
Income before income taxes                             2,976          2,456
-----------------------------------------------   ----------     ----------
Provision for income taxes                               470            395
-----------------------------------------------   ----------     ----------
Net income                                        $    2,506     $    2,061
===============================================   ==========     ==========


Basic and diluted earnings per share              $     0.09     $     0.07
===============================================   ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE WEEKS ENDED JULY 25, 1999 AND JULY 26, 1998
                                (in thousands)

                                                               1999              1998
-------------------------------------------------------   ----------------  ----------------
                                                            (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $2,506            $2,061
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                    2,078             2,259
   Deferred income taxes                                               70                63
   Provision for bad debts                                            112               160
   Other                                                              157               (25)
-------------------------------------------------------   ----------------  ----------------
                                                                    4,923             4,518
Changes in operating assets and liabilities:
   Receivables                                                        (18)              (56)
   Inventories                                                        245               226
   Prepaid expenses and other current assets                          413                33
   Accounts payable                                                 2,421             1,616
   Accrued liabilities                                             (1,803)             (215)
   Income taxes payable                                               358               286
-------------------------------------------------------   ----------------  ----------------
Net cash provided by operating activities                           6,539             6,408
-------------------------------------------------------   ----------------  ----------------
INVESTING ACTIVITIES
   Additions to property and equipment                               (559)           (2,106)
   Disposal of property and equipment                                  60               399
   Other, net                                                         148              (120)
-------------------------------------------------------   ----------------  ----------------
Net cash used in investing activities                                (351)           (1,827)
-------------------------------------------------------   ----------------  ----------------
FINANCING ACTIVITIES
   Reduction of long-term debt                                     (1,382)           (1,660)
   Payment of allowed claims pursuant to
     the reorganization plan                                       (1,000)             (900)
   Other, net                                                          21               (49)
-------------------------------------------------------   ----------------  ----------------
Net cash used in financing activities                              (2,361)           (2,609)
-------------------------------------------------------   ----------------  ----------------
Net increase in cash and cash equivalents                           3,827             1,972
-------------------------------------------------------   ----------------  ----------------
Cash and cash equivalents at beginning of period                   14,691            21,167
-------------------------------------------------------   ----------------  ----------------
Cash and cash equivalents at end of period                        $18,518           $23,139
=======================================================   ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JULY 25, 1999

1.   General:

     The condensed consolidated financial statements include Sizzler International, Inc. and its wholly owned subsidiaries ("Sizzler" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler family steak house concept, including company-owned outlets, activity related to the development and operation of Sizzler franchises, and the operation of Kentucky Fried Chicken ("KFC") franchises in Queensland, Australia. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

     The condensed consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 annual report on Form 10-K.

2.   The 1996 Restructuring:

     As a result of continued domestic operating losses in the early 1990's the Company's management enacted a restructuring strategy designed to return its U.S. operations to profitability. In June 1996, the Company and four subsidiaries filed for protection from creditors under Chapter 11 of the federal Bankruptcy Code. The plans of reorganization were confirmed by the Bankruptcy Court and all plans became effective by September 23, 1997.

     Of the five companies that filed Chapter 11, final decrees have been entered in all of the cases except the case involving Sizzler Restaurants International, Inc., predecessor of Sizzler USA Restaurants, Inc., which remains open with approximately 100 claims pending.

3.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:

                                                                     Twelve weeks ended
                                                                     ------------------
                                                                   July 25,     July 26,
     In thousands, except EPS                                        1999         1998
                                                                     ----         ----
     Numerator for both basic and diluted EPS - Net income
                                                                     $ 2,506      $ 2,061
                                                                     ========     =======
     Denominator:
     Denominator for basic EPS - weighted average
      shares of common stock outstanding
     Effect of dilutive stock options                                 28,795       28,832
                                                                         150           44
     Denominator for diluted EPS - adjusted                          --------     -------
      weighted average shares outstanding
                                                                      28,945       28,876
                                                                     ========     =======
     Basic and diluted earnings per share
                                                                     $  0.09      $  0.07
                                                                     ========     =======

4.   Comprehensive Income:

     In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income for the quarters ended July 25, 1999 and July 26, 1998 are as follows (in thousands):

                                                                    Twelve weeks ended
                                                                    ------------------
                                                                   July 25,     July 26,
                                                                     1999         1998
                                                                     ----         ----
     Net Income                                                     $2,506       $2,061
     Foreign currency translation adjustments (no tax effect)         (494)        (931)
                                                                   -------      --------
                 Total comprehensive income                         $2,012       $1,130
                                                                   =======      ========

5.   Segment Information:

     The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all domestic Sizzler restaurant and franchise operations. Sizzler International consists of all foreign Sizzler restaurants and franchise operations. KFC consists of KFC franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effect of all intercompany transactions are eliminated when computing revenues and earnings before interest and taxes.

     The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

                                                                       TWELVE WEEKS ENDED
                                                                       ------------------
                                                                   July 25,          July 26,
                                                                     1999              1998
                                                                     ----              ----
     Revenues (in thousands):
     ------------------------
     Sizzler - USA                                                 $ 25,829          $ 24,730
     Sizzler - International                                          9,755             8,779
     KFC                                                             21,421            19,069
                                                                   --------          --------
        Total revenues                                             $ 57,005          $ 52,578
                                                                   ========          ========

     Earnings before Interest and Taxes (in thousands):
     --------------------------------------------------
     Sizzler - USA                                                 $  2,719          $  2,612
     Sizzler - International                                            483               (18)
     KFC                                                              2,172             2,065
     Corporate and other                                             (1,708)           (1,506)
                                                                   --------          --------
        Total earnings before interest and taxes                   $  3,666          $  3,153
                                                                   ========          ========

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
TWELVE WEEKS ENDED JULY 25, 1999 VERSUS JULY 26, 1998
-----------------------------------------------------

CONSOLIDATED OPERATIONS
-----------------------

Consolidated revenues for the quarter ended July 25, 1999 were $57,005,000 compared to $52,578,000 for the quarter ended July 26, 1998, an increase of $4,427,000 or 8.4%. Approximately $1,553,000 of the increase is due to same store sales increases associated with higher guest check averages related to successful marketing programs. In addition, approximately $1,935,000 of the increase or 4.4 percent is due to a 6.6 percent increase in the Australian dollar exchange rate.

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. The Company has three reportable segments: U.S. Sizzler operations; International Sizzler operations; and KFC operations.

The following table shows the increase in Company-operated same store sales over the prior year.

                                       FY 1999                         FY 2000
                    ----------------------------------------------   -----------
                       QTR 1      QTR 2       QTR 3      QTR 4           QTR 1
                       -----      -----       -----      -----           -----
SIZZLER
-------
  U.S.A.                7.2%       7.4%        6.5%       3.3%           2.9%

AUSTRALIA
   (Based on A$)       (5.3%)     (0.3%)       2.2%       0.8%           4.3%

KFC
---
   (Based on A$)        1.3%      (0.8%)      (1.2%)     10.5%           2.8%

On a comparative restaurant basis, Sizzler average sales per restaurant have increased for six consecutive quarters, reversing 27 consecutive quarters of decreases.

Consolidated operating expenses for the quarter ended July 25, 1999 were $53,339,000 compared to $49,425,000 for the quarter ended July 26, 1998, an increase of $3,914,000 or 7.9 percent. Approximately $1,703,000 of the increase, or

3.4 percent, is due to a 6.6 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to increases in sales volumes and to increases in prime costs from commodity price increases and to additional labor costs incurred to increase guest service.

Interest expense was $872,000 in the current quarter compared to $863,000 in the same period of the prior year, an increase of $9,000, or 1.0 percent. Interest expense is primarily related to the Company's debt with Westpac. Interest income was $182,000 in the current quarter compared to $166,000 in the same period of the prior year, an increase of $16,000 or 9.6 percent.

Income tax expense has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $470,000 in the current quarter compared to $395,000 in the same period of the prior year, an increase of $75,000 or 19.0 percent.


U.S. SIZZLER OPERATIONS
-----------------------

Revenues for the quarter ended July 25, 1999 were $25,829,000 compared to $24,730,000 for the quarter ended July 26, 1998, an increase of 4.4 percent. Restaurant sales for the current quarter were $23,960,000 compared to $23,154,000 in the same period of the prior year and were produced by 66 restaurants operating during the current quarter and the same period of the prior year. Sales for the quarter reflect higher check averages due to successful marketing promotions and menu repositioning. Franchise revenue was $1,869,000 in the current quarter compared to $1,576,000 in the same period of the prior year, an increase of $293,000 or 18.6 percent. Franchise revenues were produced by 200 franchised Sizzlers, including 13 in Latin America, in the current quarter compared to 200 franchised Sizzlers, including 10 in Latin America, in the same period of the prior year.

Prime costs were $15,390,000 in the current quarter compared to $14,747,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 64.2 percent of sales compared to 63.7 percent in the same period of the prior year.

Other operating expenses amounted to $5,204,000 for the current quarter compared to $4,974,000 for the same period of the prior year.

Management is continuing its plan to reposition the Sizzler concept by recertifying all restaurant employees with updated training programs. We also plan to improve the quality of the Sizzler customer experience by remodeling existing restaurants with a new design that is currently being tested and supporting these initiatives with appropriate marketing programs.

INTERNATIONAL SIZZLER OPERATIONS
--------------------------------

Total revenues for the quarter ended July 25, 1999 were $9,755,000 compared to $8,779,000 for the quarter ended July 26, 1998, an increase of 11.1 percent. Approximately 6.6 points of the increase, or $606,000, was due to an increase in the Australian dollar exchange rate. The increase is due to higher same store sales driven by increases in customer counts and check averages associated with menu repositioning and successful marketing promotions. Restaurant sales for the current quarter were $9,460,000 compared to $8,510,000 in the same period of the prior year and were produced by 31 restaurants operating during the current quarter and the same period of the prior year. Franchise revenue was $295,000 in the current quarter compared to $269,000 in the same period of the prior year, an increase of $26,000 or 9.7 percent. Franchise revenues were produced by three joint ventures and 47 franchised Sizzlers in the current quarter compared to three joint venture and 50 franchised Sizzlers in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $6,434,000 in the current quarter compared to $5,881,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 68.0 percent of sales compared to 69.1 percent in the same period of the prior year due to lower labor costs offset by higher beef prices.

Other operating expenses amounted to $2,086,000 for the current quarter compared to $1,934,000 for the same period of the prior year.


KFC OPERATIONS
--------------

Revenues for the quarter ended July 25, 1999 were $21,421,000 compared to $19,069,000 for the quarter ended July 26, 1998, an increase of 12.3 percent. Approximately 6.6 points of the increase, or $1,330,000, is due to an increase in the Australian dollar exchange rate. In addition, sales for the current quarter reflect 101 restaurants operating during the current quarter compared to 98 restaurants in the same period of the prior year. Sales for the quarter also reflect higher check averages due to successful marketing promotions and price increases.

Prime costs were $13,063,000 in the current quarter compared to $11,386,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 61.0 percent of sales compared to 59.7 percent in the same period of the prior year due to improving the quality of the chicken menu and to increasing store labor to provide better guest service.

Other operating expenses amounted to $5,142,000 for the current quarter compared to $4,509,000 for the same period of the prior year. This increase was due to higher marketing costs associated with the Star Wars(R) promotion.

Management is continuing its plan to reposition the Sizzler concept in Australia by implementing the menu and facility changes that achieved positive operating results in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the amount of restaurant personnel.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of working capital is net cash provided by operations, which amounted to $6,539,000 for the first twelve weeks of fiscal 2000 compared to $6,408,000 for the same period of the prior year.

The Company's working capital at July 25, 1999 was $578,000 including cash and cash equivalents of $18,518,000. At April 30, 1999 the Company had a working capital deficit of $840,000. The Company's working capital is generally in a deficit position because, like most restaurant businesses, substantially all sales are for cash, while credit is received from trade suppliers.

Total Assets / Capital Expenditures
-----------------------------------

At July 25, 1999, total assets were $113,424,000, an increase of $4,755,000 or
4.4 percent from April 30, 1999. Property and equipment represented approximately 66.4 percent of total assets at July 25, 1999 and 71.6 percent at April 30, 1999.

Capital expenditures were $559,000 for the quarter ended July 25, 1999 and $2,106,000 for the same period last year. The current year's capital expenditures were primarily used for replacements of equipment and building improvements in existing restaurants. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. Domestically the Company will focus on the remodeling of its existing Company-operated restaurants.

The cost of completing point of sale and corporate office systems upgrades in connection with a lease that expired in the quarter ended July 25, 1999 is approximately $1,600,000. The Company has a new lease in place to finance these costs.

Debt
----

On September 23, 1997, the Company obtained a $63,500,000 AUD (approximately $46,900,000 US) bank facility from Westpac Banking Corporation in order to refinance the claims of the Company's Chapter 11 unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin is based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and will vary between 1.25% and 2.25%. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions.

Based on current levels of operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements when due and to fund its capital expenditure and working capital requirements.

Sale Leaseback
--------------

The Company has initiated a plan for a more strategic use of its assets via the sale and leaseback of Company-owned real estate in Australia, primarily the restaurants in which the Company operates KFC franchises in Queensland, Australia. The Company plans to utilize the proceeds from this transaction to expand its restaurant operations in the United States by remodeling existing Company-owned stores, expanding its existing Sizzler Company-owned operations and/or acquiring a new restaurant concept.

YEAR 2000
---------

The Company is aware of the broad impact the Year 2000 issue could have on its business and, as a result, in fiscal 1998 established a comprehensive enterprise-wide program to prepare its computer systems and applications. This program consists of three areas: information systems, supply chain and critical third party readiness and business equipment. The Company has utilized both internal and external resources to inventory, assess, remediate, replace and test its sytems for Year 2000 compliance and expects that all mission-critical systems will be Year 2000 compliant by November, 1999.

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

Equipment and software critical to restaurant and corporate office operations was scheduled to be replaced in fiscal 2000 in connection with a lease ending in the ordinary course of business. The new equipment is Year 2000 compliant and is currently being installed. The cost of this hardware and software is approximately $1,600,000 and, along with an additional $410,000 in costs related to accounting software upgrades, has been financed with a new lease.

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


QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
----------------------------------------------------

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

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

     On August 16, 1999, the Company, its subsidiary Sizzler USA Restaurants, Inc., and four present and former officers and directors were named as defendants in a lawsuit filed by a former officer and employee of Sizzler USA Restaurants, Inc., Kathryn McGuigan v. Sizzler USA Restaurants, Inc.,
                            --------------------------------------------------
     Sizzler International, Inc., Chris Thomas, Dick Bermingham, Ryan Tondro,
     ------------------------------------------------------------------------
     Barry Krantz  et al., Case No. BC 215233 (Superior Court of the State of
     ---------------------
     California For the County of Los Angeles). Plaintiff seeks damages in excess of twenty million dollars and alleges sexual harassment, gender discrimination, failure to investigate sexual harassment, retaliation and wrongful termination. The Company believes the claims are without merit and will vigorously defend the lawsuit. The Company does not believe that the proceeding is material to the business or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a. On August 17, 1999 Sizzler International, Inc. held its annual meeting of stockholders.

b.  The following directors were elected as members of the Board at the Meeting:

                            Term
                           Expires           For              Withheld
                           -------           ---              --------
Charles L. Boppell          2002          25,212,652           605,020
Phillip D. Matthews         2002          25,246,132           571,540
Robert A. Muh               2002          25,190,943           626,729

The following directors' terms of office continued after the meeting

                            Term
                           Expires
                           -------
Barry E. Krantz             2000
Kevin W. Perkins            2000
James A. Collins            2001
Charles F. Smith            2001

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended July 25, 1999.


                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIZZLER INTERNATIONAL, INC.
                                    Registrant



Date:  September 3, 1999            /s/ Charles L. Boppell
                                    -----------------------------
                                    Charles L. Boppell
                                    Chief Executive Officer



Date:  September 3, 1999            /s/ Steven R. Selcer
                                    -----------------------------
                                    Steven R. Selcer
                                    Vice President
                                    (Principal Financial Officer)