Form 10-Q
period 1999-10-17
SIZZLER INTERNATIONAL INC
filed 1999-11-30
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended October 17, 1999

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


     6101 West Centinela Avenue, Suite 200, Culver City, California 90230
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, including zip code)

                                (310) 568-0135
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                           Yes    X    No ______
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 24, 1999
----------------------------               -------------------------------------
Common Stock $0.01 Par Value                         28,776,134 shares

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 October 17,           April 30,
                                ASSETS                                              1999                  1999
------------------------------------------------------------------              -----------           ----------
                                                                                 (Unaudited)           (Audited)
Current Assets:
  Cash and cash equivalents                                                     $      21,025         $    14,691
  Receivables, net of reserves of $1,916 at
  October 17, 1999 and $1,726 at April 30, 1999                                         3,369               3,546
  Inventories                                                                           4,001               4,346
  Prepaid expenses and other current assets                                             1,663               1,669
------------------------------------------------------------------              -------------         -----------
     Total current assets                                                              30,058              24,252
------------------------------------------------------------------              -------------         -----------
Property and equipment, net                                                            73,690              77,836

Long-term notes receivable, net of reserves of $528
  at October 17, 1999 and $508 at April 30, 1999                                        1,453               1,553

Deferred income taxes                                                                     609                 795

Intangible assets, net of accumulated amortization of
  $918 at October 17, 1999 and $887 at April 30, 1999                                   2,030               2,104

Other assets, net of accumulated amortization and reserves
  of $10 at October 17, 1999 and $6 at April 30, 1999                                   3,314               2,129
------------------------------------------------------------------              -------------         -----------
     Total assets                                                               $     111,154         $   108,669
==================================================================              =============         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 October 17,            April 30,
   LIABILITIES AND STOCKHOLDERS' INVESTMENT                                         1999                  1999
----------------------------------------------                                   -----------           ----------
                                                                                 (Unaudited)           (Audited)
Current Liabilities:
  Current portion of long-term debt                                                $   5,797            $   5,898
  Accounts payable                                                                     8,315                7,892
  Other current liabilities                                                            8,205                8,853
  Income taxes payable                                                                 2,474                2,449
----------------------------------------------                                   -----------           ----------
    Total current liabilities                                                         24,791               25,092
----------------------------------------------                                   -----------           ----------
Long-term Liabilities:
  Long-term debt, net of current portion                                              24,791               26,918
  Other liabilities                                                                    4,824                3,916
-----------------------------------------------                                  -----------           ----------
    Total long-term liabilities                                                       29,615               30,834
-----------------------------------------------                                  -----------           ----------
Stockholders' Investment:
  Capital stock -
   Preferred, authorized 1,000,000 shares, $5 par value;
    no shares issued                                                                       -                    -
   Common, authorized 50,000,000 shares, $0.01 par value;
    outstanding 28,776,134 shares at October 17, 1999
    and 28,797,828 shares at April 30, 1999                                              288                  288
   Additional paid-in capital                                                        278,377              278,365
   Accumulated deficit                                                              (217,622)            (222,191)
   Accumulated other comprehensive income                                             (4,295)              (3,719)
---------------------------------------------------                              -----------           ----------
    Total stockholders' investment                                                    56,748               52,743
---------------------------------------------------                              -----------           ----------
    Total liabilities and stockholders' investment                                 $ 111,154            $ 108,669
===================================================                              ===========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)



                                                 TWENTY-FOUR WEEKS ENDED
                                                 -----------------------
                                                 OCTOBER 17,  OCTOBER 18,
                                                    1999         1998
----------------------------------------         -----------  -----------
                                                       (Unaudited)
Revenues
 Restaurants                                     $  108,050    $   99,706
 Franchise operations                                 4,218         3,886
----------------------------------------         -----------  -----------
 Total revenues                                     112,268       103,592
----------------------------------------         -----------  -----------
Costs and Expenses
 Cost of sales                                       39,710        36,521
 Labor and related expenses                          29,377        27,188
 Other operating expenses                            23,272        21,188
 Depreciation and amortization                        4,232         4,411
 General and administrative expenses                  8,752         8,500
----------------------------------------         -----------  -----------
 Total operating costs                              105,343        97,808
----------------------------------------         -----------  -----------
 Interest expense                                     1,688         1,704
 Investment income                                     (380)         (360)
----------------------------------------         -----------  -----------
 Total costs and expenses                           106,651        99,152
----------------------------------------         -----------  -----------
Income before income taxes                            5,617         4,440
----------------------------------------         -----------  -----------
Provision for income taxes                            1,048           775
----------------------------------------         -----------  -----------
Net income                                       $    4,569    $    3,665
========================================         ===========  ===========


Basic and diluted earnings per share             $     0.16    $     0.13
========================================         ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)



                                              TWELVE WEEKS ENDED
                                              ------------------
                                            OCTOBER 17, OCTOBER 18,
                                               1999        1998
--------------------------------------      ----------- -----------
Revenues
 Restaurants                                $   53,209  $   48,973
 Franchise operations                            2,054       2,041
--------------------------------------      ----------- -----------
 Total revenues                                 55,263      51,014
--------------------------------------      ----------- -----------
Costs and Expenses
 Cost of sales                                  19,503      17,971
 Labor and related expenses                     14,532      13,443
 Other operating expenses                       11,721      10,584
 Depreciation and amortization                   2,154       2,152
 General and administrative expenses             4,094       4,233
--------------------------------------      ----------- -----------
 Total operating costs                          52,004      48,383
--------------------------------------      ----------- -----------
 Interest expense                                  816         841
 Investment income                                (198)       (194)
--------------------------------------      ----------- -----------
 Total costs and expenses                       52,622      49,030
--------------------------------------      ----------- -----------
Income before income taxes                       2,641       1,984
--------------------------------------      ----------- -----------
Provision for income taxes                         578         380
--------------------------------------      ----------- -----------
Net income                                  $    2,063  $    1,604
======================================      =========== ===========

Basic and diluted earnings per share        $     0.07  $     0.06
======================================      =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        TWENTY-FOUR WEEKS ENDED
                                                       -------------------------
                                                        OCTOBER 17,   OCTOBER 18,
                                                           1999          1998
-----------------------------------------------------  ------------  ------------
                                                        (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
Net income                                              $   4,569       $ 3,665
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                              4,232         4,411
 Deferred income taxes                                        152           134
 Provision for bad debts                                      221            37
 Other                                                         26            55
Changes in operating assets and liabilities:
 Receivables                                                   68          (619)
 Inventories                                                  345           142
 Prepaid expenses and other current assets                      6            49
 Accounts payable                                             423         2,062
 Accrued liabilities                                        2,724        (2,756)
 Income taxes payable                                          49           577
-----------------------------------------------------   ---------    ----------
Net cash provided by operating activities                  12,815         7,757
-----------------------------------------------------   ---------    ----------
INVESTING ACTIVITIES
  Additions to property and equipment                      (1,837)       (4,710)
  Disposal of property and equipment                        1,041         1,313
  Other, net                                               (1,523)       (1,879)
-----------------------------------------------------   ---------    ----------
Net cash used in investing activities                      (2,319)       (5,276)
-----------------------------------------------------   ---------    ----------
FINANCING ACTIVITIES
  Reduction of long-term debt                              (1,627)       (2,000)
  Payment of allowed claims pursuant to
   the reorganization plan                                 (2,547)       (3,769)
  Other, net                                                   12           (47)
-----------------------------------------------------   ---------    ----------
Net cash used in financing activities                      (4,162)       (5,816)
-----------------------------------------------------   ---------    ----------
Net increase (decrease) in cash and cash equivalents        6,334        (3,335)
-----------------------------------------------------   ---------    ----------
Cash and cash equivalents at beginning of period           14,691        21,167
-----------------------------------------------------   ---------    ----------
Cash and cash equivalents at end of period              $  21,025       $17,832
-----------------------------------------------------   ---------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF OCTOBER 17, 1999



1.   General:

     The condensed consolidated financial statements include Sizzler International, Inc. and its wholly owned subsidiaries ("Sizzler" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler Family Steakhouse concept, including company-owned outlets, activity related to the development and operation of Sizzler franchises, and the operation of Kentucky Fried Chicken ("KFC") franchises in Queensland, Australia. References to the Company throughout these Notes to Financial Statements may be made using the first person notations of "we" or "us."

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

3.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:


                                                                      Twelve weeks ended       Twenty-four weeks ended
                                                                 --------------------------   --------------------------
                                                                 October 17,    October 18,   October 17,    October 18,
     In thousands, except EPS                                       1999           1998          1999           1998
                                                                    ----           ----          ----           ----
     Numerator for basic and diluted EPS
        Net income                                               $     2,063    $     1,604   $     4,569    $     3,665
                                                                 -----------    -----------   -----------    -----------

     Denominator:
      Denominator for basic EPS - weighted average
       shares of common stock outstanding                             28,776         28,822        28,786         28,827
      Effect of dilutive stock options                                   271             34           210             39
                                                                 -----------    -----------   -----------    -----------
      Denominator for diluted EPS - adjusted
       weighted average shares outstanding                            29,047         28,856        28,996         28,866
                                                                 ===========    ===========   ===========    ===========
     Basic and diluted earnings per share                        $      0.07    $      0.06   $      0.16    $      0.13
                                                                 ===========    ===========   ===========    ===========

4.   Comprehensive Income:

     In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income for the twenty-four weeks ended October 17, 1999 and October 18, 1998 are as follows (in thousands):

                                                                    Twelve weeks ended            Twenty-four weeks ended
                                                                ---------------------------     ----------------------------
                                                                October 17,     October 18,     October 17,      October 18,
                                                                   1999             1998            1999             1998
                                                                   ----             ----            ----             ----
     Net Income                                                 $     2,063     $    1,604      $    4,569       $     3,665
     Foreign currency translation
      adjustments (no tax effect)                                       (82)           579            (576)             (352)
                                                                -----------     ----------      ----------       -----------
       Total comprehensive income $ 1,981                       $     1,981     $    2,183      $    3,993       $     3,313
                                                                ===========     ==========      ==========       ===========

5.   Segment Information:

     The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all domestic Sizzler restaurant and franchise operations. Sizzler International consists of all foreign Sizzler restaurants and franchise operations. KFC consists of KFC restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effect of all intercompany transactions are eliminated when computing revenues and earnings before interest and taxes.

     The corporate and other component of earnings before interest and taxes represents indirect corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

                                                               Twelve weeks ended           Twenty-four weeks ended
                                                         ----------------------------     --------------------------
                                                         October 17,      October 18,     October 17,    October 18,
                                                            1999             1998           1999            1998
                                                            ----             ----           ----            ----
     Revenues (in thousands):
     -----------------------
     Sizzler - USA                                       $    24,054      $    23,989     $    49,883    $    48,719
     Sizzler - International                                   9,874            8,874          19,629         17,653
     KFC                                                      21,335           18,151          42,756         37,220
                                                         -----------      -----------     -----------    -----------
     Total revenues                                      $    55,263      $    51,014     $   112,268    $   103,592
                                                         ===========      ===========     ===========    ===========

     Earnings before Interest and Taxes (in thousands):
     -------------------------------------------------
     Sizzler - USA                                       $     2,568       $    2,085     $     5,287    $     4,697
     Sizzler - International                                     452              334             935            446
     KFC                                                       2,370            1,760           4,542          3,913
     Corporate and other                                      (2,131)          (1,548)         (3,839)        (3,272)
                                                         -----------      -----------     -----------    -----------
     Total earnings before interest and taxes            $     3,259      $     2,631     $     6,925    $     5,784
                                                         ===========      ===========     ===========    ===========

6.   Subsequent Events:

     On November 11, 1999, the Board of Directors authorized a plan to repurchase up to 1.5 million shares of Sizzler common stock.

     On November 17, 1999, the Company commenced the sale and leaseback of 49 KFC/Sizzler properties in Australia and contracts were entered into with final closing contemplated before January 1, 2000. The remaining 18 properties are expected to be sold through private transactions by the end of the Company's fiscal year. The leases are expected to be in the range of three to 11 years.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
TWELVE WEEKS ENDED OCTOBER 17, 1999 VERSUS OCTOBER 18, 1998
-----------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Consolidated revenues for the quarter ended October 17, 1999 were $55,263,000 compared to $51,014,000 for the quarter ended October 18, 1998, an increase of $4,249,000 or 8.3 percent. Approximately half of the increase is due to same store sales increases from the international operations associated with higher guest check averages. In addition, approximately $2,232,000 of the increase is due to an 8.8 percent increase in the Australian dollar exchange rate.

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. The Company has three reportable segments: U.S. Sizzler operations; International Sizzler operations; and KFC operations.

The following table shows the increase in Company-operated same store sales over the prior year.

                                              FY 1999                           FY 2000
                             ---------------------------------------     -------------------
                             QTR 1      QTR 2      QTR 3      QTR 4      QTR 1         QTR 2
                             -----      -----      -----      ------     -----         -----
SIZZLER
-------
 U.S.A.                       7.2%       7.4%       6.5%       3.3%       2.9%          (0.6%)

 AUSTRALIA
   (Based on A$)             (5.3%)     (0.3%)      2.2%       0.8%       4.3%           2.0%

KFC
---
  (Based on A$)               1.3%      (0.8%)     (1.2%)     10.5%       2.8%           6.4%

Consolidated operating expenses for the quarter ended October 17, 1999 were $52,004,000 compared to $48,383,000 for the quarter ended October 18, 1998, an increase of $3,621,000 or 7.5 percent. Approximately $2,408,000 of the increase, or 5.0 percent, is due to an 8.8 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to increases in sales volumes and to increases in prime costs from commodity price increases and to additional labor costs incurred to increase guest service.

Interest expense was $816,000 in the current quarter compared to $841,000 in the same period of the prior year, a decrease of $25,000, or 3.0 percent primarily due to lower principal balances. Interest expense is primarily related to the Company's debt with Westpac. Interest income was $198,000 in the current quarter compared to $194,000 in the same period of the prior year, an increase of $4,000 or 2.1 percent.

Income tax expense was $578,000 in the current quarter compared to $380,000 in the same period of the prior year, an increase of $198,000 due primarily to an increase in Australian taxable income relating to the Company's International operations.


U.S. SIZZLER OPERATIONS
-----------------------

Revenues for the quarter ended October 17, 1999 were $24,054,000 compared to $23,989,000 for the quarter ended October 18, 1998, an increase of 0.3 percent. Restaurant sales for the current quarter were $22,344,000 compared to $22,232,000 in the same period of the prior year and were produced by 66 restaurants operating during the current quarter and the same period of the prior year. Sales for the quarter reflect higher check averages due to successful marketing promotions and menu repositioning. Franchise revenue was $1,710,000 in the current quarter compared to $1,757,000 in the same period of the prior year, a decrease of $47,000 or 2.7 percent. Franchise revenues were produced by 199 franchised Sizzlers, including 12 in Latin America, in the current quarter compared to 198 franchised Sizzlers, including 10 in Latin America, in the same period of the prior year.

Prime costs were $14,367,000 in the current quarter compared to $14,319,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 64.3 percent of sales compared to 64.4 percent in the same period of the prior year.

Other operating expenses amounted to $5,288,000 for the current quarter compared to $5,277,000 for the same period of the prior year.

Management is continuing its plan to reposition the Sizzler concept back to a midscale family steakhouse by upgrading the quality of the food and improving cooking methods and by recertifying all restaurant employees with updated training programs. We also plan to improve the quality of the Sizzler customer experience by remodeling existing restaurants with a new design that is currently being tested and supporting these initiatives with appropriate marketing programs.


INTERNATIONAL SIZZLER OPERATIONS
--------------------------------

Total revenues for the quarter ended October 17, 1999 were $9,874,000 compared to $8,874,000 for the quarter ended October 18, 1998, an increase of 11.3 percent. Approximately 8.8 points of the increase, or $782,000, was due to an increase in the Australian dollar exchange rate. The balance of the increase is due primarily to higher same store sales driven by increases in customer counts and check averages associated with menu repositioning and successful marketing promotions. Restaurant sales for the current quarter were $9,530,000 compared to $8,590,000 in the same period of the prior year and were produced by 31 restaurants operating during the current quarter and the same period of the prior year. Franchise revenue was $344,000 in the current quarter compared to $284,000 in the same period of the prior year, an increase of $60,000 or 21.1 percent due to same store sales increases and favorable Australian and Asian exchange rates. Franchise revenues were produced by three joint ventures and 46 franchised Sizzlers in the current quarter compared to three joint ventures and 50 franchised Sizzlers in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $6,513,000 in the current quarter compared to $5,783,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 68.3 percent of sales compared to 67.3 percent in the same period of the prior year due to higher food cost resulting from increases in commodity prices.

Other operating expenses amounted to $2,152,000 for the current quarter compared to $1,892,000 for the same period of the prior year primarily due to the increased exchange rates and increased sales.

Management is continuing its plan to reposition the Sizzler concept in Australia by implementing the menu and facility changes that achieved positive operating results in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel.


KFC OPERATIONS
--------------

Revenues for the quarter ended October 17, 1999 were $21,335,000 compared to $18,151,000 for the quarter ended October 18, 1998, an increase of 17.5 percent. Approximately 8.8 points of the increase, or $1,597,000, is due to an increase in the Australian dollar exchange rate. In addition, sales for the current quarter reflect 101 restaurants operating during the current quarter compared to 99 restaurants in the same period of the prior year. Sales for the quarter also reflect higher check averages due to successful marketing promotions and price increases.

Prime costs were $12,957,000 in the current quarter compared to $11,056,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 60.7 percent of sales compared to 60.9 percent in the same period of the prior year.

Other operating expenses amounted to $5,140,000 for the current quarter compared to $4,400,000 for the same period of the prior year. This increase was due to the increased Australian dollar exchange rate along with increased sales.

RESULTS OF OPERATIONS
---------------------
TWENTY-FOUR WEEKS ENDED OCTOBER 17, 1999 VERSUS OCTOBER 18, 1998
----------------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Consolidated revenues for the twenty-four weeks ended October 17, 1999 were $112,268,000 compared to $103,592,000 for the twenty-four weeks ended October 18, 1998, an increase of $8,676,000 or 8.4 percent. Approximately half of the increase is due to same store sales increases associated with higher guest check averages related to successful marketing programs. In addition, approximately $4,231,000 of the increase or 4.1 percent is due to a 7.7 percent increase in the Australian dollar exchange rate.

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. The Company has three reportable segments: U.S. Sizzler operations; International Sizzler operations; and KFC operations.

Consolidated operating expenses for the twenty-four weeks ended October 17, 1999 were $105,343,000 compared to $97,808,000 for the twenty-four weeks ended October 18, 1998, an increase of $7,535,000 or 7.7 percent. Approximately $4,076,000 of the increase, or 4.1 percent, is due to a 7.7 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to increases in sales volumes and to increases in prime costs from commodity price increases and to additional labor costs incurred to increase guest service.

Interest expense was $1,688,000 for the twenty-four weeks ended October 17, 1999 compared to $1,704,000 in the same period of the prior year, a decrease of $16,000, or 0.9 percent. Interest expense is primarily related to the Company's debt with Westpac. Interest income was $380,000 compared to $360,000 in the same period of the prior year, an increase of $20,000 or 5.6 percent.

Income tax expense was $1,048,000 in the first twenty-four weeks of fiscal year 2000 compared to $775,000 in the same period of the prior year, an increase of $273,000 due primarily to an increase in Australian taxable income relating to the Company's International operations.


U.S. SIZZLER OPERATIONS
-----------------------

Revenues for the twenty-four weeks ended October 17, 1999 were $49,883,000 compared to $48,719,000 for the twenty-four weeks ended October 18, 1998, an increase of $1,164,000 or 2.4 percent. Restaurant sales were $46,304,000 compared to $45,386,000 in the same period of the prior year and were produced by 66 restaurants operating during the current year and the same period of the prior year. Sales for the year reflect higher check averages due to successful marketing promotions and menu repositioning. Franchise revenue was $3,579,000 for the first twenty-four weeks of this year compared to $3,333,000 in the same period of the prior year, an increase of $246,000 or 7.4 percent primarily due to same store sales increases. Franchise revenues were produced by 199 franchised Sizzlers, including 12 in Latin America, in the current quarter compared to 198 franchised Sizzlers, including 10 in Latin America, in the same period of the prior year.

Prime costs were $29,757,000 for the twenty-four weeks ended October 17, 1999 compared to $29,066,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 64.3 percent of sales compared to
64.0 percent in the same period of the prior year.

Other operating expenses amounted to $10,492,000 for the current year compared to $10,251,000 for the same period of the prior year.

Management is continuing its plan to reposition the Sizzler concept back to a midscale family steakhouse by upgrading the quality of the food and improving cooking methods and by recertifying all restaurant employees with updated training programs. We also plan to improve the quality of the Sizzler customer experience by remodeling existing restaurants with a new design that is currently being tested and supporting these initiatives with appropriate marketing programs.


INTERNATIONAL SIZZLER OPERATIONS
--------------------------------

Total revenues for the twenty-four weeks ended October 17, 1999 were $19,629,000 compared to $17,653,000 for the twenty-four weeks ended October 18, 1998, an increase of $1,976,000 or 11.2 percent. Approximately 7.7 points of the increase, or $1,361,000, was due to an increase in the Australian dollar exchange rate. The balance of the increase is primarily due to higher same store sales driven by increases in customer counts and check averages associated with menu repositioning and successful marketing promotions. Restaurant sales for the twenty-four weeks ended October 17, 1999 were $18,990,000 compared to $17,100,000 in the same period of the prior year and were produced by 31 restaurants operating during the current year and the same period of the prior year. Franchise revenue was $639,000 in the current year compared to $553,000 in the same period of the prior year, an increase of $86,000 or 15.6 percent. Franchise revenues were produced by three joint ventures and 46 franchised Sizzlers in the current year compared to three joint venture and 50 franchised Sizzlers in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $12,947,000 for the twenty-four weeks ended October 17, 1999 compared to $11,664,000 in the same period of the prior year. Prime costs, which include food, paper and labor, were 68.2 percent of sales for the twenty-four weeks ended October 17, 1999 and October 18, 1998.

Other operating expenses amounted to $4,238,000 for the current fiscal year compared to $3,826,000 for the same period of the prior year, reflecting the increased exchange rates along with increased sales.

Management is continuing its plan to reposition the Sizzler concept in Australia by implementing the menu and facility changes that achieved positive operating results in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel.


KFC OPERATIONS
--------------

Revenues for the twenty-four weeks ended October 17, 1999 were $42,756,000 compared to $37,220,000 for the twenty-four weeks ended October 18, 1998, an increase of $5,536,000 or 14.9 percent. Approximately 7.7 points of the increase, or $2,870,000, is due to an increase in the Australian dollar exchange rate. In addition, sales for the current year reflect 101 restaurants operating compared to 99 restaurants in the same period of the prior year. Sales for the year also reflect higher check averages due to successful marketing promotions and price increases.

Prime costs were $26,020,000 in the current year compared to $22,442,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 60.9 percent of sales compared to 60.3 percent in the same period of the prior year due to improving the quality of the chicken menu and to increasing store labor to provide better guest service.

Other operating expenses amounted to $10,282,000 for the current year compared to $8,908,000 for the same period of the prior year. This increase was due to the increased Australian dollar exchange rate along with increased sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of working capital is net cash provided by operations, which amounted to $12,815,000 for the first twenty-four weeks of fiscal year 2000 compared to $7,757,000 for the same period of the prior year.

The Company's working capital at October 17, 1999 was $5,267,000 including cash and cash equivalents of $21,025,000. At April 30, 1999 the Company had a working capital deficit of $840,000.

Total Assets / Capital Expenditures
-----------------------------------

At October 17, 1999, total assets were $111,154,000, an increase of $2,485,000 or 2.3 percent from April 30, 1999. Property and equipment, net of depreciation and amortization, represented approximately 66.3 percent of total assets at October 17, 1999 and 71.6 percent at April 30, 1999.

Capital expenditures were $1,837,000 for the twenty-four weeks ended October 17, 1999 and $4,710,000 for the same period last year. The current year's capital expenditures were primarily used for replacements of equipment and building improvements in existing restaurants. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, expanding its KFC's with other Tricon concepts, joint ventures and the development of the franchise system.

Domestically the Company has begun testing a remodel design in one of its existing Company-operated restaurants with three additional remodels in progress. The remodel design includes updated decor and new cooking equipment. Preliminary results are positive and, provided they continue, the Company plans to remodel all Company-operated restaurants by the end of calendar year 2000 at a total cost of approximately $13.2 million. The Company plans to fund its remodel program with operating cash flow and cash generated from the planned sale and leaseback of its real estate in Australia.

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

Sale and Leaseback
------------------

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

YEAR 2000
---------

In fiscal 1998, the Company established a comprehensive enterprise-wide program to prepare its computer systems and applications for the year 2000 issue. This program consisted of three areas: information systems, supply chain and critical third party readiness and business equipment. Utilizing both internal and external resources to inventory, assess, remediate, replace and test its sytems for Year 2000 compliance the Company has completed all necessary modifications to its mission-critical systems.

To reduce the risks associated with the Year 2000 the Company has closely assessed the vendors supplying the Company's restaurants with food and other products to ensure that they are aware of the Year 2000 business risks and are appropriately addressing them. Surveys were sent to critical suppliers, service providers and the Company's franchisees to obtain reasonable assurance that plans are in place to address the Year 2000 issue. Contingency plans have been developed for those vendors that have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company is also communicating with its franchise business partners regarding the potential business risks associated with the Year 2000 issue.

Equipment and software critical to restaurant and corporate office operations was scheduled to be replaced in fiscal 2000 in connection with a lease ending in the ordinary course of business. The new equipment is Year 2000 compliant and installation is nearly complete. The cost of this hardware and software is approximately $1,600,000 and, along with an additional $410,000 in costs related to accounting software upgrades, has been financed with a new lease. These costs have not had and are not expected to have a material impact on the Company's financial position.

The Company does not believe Year 2000 issues relating its systems, suppliers or the Company's franchisees present significant operational or financial difficulties for the Company; however, in the unlikely event Sizzler, a significant number of its key suppliers or its franchisees are unable to resolve their issues in a timely manner, such matters could have a material impact on the Company's results of operations. In addition, failures related to Year 2000 issues by providers of infrastructure services could have a material adverse effect on results of operations. Possible consequences include delays in delivering products to restaurants and temporary isolated restaurant closures. The Company will have a team of management and technical personnel at both its corporate and international offices to ensure a quick response to, and resolution of any unforeseen Year 2000 problems that may occur.

All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.


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


FORWARD-LOOKING STATEMENTS
--------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. Such forward-looking statements include, but are not limited to, statements regarding (i) the successful implementation, and the timing of the implementation, of the Company's current operating strategies, including but not limited to food product enhancement, facilities remodeling, co-branding, sale and leaseback and stock repurchase programs; (ii) the positive impact on financial performance of the implementation of the Company's operating strategies; (iii) the completion of the acquisition of a restaurant chain. The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements contained herein. Such factors include, but not are limited to, (a) the Company's ability to implement its operating strategies efficiently and on schedule; (b) the strength and duration of positive consumer response of the Company's new food offerings and restaurant remodeling; (c) the availability on favorable terms of acquisition opportunities meeting the Company's criteria, and the Company's ability successfully to expand the acquired concept; (d) exchange rate fluctuations and other financial market changes that could affect the Company's revenues and earnings and (e) other risks as detailed from time to time in the Company's SEC reports.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K

     The Company filed a report on Form 8-K dated July 27, 1999 reporting that on July 26, 1999 Sizzler International, Inc. issued a press release relating to the retirement of its Chairman of the Board of Directors.

     The Company filed a report on Form 8-K dated August 19, 1999 reporting the following press releases:

     On August 16, 1999 Sizzler International, Inc. issued a press release announcing the naming of a new Chairman of the Board of Directors, Vice President/ Chief Financial Officer, Vice President/ General
     Counsel/Secretary and Vice President - Acquisitions and Development.

     On August 16, 1999 Sizzler International, Inc. issued a press release responding to a lawsuit filed by a former employee.

     On August 17, 1999 Sizzler International, Inc. issued a press release announcing an accelerated growth plan adopted by its new management team.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SIZZLER INTERNATIONAL, INC.
                                        Registrant



Date:  November 30, 1999                /s/ Charles L. Boppell
                                        -------------------------
                                        Charles L. Boppell
                                        Chief Executive Officer



Date:  November 30, 1999                /s/ Steven R. Selcer
                                        -------------------------
                                        Steven R. Selcer
                                        Vice President
                                        (Principal Financial Officer)