Form 10-Q
period 2000-02-06
SIZZLER INTERNATIONAL INC
filed 2000-03-17
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - Q

            | X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 6, 2000

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

                           Yes   X        No
                              -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at March 17, 2000
----------------------------                ------------------------------------
Common Stock $0.01 Par Value                         28,066,706 shares


                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                      February 6,                April 30,
                     ASSETS                                              2000                       1999
--------------------------------------------------------------      ------------             ---------------
                                                                     (Unaudited)                  (Audited)
Current Assets:
  Cash and cash equivalents                                          $     44,157            $      14,691
  Receivables, net of reserves of $1,862 at
   February 6, 2000 and $1,726 at April 30, 1999                            2,060                    3,546
  Inventories                                                               4,043                    4,346
  Prepaid expenses and other current assets                                 1,163                    1,669
--------------------------------------------------------------       ------------            -------------
     Total current assets                                                  51,423                   24,252
--------------------------------------------------------------       ------------            -------------
Property and equipment, net                                                43,602                   77,836

Property held for sale, net                                                10,989                      711

Long-term notes receivable, net of reserves of $528
  at February 6, 2000 and $508 at April 30, 1999                            1,403                    1,553

Deferred income taxes                                                       7,877                      795

Intangible assets, net of accumulated amortization of
  $937 at February 6, 2000 and $887 at April 30, 1999                       1,980                    2,104

Other assets, net of accumulated amortization and reserves
  of $10 at February 6, 2000 and $6 at April 30, 1999                       1,505                    1,418
--------------------------------------------------------------       ------------            -------------
     Total assets                                                    $    118,779            $     108,669
==============================================================       ============            =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                              February 6,      April 30,
    LIABILITIES AND STOCKHOLDERS' INVESTMENT                                     2000            1999
--------------------------------------------------                           ------------      ---------
                                                                             (Unaudited)        (Audited)
Current Liabilities:
  Current portion of long-term debt                                            $   5,629        $   5,898
  Accounts payable                                                                 6,998            7,892
  Other current liabilities                                                        9,772            8,853
  Income taxes payable                                                             4,625            2,449
                                                                               ---------        ---------
     Total current liabilities                                                    27,024           25,092
                                                                               ---------        ---------
Long-term Liabilities:
  Long-term debt, net of current portion                                          24,366           26,918
  Other liabilities                                                               17,686            3,916
                                                                               ---------        ---------
     Total long-term liabilities                                                  42,052           30,834
                                                                               ---------        ---------
Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                  -                -
    Common, authorized 50,000,000 shares, $0.01 par value;
     28,773,406 shares issued and 28,066,706 shares
     outstanding at February 6, 2000 and 28,797,828 shares
     issued and outstanding at April 30, 1999                                        288              288
  Additional paid-in capital                                                     278,385          278,365
  Accumulated deficit                                                           (222,473)        (222,191)
  Treasury stock, 706,700 shares at cost at February 6, 2000
     and none at April 30, 1999                                                   (1,948)               -
  Accumulated other comprehensive income                                          (4,549)          (3,719)
                                                                               ---------        ---------
     Total stockholders' investment                                               49,703           52,743
                                                                               ---------        ---------
     Total liabilities and stockholders' investment                            $ 118,779        $ 108,669
                                                                               =========        =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                 Forty Weeks Ended
                                                                 -----------------
                                                             February 6,    February 7,
                                                               2000           1999
--------------------------------------------------------     -----------    -----------
                                                                    (Unaudited)
Revenues
 Restaurants                                                 $    177,878    $    165,853
 Franchise operations                                               6,295           5,841
--------------------------------------------------------     ------------    ------------
 Total revenues                                                   184,173         171,694
--------------------------------------------------------     ------------    ------------
Costs and Expenses
 Cost of sales                                                     65,376          61,249
 Labor and related expenses                                        48,554          45,568
 Other operating expenses                                          38,055          36,426
 Depreciation and amortization                                      6,884           7,459
 Non-recurring items                                               12,087               -
 General and administrative expenses                               15,465          12,728
--------------------------------------------------------     ------------    ------------
 Total operating costs                                            186,421         163,430
--------------------------------------------------------     ------------    ------------
 Interest expense                                                   2,778           2,656
 Investment income                                                   (896)           (577)
--------------------------------------------------------     ------------    ------------
 Total costs and expenses                                         188,303         165,509
--------------------------------------------------------     ------------    ------------
Income (loss) before income taxes                                  (4,130)          6,185
--------------------------------------------------------     ------------    ------------
Provision (benefit) for income taxes                               (3,848)          1,308
--------------------------------------------------------     ------------    ------------
Net income (loss)                                            $       (282)   $      4,877
========================================================     ============    ============

Basic and diluted earnings (loss) per share                  $      (0.01)   $       0.17
=======================================================      =============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                                 Sixteen Weeks Ended
                                                                                 -------------------
                                                                       February 6,                  February 7,
                                                                          2000                         1999
--------------------------------------------------------              --------------              --------------
                                                                                     (Unaudited)
Revenues
 Restaurants                                                          $    69,828                  $    66,147
 Franchise operations                                                       2,077                        1,955
--------------------------------------------------------              -----------                 ------------
 Total revenues                                                            71,905                       68,102
--------------------------------------------------------              -----------                 ------------
Costs and Expenses
 Cost of sales                                                             25,666                       24,728
 Labor and related expenses                                                19,177                       18,380
 Other operating expenses                                                  14,783                       15,238
 Depreciation and amortization                                              2,652                        3,048
 Non-recurring items                                                       12,087                          -
 General and administrative expenses                                        6,713                        4,228
--------------------------------------------------------              -----------                 ------------
 Total operating costs                                                     81,078                       65,622
--------------------------------------------------------              -----------                 ------------
 Interest expense                                                           1,090                          952
 Investment income                                                           (516)                        (217)
--------------------------------------------------------              -----------                 ------------
 Total costs and expenses                                                  81,652                       66,357
--------------------------------------------------------              -----------                 ------------
Income (loss) before income taxes                                          (9,747)                       1,745
--------------------------------------------------------              -----------                 ------------
Provision (benefit) for income taxes                                       (4,896)                         533
--------------------------------------------------------              -----------                 ------------
Net income (loss)                                                     $    (4,851)                $      1,212
========================================================              ===========                 ============

Basic and diluted earnings (loss) per share                           $     (0.17)                $       0.04
========================================================              ==============              ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                              Forty Weeks Ended
                                                                          ------------------------------
                                                                           February 6,     February 7,
                                                                              2000           1999
------------------------------------------------------------------------  -------------  --------------
                                                                           (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                              ($282)        $4,877
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                               6,884          7,459
   Deferred income taxes                                                      (5,629)           218
   Provision for bad debts                                                       176            229
   Non-recurring items                                                        12,087            -
   Other                                                                         807            103
Changes in operating assets and liabilities:
   Receivables                                                                 1,423           (779)
   Inventories                                                                   287            (68)
   Prepaid expenses and other current assets                                     (36)            58
   Accounts payable                                                             (877)           933
   Accrued liabilities                                                         3,453         (3,194)
   Income taxes payable                                                          608            937
------------------------------------------------------------------------  -------------  --------------
Net cash provided by operating activities                                     18,901         10,773
------------------------------------------------------------------------  -------------  --------------
INVESTING ACTIVITIES
   Additions to property and equipment                                        (4,826)        (6,451)
   Disposal of property and equipment                                         23,100          2,192
   Other, net                                                                    (23)          (443)
------------------------------------------------------------------------  -------------  --------------
Net cash used in investing activities                                         18,251         (4,702)
------------------------------------------------------------------------  -------------  --------------
FINANCING ACTIVITIES
   Reduction of long-term debt                                                (1,711)        (5,556)
   Payment of allowed claims pursuant to
     the reorganization plan                                                  (4,047)        (5,007)
   Repurchase of common stock                                                 (1,948)           -
   Other, net                                                                     20            (66)
------------------------------------------------------------------------  -------------  --------------
Net cash used in financing activities                                         (7,686)       (10,629)
------------------------------------------------------------------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents                          29,466         (4,558)
------------------------------------------------------------------------  -------------  --------------
Cash and cash equivalents at beginning of period                              14,691         21,167
------------------------------------------------------------------------  -------------  --------------
Cash and cash equivalents at end of period                                   $44,157        $16,609
========================================================================  =============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF FEBRUARY 6, 2000


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

     Of the five companies that filed Chapter 11, final decrees have been entered in all of the cases except the case involving Sizzler Restaurants International, Inc., predecessor of Sizzler USA Restaurants, Inc., which remains open with approximately three non-insured claims pending.

     After an assessment of all the costs associated with the reorganization, management has determined that the original reorganization charge of $108.9 million was lower than the final cost is now expected to be. During the third quarter, an additional charge of $6.6 million was recorded. The final payment for pending claims was made to the creditor trust in January 2000, and the company does not anticipate any further cash outlay.


3.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:

                                                              Sixteen weeks ended               Forty weeks ended
                                                           ---------------------------        ---------------------------
                                                            February 6,      February 7,       February 6,  February 7,
    In thousands, except EPS                                   2000             1999               2000         1999
                                                               ----             ----               ----         ----
    Numerator for basic and diluted EPS -
      Net income (loss)                                    $     (4,851)   $     1,212     $     (282)    $     4,877
                                                           ============    ===========     ==========     ===========
    Denominator:
     Denominator for basic EPS - weighted average
      shares of common stock outstanding                         28,598         28,805         28,723          28,819
     Effect of dilutive stock options                               305             64            242              57
     Denominator for diluted EPS - adjusted                ------------     ----------      ---------     -----------
      weighted average shares outstanding                        28,903         28,869         28,965          28,876
                                                           ============    ===========     ==========     ===========
    Basic and diluted earnings (loss) per share            $      (0.17)   $      0.04     $    (0.01)    $      0.17
                                                           ============    ===========     ==========     ===========

4.   Comprehensive Income:

     In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income for the forty weeks ended February 6, 2000 and February 7, 1999 is as follows (in thousands):

                                             Sixteen weeks ended               Forty weeks ended
                                        ----------------------------      ---------------------------
                                          February 6,     February 7,       February 6,      February 7,
                                            2000             1999              2000             1999
                                            ----             ----              ----             ----
 Net Income (loss)                      $   (4,851)      $   1,212          $   (282)       $   4,877
  Foreign currency translation
   adjustments (no tax effect)                 254             555               830             (203)
                                         ---------        --------           -------         --------
    Total comprehensive income (loss)   $   (4,597)      $   1,767          $    548        $   4,674
                                         =========       =========          ========        =========

5.   Segment Information:

     The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all domestic and Latin American Sizzler restaurant and franchise operations. Sizzler International consists of all foreign Sizzler restaurants and franchise operations. KFC consists of KFC restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above as well as the non-recurring items described below in Note 6. The effect of all intercompany transactions are eliminated when computing revenues and earnings before interest and taxes.

     The corporate and other component of earnings before interest and taxes represents indirect corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

                                                                Sixteen weeks ended                     Forty weeks ended
                                                         ----------------------------------   ------------------------------------
                                                            February 6,       February 7,         February 6,        February 7,
                                                               2000              1999               2000               1999
                                                               ----              ----               ----               ----
Revenues (in thousands):
-----------------------
Sizzler - USA                                               $   29,248          $   28,529       $   79,131            $  77,248
Sizzler -  International                                        13,561              13,249           33,190               30,902
KFC                                                             29,096              26,324           71,852               63,544
                                                            ----------          ----------       ----------            ---------
Total revenues                                              $   71,905          $   68,102       $  184,173            $ 171,694
                                                            ==========          ==========       ==========            =========

Earnings (loss) before Interest and Taxes (in thousands):
---------------------------------------------------------
Sizzler - USA                                               $    2,426          $    1,483       $    7,713            $   6,185
Sizzler - International                                            869                 569            1,804                1,015
KFC                                                              3,509               2,516            8,051                6,429
Corporate and other                                            (15,977)             (2,088)         (19,816)              (5,365)
                                                            ----------          ----------       ----------            ---------
Total earnings (loss) before interest and taxes             $   (9,173)         $    2,480       $   (2,248)           $   8,264
                                                            ==========          ==========       ==========            =========

6.   Non-recurring items:

     Results for the quarter include two non-recurring items. During the quarter the Company completed the sale and leaseback of 43 of its 67 Australian KFC and Sizzler restaurant properties. The Company realized US $25 million in cash from the transactions that closed during the quarter. In addition, in accordance with Statement of Financial Accounting Standard No. 28 ("SFAS 28"), "Accounting for Sales with Leasebacks", the Company has immediately recognized a $5.5 million loss on the transaction and has deferred an $8.8 million gain. The gain will be recognized over the life of the leases which average 8 years. The Company does not anticipate any further losses in connection with the anticipated sale and leaseback of its remaining Australian properties.

     Also during the quarter the Company completed an evaluation of the remaining financial matters related to the 1996 restructuring. As a result of this evaluation that included an extensive review of the numerous claims filed during the reorganization and other related costs, the Company determined that the original $108.9 million estimate was lower that the final expected cost by $6.6 million. Therefore, an additional $6.6 million charge was recorded. Because the final payment was made to the creditor trust in January, 2000 the Company does not expect any further cash outlay related to the reorganization.


7.   Income Tax Benefit:

     An Income tax benefit of $5,890,000 was recorded during the current quarter because, in accordance with Statement of Accounting Standard No. 109 ("SFAS
     109), "Accounting For Income Taxes" Sizzler has demonstrated that it is more likely than not capable of realizing the benefits of a portion of its $134 million net operating loss (NOL) carryforward. This has been demonstrated through 12 consecutive quarters of operating profitability. In addition, Sizzler has the $8.8 million of deferred gain related to the sale1 and leaseback.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
SIXTEEN WEEKS ENDED FEBRUARY 6, 2000 VERSUS FEBRUARY 7, 1999
------------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Consolidated revenues for the quarter ended February 6, 2000 were $71,905,000 compared to $68,102,000 for the quarter ended February 7, 1999, an increase of $3,803,000 or 5.6 percent. Approximately half of the increase is due to same store sales increases at KFC primarily driven by higher guest counts. Another
17.0 percent of the increase is due to same store sales increases at Sizzler USA primarily driven by higher guest counts. Approximately 28 percent, or $1,077,000 of the increase is due to a 2.6 percent increase in the Australian dollar exchange rate. Due to recent fluctuations in the Australian dollar exchange rate we cannot determine whether we will realize a similar benefit from favorable exchange rates in the fourth quarter.

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. The Company has three reportable segments: U.S. Sizzler operations; International Sizzler operations; and KFC operations.

The following table shows the increase in Company-operated same store sales over the prior year.

                                    FY 1999                           FY 2000
                       ---------------------------------     -------------------------
                       QTR 1    QTR 2    QTR 3    QTR 4        QTR 1    QTR 2    QTR 3
                       -----    -----    -----    -----        -----    -----    -----
SIZZLER
-------
  U.S.A.               7.2%     7.4%     6.5%      3.3%         2.9%     (0.2%)   2.9%

  AUSTRALIA
   (Based on A$)      (5.3%)   (0.3%)    2.2%      0.8%         4.3%      2.0%   (0.6%)

KFC
---
   (Based on A$)       1.3%    (0.8%)   (1.2%)    10.5%         2.8%      6.4%    6.4%

Consolidated operating expenses, excluding the non-recurring items, for the quarter ended February 6, 2000 were $68,991,000 compared to $65,622,000 for the quarter ended February 7, 1999, an increase of $3,369,000 or 5.1 percent. Approximately $749,000 of the increase is due to a 2.6 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to increases in sales volumes and to increases in prime costs from commodity price increases and to additional labor costs incurred to increase guest service. We also experienced an increase in rent expense due to the sale and leaseback of certain properties in Australia. This increase is partially offset by a reduction in depreciation and income tax expense.

Interest expense was $1,090,000 in the current quarter compared to $952,000 in the same period of the prior year, an increase of $138,000, or 14.5 percent. Interest expense is primarily related to the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental plan covering ten former and one active employee. Interest income was $516,000 in the current quarter compared to $217,000 in the same period of the prior year, an increase of $299,000 reflecting higher cash balances primarily associated with the sale and leaseback transaction.

Income tax expense, excluding a $5,890,000 tax benefit was $994,000 in the current quarter compared to $533,000 in the same period of the prior year, an increase of $461,000 due primarily to an increase in Australian taxable income relating to the Company's International operations. The $5,890,000 income tax benefit was recorded this quarter because, in accordance with Statement of Accounting Standard No. 109 ("SFAS 109), "Accounting For Income Taxes" Sizzler has demonstrated that it is more likely than not capable of realizing the benefits of a portion of its $134 million net operating loss (NOL) carryforward. This has been demonstrated through 12 consecutive quarters of operating profitability. In addition, Sizzler has the $8.8 million of deferred gain related to the sale and leaseback.


U.S. SIZZLER OPERATIONS
-----------------------

Revenues for the quarter ended February 6, 2000 were $29,248,000 compared to $28,529,000 for the quarter ended February 7, 1999, an increase of $719,000 or
2.5 percent. Restaurant sales for the current quarter were $27,596,000 compared to $26,949,000 in the same period of the prior year and were produced by 65 restaurants operating during the current quarter and 66 restaurants in the same period of the prior year. Sales for the quarter reflect higher guest counts and to a lesser extent higher check averages due to successful marketing promotions and menu repositioning. Franchise revenue was $1,652,000 in the current quarter compared to $1,580,000 in the same period of the prior year, an increase of $72,000 or 4.6 percent. This increase is due to an increase in franchise same store sales and franchise fees. In addition, franchise revenues were produced by 201 franchised Sizzlers, including 13 in Latin America, in the current quarter compared to 199 franchised Sizzlers, including 12 in Latin America, in the same period of the prior year.

Prime costs were $18,429,000 in the current quarter compared to $18,061,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.8 percent of sales compared to 67.0 percent in the same period of the prior year.

Other operating expenses amounted to $5,975,000 for the current quarter compared to $6,919,000 for the same period of the prior year primarily due to a $790,000 gain on the sale of a Sizzler property due to imminent domain.

Management is continuing its plan to reposition the Sizzler concept back to a midscale family steakhouse by upgrading the quality of the food and improving cooking methods and equipment and by recertifying all restaurant employees with updated training programs. We are also improving the quality of the Sizzler customer experience by remodeling existing restaurants with a new design that is currently being rolled out and supporting these initiatives with appropriate marketing programs. In addition, during the quarter a new USA president was hired, filling a position that had been vacant since July, 1999.


INTERNATIONAL SIZZLER OPERATIONS
--------------------------------

Total revenues for the quarter ended February 6, 2000 were $13,561,000 compared to $13,249,000 for the quarter ended February 7, 1999, an increase of $312,000 or 2.4 percent. Approximately $342,000, was due to an increase in the Australian dollar exchange rate partially offset by a slight decrease in same store sales driven by decreases in customer counts. During the quarter most advertising programs were temporarily suspended while management was focusing on operational training. Restaurant sales for the current quarter were $13,136,000 compared to $12,874,000 in the same period of the prior year and were produced by 31 restaurants operating during the current quarter and the same period of the prior year. Franchise revenue was $425,000 in the current quarter compared to $375,000 in the same period of the prior year, an increase of $50,000 or 13.3 percent due to same store sales increases and favorable Australian and Asian exchange rates. Franchise revenues were produced by three joint ventures and 48 franchised Sizzlers in the current quarter compared to three joint ventures and 47 franchised Sizzlers in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $8,727,000 in the current quarter compared to $8,673,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.4 percent of sales compared to 67.4 percent in the same period of the prior year.

Other operating expenses amounted to $2,942,000 for the current quarter compared to $2,799,000 for the same period of the prior year primarily due to the increased exchange rates and to higher rent from the sale and leaseback, partially offset with lower depreciation expense.

Management is continuing its plan to reposition the Sizzler concept in Australia by implementing the upgraded food quality and cooking methods that are contributing to positive sales growth in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently two units being tested with plans for adding one more remodel to the test. If the results are consistent with the domestic sales, the Company plans to implement the remodel program in Australia beginning in fiscal year 2001.


KFC OPERATIONS
--------------

Revenues for the quarter ended February 6, 2000 were $29,096,000 compared to $26,324,000 for the quarter ended February 7, 1999, an increase of 10.5 percent. Approximately 2.6 points of the increase, or $735,000, is due to an increase in the Australian dollar exchange rate. In addition, sales for the current quarter reflect 101 restaurants operating during the current quarter compared to 100 restaurants in the same period of the prior year. Sales for the quarter also reflect higher guest counts and check averages due to successful marketing promotions.

Prime costs were $17,513,000 in the current quarter compared to $16,001,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 60.2 percent of sales compared to 60.8 percent in the same period of the prior year.

Other operating expenses amounted to $6,890,000 for the current quarter compared to $6,539,000 for the same period of the prior year. This increase was due to the increased Australian dollar exchange rate, increased sales and higher rent partially offset with lower depreciation expense associated with the sale and leaseback of certain properties.


RESULTS OF OPERATIONS
---------------------
FORTY WEEKS ENDED FEBRUARY 6, 2000 VERSUS FEBRUARY 7, 1999
----------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Consolidated revenues for the forty weeks ended February 6, 2000 were $184,173,000 compared to $171,694,000 for the forty weeks ended February 7, 1999, an increase of $12,479,000 or 7.3 percent. Approximately 36 percent of the increase is due to same store sales increases primarily driven by higher guest counts at KFC. Another 12.5 percent or $1,565,000 of the increase is due to same store sales increases primarily driven by higher check averages at Sizzler USA. Approximately 45 percent or $5,589,000 of the increase is due to a 5.6 percent increase in the Australian dollar exchange rate. Due to recent fluctuations in the Australian dollar exchange rate we do not expect to realize a similar benefit from favorable exchange rates in the fourth quarter.

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. The Company has three reportable segments: U.S. Sizzler operations; International Sizzler operations; and KFC operations.

Consolidated operating expenses for the forty weeks ended February 6, 2000 were $174,334,000 compared to $163,430,000 for the forty weeks ended February 7, 1999, an increase of $10,904,000 or 6.7 percent. Approximately $5,648,000 of the increase, is due to a 5.6 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to increases in sales volumes and to increases in prime costs from commodity price increases and to additional labor costs incurred to increase guest service. We also experienced an increase in rent expense due to the sale and leaseback of certain properties in Australia. This increase is partially offset by a reduction in depreciation and income tax expense.

Interest expense was $2,778,000 for the forty weeks ended February 6, 2000 compared to $2,656,000 in the same period of the prior year, an increase of $122,000, or 4.6 percent. Interest expense is primarily related to the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental plan covering ten former and one active employee. Interest income was $896,000 compared to $577,000 in the same period of the prior year, an increase of $319,000 or 55.3 percent reflecting higher cash balances primarily associated with the sale and leaseback transaction.

Income tax expense, excluding a $5,890,000 tax benefit, was $2,042,000 in the first forty weeks of fiscal year 2000 compared to $1,308,000 in the same period of the prior year, an increase of $734,000 due primarily to an increase in Australian taxable income relating to the Company's International operations. The $5,890,000 income tax benefit was recorded this quarter because, in accordance with Statement of Accounting Standard No. 109 ("SFAS 109), "Accounting For Income Taxes" Sizzler has demonstrated that it is more likely than not capable of realizing the benefits of a portion of its $134 million net operating loss (NOL) carryforward. This has been demonstrated through 12 consecutive quarters of operating profitability. In addition, Sizzler has the $8.8 million of deferred gain related to the sale and leaseback.


U.S. SIZZLER OPERATIONS
-----------------------

Revenues for the forty weeks ended February 6, 2000 were $79,131,000 compared to $77,248,000 for the forty weeks ended February 7, 1999, an increase of $1,883,000 or 2.4 percent. Restaurant sales were $73,900,000 compared to $72,335,000 in the same period of the prior year and were produced by 65 restaurants operating during the current year and 66 restaurants in the same period of the prior year. Sales for the year reflect higher check averages due to successful marketing promotions and menu repositioning. Franchise revenue was $5,231,000 for the first forty weeks of this year compared to $4,913,000 in the same period of the prior year, an increase of $318,000 or 6.5 percent primarily due to an increase in franchise same store sales and franchise fees. Franchise revenues were produced by 201 franchised Sizzlers, including 13 in Latin America, in the current quarter compared to 199 franchised Sizzlers, including 12 in Latin America, in the same period of the prior year.

Prime costs were $48,186,000 for the forty weeks ended February 6, 2000 compared to $47,127,000 in the same period of the prior year. Prime costs, which include food, paper and labor, were 65.2 percent of sales this year and in the same period of the prior year.

Other operating expenses amounted to $16,467,000 for the current year compared to $17,170,000 for the same period of the prior year primarily due to a $790,000 gain on the sale of a Sizzler property due to imminent domain.

Management is continuing its plan to reposition the Sizzler concept back to a midscale family steakhouse by upgrading the quality of the food and improving cooking methods and equipment and by recertifying all restaurant employees with updated training programs. We are also improving the quality of the Sizzler customer experience by remodeling existing restaurants with a new design that is currently being rolled out and supporting these initiatives with appropriate marketing programs.


INTERNATIONAL SIZZLER OPERATIONS
--------------------------------

Total revenues for the forty weeks ended February 6, 2000 were $33,190,000 compared to $30,902,000 for the forty weeks ended February 7, 1999, an increase of $2,288,000 or 7.4 percent. Approximately $1,766,000 of the increase was due to an increase in the Australian dollar exchange rate. The balance of the increase is primarily due to higher same store sales and check averages associated with menu repositioning and successful marketing promotions. Restaurant sales for the forty weeks ended February 6, 2000 were $32,126,000 compared to $29,974,000 in the same period of the prior year and were produced by 31 restaurants operating during the current year and the same period of the prior year. Franchise revenue was $1,064,000 in the current year compared to $928,000 in the same period of the prior year, an increase of $136,000 or 14.7 percent. Franchise revenues were produced by three joint ventures and 48 franchised Sizzlers in the current year compared to three joint venture and 47 franchised Sizzlers in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $21,674,000 for the forty weeks ended February 6, 2000 compared to $20,337,000 in the same period of the prior year. Prime costs, which include food, paper and labor, were 67.5 percent of sales for the forty weeks ended February 6, 2000 and 67.9 percent for the same period last year.

Other operating expenses amounted to $7,180,000 for the current fiscal year compared to $6,625,000 for the same period of the prior year, reflecting increased exchange rates and higher rent from the sale and leaseback, partially offset with lower depreciation expense.

Management is continuing its plan to reposition the Sizzler concept in Australia by implementing upgraded food quality and cooking methods that are contributing to positive sales growth in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently two units being tested with plans for one more remodel and if the results are consistent with the domestic sales, the Company plans to implement the remodel program in Australia beginning in fiscal year 2001.


KFC OPERATIONS
--------------

Revenues for the forty weeks ended February 6, 2000 were $71,852,000 compared to $63,544,000 for the forty weeks ended February 7, 1999, an increase of $8,308,000 or 13.1 percent. Approximately $3,823,000 of the increase, is due to an increase in the Australian dollar exchange rate. In addition, sales for the current year reflect 101 restaurants operating compared to 100 restaurants in the same period of the prior year. Sales for the year also reflect higher check averages and guest counts due to successful marketing promotions.

Prime costs were $43,533,000 in the current year compared to $38,443,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 60.6 percent of sales compared to 60.5 percent in the same period of the prior year.

Other operating expenses amounted to $17,172,000 for the current year compared to $15,447,000 for the same period of the prior year. This increase was due to the increased Australian dollar exchange rate, increased sales and higher rent partially offset with lower depreciation expense associated with the sale and leaseback of certain properties.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of working capital is net cash provided by operations, which amounted to $18,901,000 for the first forty weeks of fiscal year 2000 compared to $10,773,000 for the same period of the prior year.

The Company's working capital at February 6, 2000 was $24,399,000 including cash and cash equivalents of $44,157,000. At April 30, 1999 the Company had a working capital deficit of $840,000. The surplus as of February 6, 2000 is primarily due to the proceeds from the sale and leaseback of 43 of the Company's 67 KFC and Sizzler

Australia properties.


Total Assets / Capital Expenditures
-----------------------------------

At February 6, 2000, total assets were $118,779,000, an increase of $10,110,000 or 9.3 percent from April 30, 1999. The increase in total assets is primarily due to an increase in deferred income taxes of $7,082,000. Property and equipment, net of depreciation and amortization, represented approximately 36.7 percent of total assets at February 6, 2000 and 71.6 percent at April 30, 1999.

Capital expenditures were $4,826,000 for the forty weeks ended February 6, 2000 and $6,451,000 for the same period last year. The current year's capital expenditures were primarily used for equipment replacements, building improvements and remodels to existing restaurants. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, expanding its KFC's with other Tricon concepts, joint ventures and the development of the franchise system.

The Company is achieving positive sales results from its Sizzler USA program that includes updated decor and new cooking equipment. As of February 6, 2000 three locations were completed and another four were in progress. The Company expects to remodel all Company-operated restaurants by the end of calendar year 2000 at a total cost of approximately $14.6 million. The Company plans to fund its remodel program with operating cash flow, cash generated from the sale and leaseback of its real estate in Australia or other outside lending sources.

The cost of completing point of sale and corporate office systems upgrades in connection with a lease that expired in the quarter ended July 25, 1999 was approximately $1,700,000. The Company has a new lease in place to finance these costs.


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


Sale and Leaseback
------------------

To date, Sizzler has closed sale-leaseback transactions for 43 of the 67 KFC and Sizzler Australian restaurants included in the sale-leaseback program the company announced in November 1999. Sizzler expects to close sale-leaseback transactions for 16 properties during the fourth quarter of fiscal 2000, which will end on April 30, 2000. The company expects to realize approximately US $34 million in cash once the sale-leaseback program is complete. Of this amount, Sizzler has received approximately US $25 million from the transactions that have closed. The company expects to utilize the proceeds of the sale-leaseback to finance the capital expenditures made as part of its strategic growth plan, including the aforementioned restaurant remodeling and repositioning.

The sale-leaseback transactions are being conducted on a property-by-property basis. Overall, the transactions are expected to generate a net gain of approximately US $3.3 million. Those that are sold for more than the book value are expected to produce a net gain of approximately US $8.8 million. Those that are sold at less than the book value are expected to generate a net loss of approximately US $5.5 million.

Under the provisions of SFAS 28 the company is required to recognize all losses immediately and defer any gains over the life of the leases. As such, the company recorded a non-cash charge of $5.5 million in the third quarter and will defer the $8.8 million gain over the life of the leases, which average 8 years. The net effect of the sale-leaseback is expected to affect Sizzler's fiscal 2001 earnings by less than $0.01 per share. The company does not anticipate the recognition of any further losses in connection with the anticipated sale-leaseback of its Australian properties.


Stock Repurchase
----------------

On November 11, 1999, the Board of Directors authorized a plan to repurchase up to 1.5 million shares of Sizzler common stock. During the first forty weeks of fiscal 2000, the Company has repurchased 706,700 shares for a total of $1.9 million.


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

To reduce the risks associated with the Year 2000 the Company closely assessed the vendors supplying the Company's restaurants with food and other products to ensure that they were aware of the Year 2000 business risks and were appropriately addressing them. Surveys were sent to critical suppliers, service providers and the Company's franchisees to obtain reasonable assurance that plans were in place to address the Year 2000 issue. Contingency plans have been developed for those vendors that did not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company also communicated with its franchise business partners regarding the potential business risks associated with the Year 2000 issue.

Equipment and software critical to restaurant and corporate office operations was replaced in calendar 1999 in connection with a lease that ended in the ordinary course of business. The new equipment is Year 2000 compliant and installation was completed in November, 1999. The cost of this hardware and software was approximately $1,700,000 and, along with an additional $410,000 in costs related to accounting software upgrades, has been financed with a new lease. These costs have not had and are not expected to have a material impact on the Company's financial position.

To date, the Company has not experienced any material difficulties related to Year 2000 issues. The Company's information technology staff continues to monitor its computer hardware and software to assure any Year 2000 issues not anticipated are immediately addressed.

All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.


QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
----------------------------------------------------

The Company is protected against the risk of foreign exchange fluctuations associated with its bank facility with Westpac Banking Corporation because both the borrowings and principal and interest payments are denominated in Australian dollars and the Company funds its principal and interest payments from cash generated by its restaurant operations in Australia. The Company may however enter into interest rate cap contracts and interest rate swap contracts to limit the variable interest rate exposure on its Westpac bank facility.


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

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K

     The Company filed a report on Form 8-K on November 12, 1999 relating to a press release dated November 11, 1999 announcing authorization by the Board of Directors to repurchase up to 1.5 million shares of Sizzler Common stock.

     The Company filed a report on Form 8-K on November 19, 1999 relating to a press release dated November 17, 1999, reporting the earnings for the period ended October 17, 1999.

     The Company filed a report on Form 8-K on December 3, 1999 relating to a press release dated December 1, 1999, announcing the proposed sale and leaseback of 49 of its Australian properties.

     The Company filed a report on Form 8-K on January 6, 2000 relating to a press release dated January 5, 2000, announcing that Thomas E. Metzger has been appointed President and Chief Executive Officer of Sizzler USA.

                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SIZZLER INTERNATIONAL, INC.
                                 Registrant



Date:  March 17, 2000            /s/ Charles L. Boppell
                                 --------------------------------------------
                                     Charles L. Boppell
                                     Chief Executive Officer



Date:  March 17, 2000            /s/ Steven R. Selcer
                                 ---------------------------------------------
                                     Steven R. Selcer
                                     Vice President
                                     (Principal Financial Officer)