Form 10-K405
period 2000-04-30
SIZZLER INTERNATIONAL INC
filed 2000-07-21
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 2000 or
() Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __ to
     __

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                               95-4307254
     ----------------------------------     -----------------------------------
      (State or Other Jurisdiction of          (I.R.S. Employer Identification
      Incorporation or Organization)                     No.)


           6101 West Centinela Avenue, Culver City, California 90230
           ---------------------------------------------------------
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (310) 568-0135

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
      -------------------------------              ---------------------------
       Common Stock, $.01 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                    ------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]YES [_]NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2000, computed by reference to the closing sale price of such shares on such date was $59,412,838.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 2000, was 27,981,286.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Portions of the registrant's proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                            Page
Item
                                    PART I

1.   Business                                                                 3
2.   Properties                                                               8
3.   Legal Proceedings                                                       10
4.   Submission of Matters to a Vote of Security Holders                     10
     Executive Officers of the Registrant                                    11

                                    PART II

5.   Market for the Registrant's Common Stock and Related
     Stockholder Matters                                                     13
6.   Selected Financial Data                                                 14
7.   Management's Discussion and Analysis of Financial
     Condition and Results Of Operations                                     15
7A.  Quantitative and Qualitative Disclosures About Market Risks             26
8.   Financial Statements and Supplementary Data                            F-1
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     27

                                   PART III

10.  Directors and Executive Officers of the Registrant                      28
11.  Executive Compensation                                                  28
12.  Security Ownership of Certain Beneficial Owners and Management          28
13.  Certain Relationships and Related Transactions                          28

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        29

                                    PART I

Item 1: Business
================================================================================

General
-------

Sizzler International, Inc. and its subsidiaries (hereinafter collectively referred to as "Sizzler" or the "Company") are principally engaged in the operation, development and franchising of the Sizzler(R) family steak house concept and the operation of Kentucky Fried Chicken ("KFC(R)") franchises.

Sizzler International, Inc. was incorporated on January 18, 1991 in connection with a reorganization of its parent company Collins Foods International, Inc. ("CFI") undertaken in contemplation of CFI's merger with PepsiCo, Inc. As part of the reorganization, the Company's common stock was distributed to stockholders of CFI. In addition, as part of the transaction, the Company acquired the remaining outstanding shares of common stock of its 66 percent-owned subsidiary Sizzler Restaurants International, Inc. ("SRI"), which became the Company's wholly-owned subsidiary.

Restaurant Concepts
-------------------

Sizzler(R) Restaurants
----------------------

The Company operates and franchises approximately 348 Sizzler(R) restaurants worldwide. Sizzler(R) restaurants operate in the mid-scale dining market featuring a selection of grilled steak, chicken, seafood entrees, sandwiches, specialty platters, as well as a fresh fruit and salad bar in a family dining environment. Sizzler(R) restaurants provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrees and follows up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant.

Sizzler(R) restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests. Sizzler(R) restaurants are generally open for lunch and dinner seven days a week. During fiscal year 2000, lunch and dinner sales were approximately 40 percent and 60 percent, respectively, in the United States. In Australia, lunch and dinner sales were approximately 33 percent and 67 percent, respectively. The average restaurant check was approximately $9.00 in the United States and $12.89 (in Australian dollars) in Australia.

Individual franchise agreements for a Sizzler(R) restaurant provide a franchise term of 20 years. Payment of the initial franchise fee entitles the franchisee to assistance with planning and construction of the restaurant and initial employee training. Additionally, franchisees pay royalties based on a percentage of gross sales. Multi-unit franchise development agreements may offer reduced initial franchise fees and royalties. Franchisees are required to contribute a percentage of gross sales to a national advertising fund and may contribute to regional cooperative advertising funds.

Operating segment information for fiscal 2000, 1999 and 1998 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Kentucky Fried Chicken Restaurants ("KFC(R)")
---------------------------------------------

The Company operates 101 KFC(R) restaurants in Queensland, Australia under franchise agreements with Tricon Global Restaurants, Inc. ("Franchisor"). KFC(R) restaurants in Australia operate in the quick service dining market and feature fried chicken, sandwiches and various side orders such as biscuits and mashed potatoes. During fiscal year 2000 lunch and dinner sales were approximately 40 percent and 60 percent, respectively. The average ticket was approximately $8.39 (in Australian dollars). KFC(R) restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet providing seating for 20 to 65 guests. Approximately 65 percent of the restaurants offer drive-through windows and approximately 15 percent are located in shopping mall food courts. The term of the Company's franchise agreements vary from 8 to 22 years and require payment of royalties based on a percentage of sales. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the Franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal 2000, 1999 and 1998 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Suppliers
---------

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

Trademarks and Service Marks
----------------------------

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the business conducted by Sizzler. The Company owns Sizzler(R) and certain other registered trademarks, trade names and service marks which it licenses to its franchisees. The Company has been granted a license to use certain trademarks, trade names and service marks which relate to the operation of KFC(R) restaurants in Australia pursuant to the franchise agreements with the Franchisor. The Company also has a first right of refusal to open Taco Bell(R) restaurants in Queensland, Australia subject to certain conditions, in the event its Franchisor commences development of this market.

Research and Development
------------------------

The Company continuously evaluates its menus and restaurant concepts. New products are developed by the Company's research staff in conjunction with outside consultants and food suppliers. Before introduction, new menu items are tested and evaluated for guest satisfaction, quality and profitability.

The Company intends to maintain its existing research programs to develop new food products and evaluate marketing activities. The costs associated with these activities are not material to the Company.

Seasonality
-----------

The Company's operations are subject to some seasonal fluctuation with the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to the weather and other conditions. The overall effect of seasonality is moderated to a limited extent because the Australian seasons fall in reverse of the seasons in the United States.

Working Capital Requirements
----------------------------

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

Competition
-----------

The restaurant business is highly competitive and is impacted by changes in consumer eating habits and preferences, demographic and socio-cultural patterns, and local and national economic conditions that may affect spending habits. The Company's restaurants compete directly and indirectly with a large number of national and regional restaurant establishments, as well as with locally owned restaurants and numerous other eating places that offer moderately priced steak, chicken, salads and other menu items to the public. The Company relies on innovative concept development, marketing techniques and promotions and competes in terms of perceived value, the variety and quality of menu items, service, and price. There are other companies engaged in restaurant operations and franchising programs similar to the Company's that have greater financial resources and a higher volume of sales than the Company.

Environmental Matters
---------------------

Federal and state environmental regulations have not had a material effect on the Company, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors sometimes impact construction of new restaurants or remodels of existing restaurants.

Employees
---------

At June 30, 2000, the Company had approximately 2,400 employees in the United States and approximately 4,900 employees in Australia. The majority of the Company's employees in Australia are covered by union contracts that are negotiated between national and state governments and applicable unions on behalf of all hourly restaurant employees. Labor relations with employees have traditionally been good. The majority of the Company's employees work part-time and are paid on an hourly basis.

Government Regulation
---------------------

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

The 1996 Restructuring
----------------------

As a result of continued domestic operating losses in the early 1990's, the Company's management enacted a restructuring strategy designed to return its U.S. operations to profitability. In June 1996, the Company and four subsidiaries filed for protection from creditors under Chapter 11 of the federal Bankruptcy Code. The plans of reorganization were confirmed by the Bankruptcy Court and all became effective by September 23, 1997. All unsecured claims, except for 4 claims totaling approximately $879,000, have been paid in full, and a trust established for the benefit of creditors maintains sufficient cash to pay these remaining 4 claims. Accordingly, on July 11, 2000 the Bankruptcy Court entered an order directing the creditor trust to release the liens on the stock of the Company's U.S. subsidiaries and their operating assets.

Risks Associated With Foreign Operations
----------------------------------------

Effective July 1, 2000, Australia implemented a 10 percent goods and services tax that is applied to consumer purchases from restaurants. In addition, there was a reduction in personal and corporate income tax rates. Effective July 1, 2000 the Company's corporate income tax rate in Australia will be reduced from 36 percent to 34 percent and on July 1, 2001, the rate will further be reduced to 30 percent. The Australian government is supervising price increases over the next two years to avoid price gouging or profiteering as a result of the goods and services tax. The Company is not able to predict the impact of the future changes on sales and profits.

A significant portion of the Company's revenues and income is derived from foreign operations and, therefore, the Company is subject to the risks associated with fluctuations in local currencies. The Company cannot predict the degree of future changes in exchange rates.


Item 2: Properties
===============================================================================

At April 30, 2000 the Company operated and franchised 449 locations in 18 states and 11 countries as illustrated below:

                                         Owned      Franchised        Total
                                         -----      ----------        -----
     USA Sizzler(R) Restaurants
     --------------------------
     State
     -----
     Arizona                                -             7               7
     California                            48            107             155
     Delaware                               1             -               1
     Florida                                -             8               8
     Hawaii                                 -             7               7
     Idaho                                  -             5               5
     Missouri                               -             1               1
     Montana                                -             2               2
     Nebraska                               -             4               4
     Nevada                                 3             2               5
     New Jersey                             4             2               6
     New Mexico                             -             2               2
     New York                               8             8              16
     Oregon                                 -            11              11
     Texas                                  -             1               1
     Utah                                   -            12              12
     Washington                             -             5               5
     Wisconsin                              -             2               2
                                           --            ---             ---
          Total USA                        64            186             250
                                           --            ---             ---


                                                 Owned     Franchised    Total
                                                 =====     ==========    =====
     Latin American Sizzler(R) Restaurants
     --------------------------------------
     Countries and Territories
     =========================
     Guatemala                                      -          4            4
     Puerto Rico                                    -          8            8
                                                 ----        ---          ---
          Total Latin America                       -         12           12
                                                 ----        ---          ---

                     Total America                 64        198          262
                                                 ----        ---          ---

     International Sizzler(R) Restaurants
     ------------------------------------
     Countries and Territories
     =========================
     Guam                                           -         1            1
     Australia                                     30         -           30
     Indonesia                                      -         6            6
     Japan                                          -        22           22
     Korea                                          -         2            2
     New Zealand                                    1         -            1
     Taiwan                                         -         7            7
     Thailand                                       -        14           14
     Singapore                                      -         3            3
                                                 ----       ---          ---

          Total International                      31        55           86
                                                 ----       ---          ---

                     Total Sizzler(R)              95       253          348
                                                 ----       ---          ---

     KFC(R) restaurants
     ------------------
     Australia                                    101         -          101
                                                 ----       ---          ---

                     Total Sizzler(R) and KFC(R)  196       253          449
                                                 ----       ---          ---


The Company owns or leases the real property on which its restaurants are operated. A small number of franchised restaurants are also located on property owned or leased by the Company. Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations. As of April 30, 2000, the Company has closed sale and leaseback transactions for 11 Sizzler(R) and 37 KFC(R) restaurants in Australia. The proceeds from the sale and leaseback transaction will be used to accomplish strategic objectives.

At the conclusion of the sale and leaseback transaction the Company owned a total of 18 operating Sizzler(R) restaurant properties in the United States, Australia and New Zealand and 11 KFC(R) properties in Australia.

Approximately 85 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 5 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2013. The Company has the right to extend many of these leases.

In addition to the restaurant locations set forth above the Company leases approximately 36,000 square feet of office space in Culver City, California which serves as its corporate headquarters.


Item 3: Legal Proceedings
================================================================================

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending, the adverse resolution of which is expected to have a material adverse financial impact on either the Company's consolidated financial position, results of operations or cash flows.


Item 4: Submission of Matters to a Vote of Security Holders
===============================================================================

None

Executive Officers of the Registrant as of June 30, 2000
--------------------------------------------------------

The following are the Executive Officers of the Company as of June 30, 2000:

Charles L. Boppell       58   President and Chief Executive Officer of the
                              Company since February 8, 1999.  Director of the
                              Company since April 1999.  President  and Chief
                              Executive Officer of La Salsa Holding Co. (1993-
                              1999).

Kevin W. Perkins         48   Executive Vice President of the Company and
                              President and Chief Executive Officer of
                              International Operations since 1997. Director of the Company (1994 to present). President and Chief Executive Officer of the Company (1994-
                              1997).

Thomas E. Metzger        38   President and Chief Executive Officer of
                              Sizzler USA, Inc. since 1999. Founder, President and Chief Executive Officer of Wrapsters Inc.
                              (1997-1999).  President and Chief Executive
                              Officer of Roasters Corp International, Inc., the owner of Kenny Rogers Roasters Worldwide of Ft.
                              Lauderdale, FL (1995- 1997).

Steven R. Selcer         40   Vice President and Chief Financial Officer
                              of the Company since 1999.  Chief Operating
                              Officer of La Salsa Holding Company (1999). Chief
                              Financial Officer of La Salsa Holding Company
                              (1994-1998).

Diane Hardesty           49   Vice President of the Company since April 1999.
                              Vice President of La Salsa Holding Company (1995-
                              1999). Vice President Adray's (1994-1996).

Michael B. Green         54   Vice President, General Counsel and Secretary of
                              the Company since 1999. Vice President, General
                              Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company
                              (1995-1997).

Kimberley Forster        34   Vice President of Strategic Planning of the
                              Company since March 1999. Director of Financial
                              Analysis, Times Mirror Company (1996-1999). Vice
                              President and Manager of Financial Analysis Group,
                              First Interstate Bank of California (1993-1996).

Mary E. Arnold           41   Vice President and Controller of the Company since
                              April 2000. Controller of the Company (1999-2000).
                              Vice President Finance, The Intergroup Corporation
                              (1999). Vice President Finance, Koo Koo Roo, Inc.
                              (1996-1998). Controller, Koo Koo Roo, Inc. (1994-
                              1995).

                                    PART II

Item 5: Market For Registrant's Common Stock and Related Stockholder Matters
============================================================================

Market Information
------------------

The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SZ". As of June 30, 2000, the number of record holders of the Company's common stock was 2,616. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

                                         2000                    1999
                                 ---------------------   ---------------------
                                      High      Low          High       Low
                                    --------  --------     ---------  --------
          First Quarter              $2.625    $1.750        $3.188    $2.375
          Second Quarter              3.188     2.000         2.563     1.500
          Third Quarter               3.000     1.938         3.000     2.063
          Fourth Quarter              3.625     2.250         2.375     1.689

Common Stock Dividends
----------------------

The Company has not declared any cash dividends during the four most recent fiscal years. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

Item 6:  Selected Financial Data
================================================================================

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

For the Years Ended April 30...            2000                1999              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
 (In millions, except per share data
  and exchange rates)

System-wide sales                           $ 568.8            $ 532.7          $ 557.9          $ 677.9           $ 875.7

Revenues                                      239.5              226.3            242.3            299.9             436.2

Net income (loss)                               2.4  (d)           7.4              5.4              0.6            (138.5) (a)

Basic and diluted earnings
   (loss) per share                            0.08  (d)          0.26             0.19             0.02             (4.99) (a)

Average Australian dollar
   exchange rate                             0.6409             0.6208           0.7063           0.7880            0.7471

Total assets                                  115.9              114.7            120.5            168.1             178.5

Long-term debt                                 21.2               26.9             35.5              0.3   (c)         7.0  (b)

Liabilities subject to compromise                 -                  -                -             83.9   (c)           -

Total stockholders' investment                 50.6               52.7             43.8             44.4              43.5

Cash dividends paid per share                     -                  -                -                -              0.08
--------------------------------------------------------------------------------------------------------------------------------

(a) Includes an after-tax charge of $108.9 million or $3.92 per share, primarily related to the costs and asset write downs associated with restaurant closings and reorganization. In addition to the restructuring charge, the Company recorded a charge of $12.8 million or $0.46 per share related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during fiscal year 1996.

(b) This total does not include line of credit borrowings totaling $27.0 million which, as a result of acceleration of maturity, are presented as current liabilities in the consolidated financial statements.

(c) Substantially all pre-petition debt has been reclassified as "Liabilities subject to compromise under reorganization proceedings."

(d) Includes a pre-tax charge of $12.1 million or $0.42 per share, of which $5.5 million is related to the sale and leaseback of certain properties in Australia and $6.6 million is the final reorganization charge. See Notes to Consolidated Financial Statements, Note 3 - Nonrecurring Items. In addition to these charges, the Company recorded an income tax benefit of $5.9 million or $0.20 per share.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTRODUCTION
------------

The following discussion should be read in conjunction with Item 6. "Selected Financial Data," the Consolidated Financial Statements, including the notes thereto, and other financial information appearing elsewhere herein.

During fiscal year 2000, the Company began a process of enhancing the U.S. Sizzler(R) restaurant experience, including improving the quality of the steaks, upgrading the salad bar by offering fresher, higher quality produce and toppings and remodeling the restaurants with a steakhouse appearance that is darker, softer and more subdued. This enhancement follows a two-year period from 1998 to 1999 during which the Company's domestic operations were repositioned back to a mid-scale family steakhouse featuring high quality and high value entrees and a salad bar designed to be either a light lunch entree or an addition to grilled entrees at dinner.

In fiscal year 2000, the Company's international division focused on testing remodel concepts. The remodel design incorporates features from the U.S. Sizzler(R) remodel as well as local initiatives. The Company also continued its discussions with Tricon Global Restaurants, Inc. regarding co-branding of its KFC(R) restaurants. During fiscal year 2000 promotional programs featuring menu variations continued to drive sales growth.

During the year, the Company completed a sale and leaseback of 37 of its KFC(R) and 11 of its Sizzler(R) properties with gross proceeds of approximately $25.4 million. There are 18 additional properties that the Company is presently marketing for sale. The Company also benefited from less volatility in the Asian currency markets and a higher average Australian dollar exchange rate during the first three quarters of fiscal year 2000 compared to the same period in fiscal year 1999. Due to recent fluctuations in the Australian dollar exchange rate, the Company anticipates the exchange rates in fiscal year 2001 may continue to be lower than the rates in fiscal year 2000.

The Company's revenues are generated from three primary sources: domestic Company-operated restaurant sales and franchise revenues (including franchise fees, royalties and rental income), international Company-operated Sizzler(R) restaurant sales and franchise revenues, and revenues from international KFC(R) franchises operated by the Company.

As discussed in more detail in "Part I - The 1996 Restructuring" and in Note 2 - Bankruptcy Reorganization, to the Consolidated Financial Statements, Sizzler

International, Inc. and four subsidiaries emerged from bankruptcy on September 23, 1997.


RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2000 vs. FIFTY-TWO
--------------------------------------------------------------------------------
WEEKS ENDED APRIL 30, 1999
--------------------------

Consolidated revenues were $239.5 million in fiscal 2000 compared to $226.3 million in fiscal 1999, an increase of $13.2 million or 5.8 percent. The increase includes $4.2 million due to a 3.2 percent increase in the Australian dollar exchange rate along with higher average unit sales and franchise revenues from both domestic and international operations. During the fourth quarter of fiscal 2000, the Australian dollar exchange rate fell and the average exchange rate for the year is expected to be lower in fiscal 2001 than in fiscal 2000. Domestic revenues increased $2.8 million or 2.8 percent in fiscal 2000 compared to fiscal 1999 primarily due to higher average sales generated by the newly remodeled restaurants and higher check averages. International revenues increased $10.3 million or 8.3 percent primarily due the exchange rate and to higher KFC(R) and Sizzler(R) sales generated by higher check averages from both concepts and increased customer traffic from KFC(R). Effective July 1, 2000 Australia implemented a goods and services tax that will add 8 to 10 percent to the price of meals sold in restaurants. A corresponding decrease was made to Australian personal income tax rate and the Company cannot predict the impact these changes will have on its international revenues.

Consolidated operating expenses, excluding $12.1 million in non-recurring items (See Note 3 - Non-Recurring Items, to Consolidated Financial Statements), were $227.5 million in fiscal year 2000 compared to $214.6 million in fiscal year 1999, an increase of $12.9 million or 6.0 percent. Approximately $4.0 million of the increase was due to a 3.2 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to an increase in sales volumes, higher labor associated with training and additional rent expense from the sale and leaseback. The higher rent expense from the sale and leaseback will continue in fiscal year 2001 but will be partially offset by a reduction in depreciation and income tax expense. In addition, general and administrative expenses are higher than in the prior year due, in part, to $1.4 million in severance and transition costs incurred during fiscal year 2000.

Interest expense was $3.6 million in fiscal year 2000 compared to $3.3 million in fiscal year 1999, an increase of $0.3 million or 10.6 percent. Interest expense is primarily related to the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental plan covering ten former and one active employee. Investment income was $1.4 million in fiscal year 2000 compared to $0.7 million in fiscal year 1999, an increase of $0.7 million or
96.6 percent which was due to higher cash balances primarily associated with the sale and leaseback transaction.

Other income represents the gain on the disposition of two Sizzler locations in the U.S. and one excess property.

The provision for income taxes was a $3.3 million benefit in fiscal year 2000 compared to a $1.8 million provision in fiscal year 1999. (See Note 4 - Income Taxes, to Consolidated Financial Statements).

The Company operates Sizzler(R) restaurants in Australia and New Zealand, as well as KFC(R) restaurants in Queensland, Australia. The Company also licenses the right to operate Sizzler(R) restaurants to others in a number of countries and U.S. territories. Possible risks associated with such operations include fluctuations in currency exchange rates, higher rates of inflation, possible changes in tax rates and structures, and possible foreign political and economic conditions.


U.S. Sizzler(R) Operations
--------------------------

Total revenues for fiscal year 2000 were $104.7 million compared to $101.9 million in fiscal 1999, an increase of $2.8 million or 2.7 percent. This increase was primarily the result of higher restaurant sales. Restaurant sales were $97.6 million compared to $95.3 million in fiscal 1999, an increase of $2.3 million or 2.4 percent. On a comparative restaurant basis, Sizzler(R) restaurants open more than one year experienced a 2.7 percent increase in average sales per restaurant, a 0.4 percent decrease in the average number of customers per restaurant and a 3.2 percent increase in average customer check
total.   The trend in the number of customers per restaurant improved during fiscal year 2000 with positive customer counts of 0.9 percent and 2.5 percent in the third and fourth quarter, respectively. There were 64 Company-operated Sizzler(R) restaurants as of April 30, 2000 and 66 as of April 30, 1999. During fiscal 2000 the Company sold one location due to city redevelopment and sold another location to a franchisee. From time to time the Company may sell locations or acquire locations from its franchisees. Franchise revenues were $7.2 million in fiscal 2000 compared to $6.6 million in fiscal 1999, an increase of $0.6 million or 9.2 percent. The increase in fiscal 2000 reflects higher franchise sales and franchise fees. As of April 30, 2000 there were 198 Sizzler(R) franchise locations compared to 197 as of April 30, 1999.

Prime costs, which include food, paper and labor, were $63.7 million in fiscal 2000 compared to $61.9 million in fiscal year 1999, an increase of $1.8 million or 2.9 percent. Prime costs were 65.3 percent of sales in fiscal 2000 and 65.0 percent in fiscal 1999. The increase is due to higher labor associated with training restaurant employees in remodeled locations and higher manager wages partially offset by lower food cost associated with lower commodity prices and improvements in food cost controls. These reductions in food cost are partially offset by higher product costs associated with upgrades to certain products such as steaks. Other operating expenses amounted to $21.7 million in fiscal year 2000 and $21.2 million in fiscal year 1999, an increase of $0.5 million or
2.4 percent. This increase is due to the write-down of certain assets partially offset with lower insurance expense that may or may not continue.

Other income represents the gain on the disposition of two Sizzler locations in the U.S. and one excess property.

Management is continuing its plan to re-image the Sizzler(R) concept back to a mid-scale family steakhouse by upgrading the quality of the food and improving cooking methods and equipment and by recertifying all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience is also being improved by remodeling existing restaurants with a new design that is currently being rolled-out and supporting these initiatives with appropriate marketing programs. As of April 30, 2000 the Company had completed 23 remodels with sales increases averaging 12 to 14 percent. The average cost, per restaurant, of the remodel is approximately $225,000.


International Sizzler(R) Operations
-----------------------------------

Revenues from Company-operated international Sizzler(R) restaurants were $40.8 million in fiscal 2000 compared to $39.0 million in fiscal 1999, an increase of $1.8 million or 4.7 percent. This increase includes $1.3 million related to the increase in the Australian dollar exchange rate. During the fourth quarter of fiscal 2000, the Australian dollar exchange rate fell and the average exchange rate for fiscal year 2001 is expected to be lower than in fiscal 2000. On a comparative restaurant basis in Australian dollars, Sizzler(R) restaurants open more than one year experienced a 1.4 percent increase in average sales per restaurant, a 1.5 percent decrease in the average number of customers per restaurant and a 2.9 percent increase in the average customer check total. There were 31 Company-operated Sizzler(R) restaurants as of both April 30, 2000 and 1999. International franchise revenues were $1.5 million in fiscal 2000 compared to $1.2 million in fiscal 1999, an increase of $0.3 million or 21.2 percent. The increase is due to the increase in the Australian dollar exchange rate and an increase in the number of franchise locations. As of April 30, 2000 there were 52 international franchised restaurants and 3 joint venture restaurants in 6 countries compared to 48 international franchise restaurants and 3 joint venture restaurants as of April 30, 1999. During fiscal 2000, 4 franchised restaurants were opened in Thailand, 1 in Japan, and 1 in Indonesia. Three restaurants were closed, 1 in Indonesia and 2 in Japan.

Prime costs were $27.5 million in fiscal 2000 compared to $26.3 million in fiscal 1999. Prime costs, which include food, paper and labor, decreased to
67.3 percent of sales compared to 67.5 percent in the prior year. This decrease is due to a temporary reduction in management level staffing positions partially offset by higher commodity prices and upgraded menu offerings.

Other operating expenses amounted to $7.9 million compared to $6.5 million primarily due to higher rent expense associated with the sale and leaseback and to a gain recognized from the final accounting of a terminated contract in fiscal 1999. The higher rent expense from the sale and leaseback is partially offset by lower depreciation and income tax expense.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods that are contributing to positive sales growth in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently four locations being tested with two remodel designs. If the results are consistent with the domestic sales, the Company plans to implement a remodel program in Australia during fiscal year 2001. In addition, management expects to take steps designed to expand the Company's Asia franchise business during fiscal year 2001.


KFC(R) Operations
-----------------

Revenues from the Company's KFC(R) restaurants were $92.5 million in fiscal 2000 compared to $84.3 million in fiscal 1999, an increase of $8.2 million or 9.7 percent. This increase includes $2.9 million related to the increase in the Australian dollar exchange rate along with higher unit sales. During the fourth quarter of fiscal 2000 the Australian dollar exchange rate fell and the average exchange rate for fiscal year 2001 is expected to be lower in fiscal 2001 than in fiscal 2000. On a comparative restaurant basis in Australian dollars, KFC(R) restaurants open more than one year experienced a 5.0 percent increase in average sales per restaurant, a 1.2 percent increase in the average number of customers per restaurant and a 3.1 percent increase in the average customer check total. As of both April 30, 2000 and 1999 there were 101 KFC(R) restaurants. The Company expects to open 3 to 5 new KFC(R) restaurants in fiscal 2001.

Prime costs were $55.7 million in fiscal 2000 compared to $50.7 million in fiscal 1999. Prime costs, which include food, paper and labor, increased to
60.3 percent of sales compared to 60.2 percent in the prior year. This increase is due to higher hourly wages and benefits partially offset by lower commodity prices.

Other operating expenses amounted to $19.9 million compared to $17.9 million primarily due to higher rent expense associated with the sale and leaseback.
The higher rent expense from the sale and leaseback is partially offset by lower depreciation and income tax expense. The higher rent expense and lower depreciation and income tax expense associated with the sale and leaseback is expected to continue in fiscal 2001.

Management has continued to have discussions with Tricon Global Restaurants, Inc. regarding the possibility of co-branding certain KFC(R) locations.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 1999 VS. FIFTY-
----------------------------------------------------------------------------
THREE WEEKS ENDED APRIL 30, 1998
--------------------------------

Consolidated operations revenues totaled $226.3 million in fiscal 1999 compared to $242.3 million in fiscal 1998, a decrease of $16.0 million or 6.6 percent. The decrease includes $17.1 million due to a 12.1 percent decrease in the Australian dollar exchange rate partially offset by higher average unit sales from international KFC(R) operations and higher average unit sales and franchise revenues from domestic operations. The impact of the additional week in fiscal 1998 is approximately $4.4 million. Domestic revenues increased $4.7 million or
4.9 percent in fiscal 1999 compared to fiscal 1998 due to the impact of menu repositioning and a marketing strategy that minimized the use of customer discounts. International revenues decreased $20.8 million or 14.3 percent due to a decrease in the Australian dollar exchange rate and to lower Sizzler(R) sales offset by higher KFC(R) sales.

Consolidated operating expenses were $214.6 million in fiscal 1999 compared to $230.7 million in fiscal 1998, a decrease of $16.2 million or 7.0 percent. This decrease is due to the additional week in fiscal 1998 and a 12.1 percent decrease in the Australian dollar exchange rate partially offset with increases from higher revenues.

Interest expense was $3.3 million in fiscal 1999 compared to $5.3 million in fiscal 1998, a decrease of $2.0 million or 37.7 percent. This decrease is due to lower interest expense on bankruptcy claims. Interest income was $0.7 million in fiscal 1999 compared with $1.3 million in fiscal year 1998 due to one less week in fiscal 1999 and to lower cash balances during fiscal 1999.

The provision for income taxes was $1.8 million in fiscal 1999 compared to $2.2 million in fiscal 1998. (See Note 4-Income Taxes, to Consolidated Financial Statements).


U.S. Sizzler(R) Operations
--------------------------

Restaurant sales were $95.3 million in fiscal 1999 compared to $92.9 million in fiscal 1998, an increase of $2.4 million or 2.6 percent. On a comparative restaurant basis, Sizzler(R) restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 6.1 percent increase in average sales per restaurant, a 2.0 percent decrease in the average number of customers per restaurant and an 8.3 percent increase in the average customer check total. There were 66 Company-operated Sizzler(R) restaurants as of both April 30, 1999
and 1998.   Franchise revenues were $6.6 million in fiscal 1999 compared to $4.2 million in fiscal 1998, an increase of $2.4 million or 57.1 percent. The increase in fiscal 1999 reflects higher franchise sales in fiscal 1999 and the impact of a temporary royalty abatement program that offered lower royalty fees to franchisees during fiscal 1998. As of April 30, 1999 there were 197 Sizzler(R) franchise locations compared to 198 as of April 30, 1998.

Prime costs were $61.9 million in fiscal 1999 compared to $60.6 million in fiscal 1998. Prime costs, which include food, paper and labor, decreased to
65.0 percent of sales compared to 65.2 percent in fiscal 1998 due to lower labor costs partially offset by a slight increase in food cost.

Other operating expenses amounted to $21.2 million in fiscal 1999 compared to $21.4 million in fiscal year 1998 primarily due to an additional week in fiscal 1998.


International Sizzler(R) Operations
-----------------------------------

Revenues from Company-operated Sizzler(R) restaurants were $39.0 million in fiscal 1999 compared to $47.3 million in fiscal 1998, a decrease of $8.3 million or 17.5 percent. This decrease includes $5.4 million related to a decrease in the Australian dollar exchange rate. On a comparative restaurant basis, in Australian dollars Sizzler restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 0.2 percent decrease in average sales per restaurant, a 2.8 percent decrease in average customers per restaurant and a 2.7 percent increase in the average customer check total. There were 31 Company-operated Sizzler(R) restaurants as of both April 30, 1999 and 1998. Franchise revenues were $1.2 million in fiscal 1999 compared to $2.1 million in fiscal 1998, a decrease of $0.9 million or 42.9 percent. The decrease is due to a decrease in the Australian dollar exchange rate and to a decrease in the number of franchise locations. As of April 30, 1999 there were 48 international franchised restaurants and three joint venture restaurants in six countries compared to 49 international franchised restaurants and three joint venture restaurants as of April 30, 1998. During fiscal 1999 two franchised restaurants were opened in Japan and three restaurants were closed, one each in Indonesia, South Korea and Taiwan.

Prime costs were $26.3 million in fiscal 1999 compared to $32.9 million in fiscal 1998. Prime costs, which include food, paper and labor, decreased to
67.4 percent of sales compared to 69.6 percent in the prior year.

Other operating expenses amounted to $6.5 million in fiscal year 1999 compared to $10.6 million in fiscal year 1998 primarily due to a decrease in the Australian dollar exchange rate and the additional week in fiscal 1998.

KFC(R) Operations
-----------------

Revenues from the Company's KFC(R) restaurants were $84.3 million in fiscal 1999 compared to $94.8 million in fiscal 1998, a decrease of $10.5 million or 11.1 percent. This decrease includes $11.6 million related to a decrease in the Australian dollar exchange rate offset by higher unit sales. On a comparative restaurant basis in Australian dollars, KFC(R) restaurants open more than one year, with fiscal 1998 adjusted to 52 weeks, experienced a 4.3 percent increase in average sales per restaurant, a 0.4 percent decrease in average customers per restaurant and a 4.7 percent increase in the average customer check total. As of April 30, 1999 there were 101 KFC(R) restaurants compared to 98 as of April 30, 1998.

Prime costs were $50.7 million in fiscal 1999 compared to $57.8 million in fiscal 1998. Prime costs, which include food, paper and labor, decreased to
60.1 percent of sales compared to 61.0 percent in the prior year.

Other operating expenses amounted to $17.9 million in fiscal 1999 compared to $22.5 million in fiscal 1998 primarily due to a decrease in the Australian dollar exchange rate, the additional week in fiscal 1998 and to lower marketing expenses in fiscal 1999.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

Working Capital
---------------

The Company's primary source of liquidity is cash flows from operations which was $17.3 million in fiscal 2000 and $15.3 million in fiscal 1999. This increase is primarily due to improved U.S. and international operations. The current ratio was 2.0 at April 30, 2000 and 1.0 at April 30, 1999. At April 30, 2000, working capital was $24.8 million compared to $0.2 million at the end of the prior year. The increase in the current ratio and working capital is primarily due to the increase in cash flows from operations and proceeds from the sale and leaseback of the Australian KFC(R) and Sizzler(R) restaurant properties.

Total Assets/Capital Expenditures
---------------------------------

Total assets increased $1.2 million or 1.0 percent in fiscal year 2000. Property and equipment represented 40.0 percent of total assets at the end of fiscal 2000 and 67.8 percent at the end of fiscal 1999. This decrease is due to the sale and leaseback transaction.

Capital expenditures were $11.0 million in fiscal year 2000, which included new restaurant construction of $0.3 million and remodels of $10.7 million. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.

The Company anticipates capital expenditures in fiscal year 2001 will be approximately $16.0 million, which will be used for new restaurants, remodels and maintenance of existing restaurants and expect to fund this requirement with cash flows from operations.

In addition, under the Company's agreement to purchase an 82 percent ownership interest in FFPE, LLC, the holding company which owns the assets of Oscar's Restaurants ("Oscar's") (see Notes to Consolidated Financial Statements Note 14-Subsequent Event), the Company is obligated to pay approximately $16.0 million to the sellers and issue warrants to purchase up to 1,250,000 shares of Sizzler common stock at $4.00 per share. In addition, the Company agreed to pay an earn-out of up to $3.1 million or more if certain targets are achieved over a two and a half-year period. The Company has also made commitments to provide up to an additional $9.5 million in loans to Oscar's for expansion purposes over the next two years. The Company expects to finance these requirements with existing cash, proceeds from the future sale and leaseback of the remaining Australia properties and/or an additional outside loan facility. The Company's cash from the sale and leaseback resides in a bank account in Australia pending resolution of certain tax matters related to repatriating the funds to the U.S. If the cash cannot be repatriated without a significant tax impact, the funds will be used to repay the Company's debt with Westpac Banking Corporation ("Westpac") and the Company will put in place new debt, either in the U.S. or Australia, to replace these funds.

Debt
----

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US) bank facility from Westpac in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin is based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and varies between 1.25 percent and 2.25 percent. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions.

Based on current levels of operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements when due and to fund its capital expenditure and working capital requirements through fiscal year 2001.

The Company anticipates that its U.S. assets will be free from encumbrances related to the its Chapter 11 plan of organization by September 2000.

New Accounting Standards
-------------------------

In accordance with SFAS NO. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company delayed the implementation of SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities."

In fiscal 2000, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB No. 101"). SAB No. 101 addresses issues related to revenue recognition and does not impact the Company's consolidated results of operations, financial position or cash flows.

Forward-Looking Statements
---------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding: (1) the expected continuation of the Company's growth in revenues and earnings; (2) the anticipated timing of the remodeling of U.S. company-owned and franchised Sizzler(R) locations; (3) any expected decrease in currency exchange rates; (4) the Company's plans to open new KFC(R) units in fiscal 2001; (5) the Company's plans for remodeling its Australian Sizzler(R) and KFC(R) restaurants; (6) the planned expansion of Sizzler(R) franchise locations in Asia in fiscal

2001; (7) the anticipated investment of approximately $16 million of cash from operations to promote the growth of U.S. and international Company operated restaurants, joint ventures, and the U.S. and international Sizzler(R) franchise system; (8) the Company's expectation that it will have adequate cash from operations to meet all debt service, capital expenditures and working capital requirements in fiscal 2001; (9) the closing of Oscar's acquisition by September 2000; (10) the opening of new Oscar's locations during fiscal 2001; (11) the use of the proceeds from the sale and leaseback transactions and/or a U.S. credit facility to finance the Oscar's transaction; (12) whether higher rent expense from the sale/leasebacks will continue to be partially offset by a reduction in depreciation and income tax expense; and (13) the sufficiency of the Company's supplies to carry on its business.

Sizzler cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company's ability to continue achieving growth in revenues and earnings and overcome any significant impact from the implementation of the new goods and services tax in Australia; (2) the Company's ability to complete the remodel program and initiate the franchisee remodel program on schedule; (3) the possible negative impact of the fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (4) the Company's ability to open new Australian KFC(R) locations due to available sites and approvals from its franchisor; (5) the Company's ability to complete the remodeling of its existing Australian Sizzler(R) and KFC(R) locations; (6) the ability of the Company and its franchisees to meet all necessary conditions required to open additional Sizzler(R) franchise locations in the U.S. and in Asia; (7) the on-going success of the Company's operations to generate the necessary cash to invest in its U.S. and international businesses; (8) the Company's ability to generate sufficient cash to meet all debt service, working capital and capital expenditure requirements; (9) the satisfaction of all conditions to consummate the Oscar's transaction by September 1, 2000; (10) the ability of Oscar's to achieve the opening of the projected number of new restaurants in fiscal 2001; (11) the Company's ability to repatriate the proceeds from the sale and leaseback transactions without significant tax impact or to secure new debt financing; (12) the Company's ability to reduce depreciation and income tax expense to offset its increased rent expense; and
(13) that there will not be any shortages in critical supplies for the Company to continue its business operations.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
================================================================================

The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance at April 30, 2000 of $23,356,000. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The line-of-credit bears variable interest at a rate equal to the Australian interbank borrowing rate (6.1 percent at April 30, 2000), plus a margin of 1.25 percent to 2.25 percent. The primary exposures relating to this financial instrument result from both changes in the interest rates and fluctuation in foreign exchange rates.

Interest Rate Risk
------------------

To limit the Company's exposure to interest rate increases, the Company entered into an interest rate cap contract which prevents the Company's interest rate from exceeding 7.67 percent, in which case the subsidiary would receive the difference between the contract rate and the actual interest rate. The interest rate cap is in place and covers approximately 31 percent of the loan principal outstanding and expires September 30, 2002.

In addition, the Company has entered into an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.67 percent. The interest rate swap contract in place as of the end of the fiscal year covered approximately 31 percent of the loan principal outstanding and expires September 30, 2002.

At April 30, 2000, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $161,000 in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its April 30, 2000 level and using the foreign exchange rate at April 30, 2000.

Foreign Exchange Exposure
-------------------------

The Company's foreign exchange exposure related to its bank debt is hedged since payments are made from operating cash flows generated from the operations of the Company's Australian subsidiaries.

Item 8 - Financial Statements and Supplementary Data
================================================================================

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMNTARY DATA

                                                                            Page
                                                                            ----

Selected Quarterly Financial Data (Unaudited)                               F-2

Report of Independent Public Accountants                                    F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets as of April 30, 2000 and April 30, 1999    F-4

     Consolidated Statements of Operations and Comprehensive Income
     for the Years Ended  April 30, 1998, 1999 and 2000                     F-6

     Consolidated Statements of Stockholders' Investment for the
     Years Ended April 30, 1998, 1999 and 2000                              F-7

     Consolidated Statements of Cash Flows for the Years Ended
     April 30, 1998, 1999 and 2000                                          F-8

     Notes to Consolidated Financial Statements                             F-9

Schedule I - Condensed Financial Information of the Registrant:

     Report of Independent Public Accountants                               F-31

     Balance Sheets as of April 30, 2000 and April 30, 1999                 F-32

     Statements of Operations for the Years Ended April 30, 1998,
     1999 and 2000                                                          F-34

     Statements of Cash Flows for the Years Ended April 30, 1998,
     1999 and 2000                                                          F-35

     Notes to Financial Statements                                          F-36

Schedule II - Valuation and Qualifying Accounts                             F-38

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters normally include twelve weeks of operations whereas the third fiscal quarter includes sixteen weeks of operations.

-----------------------------------------------------------------------------------------------------------------
                                                                 First       Second        Third        Fourth
Fiscal Year 2000                                                Quarter      Quarter      Quarter       Quarter
-----------------------------------------------------------------------------------------------------------------
Restaurants                                                      $ 54,841      $53,209      $69,828       $52,991
Franchise revenues                                                  2,164        2,054        2,077         2,330
                                                                 --------      -------      -------       -------
Revenues                                                           57,005       55,263       71,905        55,321

Cost of sales                                                      20,207       19,503       25,666        19,223
Labor and related costs                                            14,845       14,532       19,177        14,527
Other operating expenses                                           11,551       11,721       15,574        12,001
Non-recurring items                                                     -            -       12,087             -
General and administrative expenses                                 4,658        4,094        6,713         4,881
                                                                 --------      -------      -------       -------
Earnings before interest, taxes and depreciation                    5,744        5,413       (7,312)        4,689
Depreciation and amortization                                       2,078        2,154        2,652         1,744
                                                                 --------      -------      -------       -------
Earnings (loss) before interest and taxes                           3,666        3,259       (9,964)        2,945
                                                                 ========      =======      =======       =======
Net income (loss)                                                $  2,506      $ 2,063      $(4,851)      $ 2,704
                                                                 ========      =======      =======       =======

Basic and diluted earnings (loss) per share                      $   0.09      $  0.07      $ (0.17)      $  0.09
                                                                 ========      =======      =======       =======
Pro-forma diluted earnings per share(a)                          $   0.09      $  0.07      $  0.04       $  0.09
                                                                 ========      =======      =======       =======
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------

                                                                 First       Second        Third        Fourth
Fiscal Year 1999                                                Quarter      Quarter      Quarter       Quarter
-----------------------------------------------------------------------------------------------------------------

Restaurants                                                       $50,733      $48,973      $66,147       $52,708
Franchise revenues                                                  1,845        2,041        1,955         1,924
                                                                  -------      -------      -------       -------
Revenues                                                           52,578       51,014       68,102        54,632

Cost of sales                                                      18,550       17,971       24,728        19,446
Labor and related costs                                            13,745       13,443       18,380        13,611
Other operating expenses                                           10,604       10,584       15,238        11,463
General and administrative expenses                                 4,267        4,233        4,228         4,146
                                                                  -------      -------      -------       -------
Earnings before interest, taxes and depreciation                    5,412        4,783        5,528         5,966
Depreciation and amortization                                       2,259        2,152        3,048         2,468
                                                                  -------      -------      -------       -------
Earnings before interest and taxes                                  3,153        2,631        2,480         3,498
                                                                  =======      =======      =======       =======
Net income                                                        $ 2,061      $ 1,604      $ 1,212       $ 2,515
                                                                  =======      =======      =======       =======

Basic and diluted earnings per share                              $  0.07      $  0.06      $  0.04       $  0.09
=================================================================================================================

(a) See Notes to Consolidated Financial Statements, Note 12--Earnings per Share

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. ("the Company") (a Delaware corporation) and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with audited standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California
June 14, 2000

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

As of April 30,                                                                2000                 1999
---------------------------------------------------------------------    ----------------     ----------------
ASSETS
Current assets
  Cash and cash equivalents                                                      $ 38,789            $  14,691
  Receivables, net of reserves of $847
    in 2000 and $1,726 in 1999                                                      4,173                3,546
  Inventories                                                                       4,333                4,346
  Current tax asset                                                                 2,544                    -
  Prepaid expenses and other current assets                                         1,132                2,669
---------------------------------------------------------------------    ----------------     ----------------
  Total current assets                                                             50,971               25,252
---------------------------------------------------------------------    ----------------     ----------------

Property and equipment, at cost
  Land                                                                              6,804               22,582
  Buildings and leasehold improvements                                             58,628               88,537
  Equipment                                                                        61,801               64,969
  Capital leases                                                                    2,616                2,616
  Construction in progress                                                          4,168                2,628
---------------------------------------------------------------------    ----------------     ----------------
                                                                                  134,017              181,332
  Less - Accumulated depreciation and amortization                                (87,701)            (103,496)
---------------------------------------------------------------------    ----------------     ----------------
  Total property and equipment, net                                                46,316               77,836
---------------------------------------------------------------------    ----------------     ----------------

Property held for sale, net                                                         8,931                  711

Long-term notes receivable, net of reserves
  of $73 in 2000 and $508 in 1999                                                   1,224                1,553

Deferred income taxes                                                               3,405                  795

Intangible assets, net of accumulated amortization
  of $889 in 2000 and $887 in 1999                                                  1,876                2,104

Other assets, net of accumulated amortization
  and reserves of $16 in 2000 and $6 in 1999                                        3,157                6,440
---------------------------------------------------------------------    ----------------     ----------------
Total assets                                                                     $115,880            $ 114,691
=====================================================================    ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

As of April 30,                                                                   2000                 1999
-----------------------------------------------------------------------    -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
  Current portion of long-term debt                                                $   5,206            $   5,898
  Accounts payable                                                                     8,196                7,892
  Other current liabilities                                                           10,209                8,853
  Income taxes payable                                                                 2,530                2,449
-----------------------------------------------------------------------    -----------------    -----------------
  Total current liabilities                                                           26,141               25,092
-----------------------------------------------------------------------    -----------------    -----------------

Long-term debt, net of current portion                                                21,198               26,918

Deferred gain on sale and leaseback                                                    8,269                    -

Pension liability                                                                      9,637                9,938

Stockholders' investment
  Preferred stock, authorized 1,000,000 shares,
    $5 par value; no shares issued and outstanding                                         -                    -
  Common stock, authorized 50,000,000 shares at $.01
    par value; issued and outstanding 28,067,539 in 2000
    and 28,797,828 shares in 1999                                                        288                  288
  Additional paid-in capital                                                         278,408              278,365
  Accumulated deficit                                                               (219,769)            (222,191)
  Treasury stock, 706,700 shares at cost at April 30, 2000
    and none at April 30, 1999                                                        (1,948)                   -
  Accumulated other comprehensive income                                              (6,344)              (3,719)
-----------------------------------------------------------------------    -----------------    -----------------
  Total stockholders' investment                                                      50,635               52,743
-----------------------------------------------------------------------    -----------------    -----------------
Total liabilities and stockholders' investment                                     $ 115,880            $ 114,691
=======================================================================    =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

For the Years Ended April 30,                                           2000                1999                1998
-------------------------------------------------------------    ----------------    ----------------    ----------------
Revenues
  Restaurant sales                                                       $230,869            $218,561            $235,991
  Franchise revenues                                                        8,625               7,765               6,342
-------------------------------------------------------------    ----------------    ----------------    ----------------
  Total revenues                                                          239,494             226,326             242,333
-------------------------------------------------------------    ----------------    ----------------    ----------------
Costs and Expenses
  Cost of sales                                                            84,599              80,695              88,480
  Labor and related costs                                                  63,081              59,179              64,626
  Other operating expenses (asset write downs of $800                      50,847              47,889              49,157
        for 2000, $609 for 1999 and $0 for 1998),
  Depreciation and amortization                                             8,628               9,927              11,769
  Non-recurring items                                                      12,087                   -                   -
  General and administrative expenses                                      20,346              16,874              16,695
-------------------------------------------------------------    ----------------    ----------------    ----------------
  Total operating costs and expenses                                      239,588             214,564             230,727
-------------------------------------------------------------    ----------------    ----------------    ----------------
  Interest expense                                                          3,631               3,284               5,274
  Investment income, net                                                   (1,423)               (724)             (1,271)
  Other income                                                             (1,411)                  -                   -
-------------------------------------------------------------    ----------------    ----------------    ----------------
  Total costs and expenses                                                240,385             217,124             234,730
-------------------------------------------------------------    ----------------    ----------------    ----------------
Income (loss) before income taxes                                            (891)              9,202               7,603
Provision (benefit) for income taxes                                       (3,313)              1,810               2,225
-------------------------------------------------------------    ----------------    ----------------    ----------------
Net income                                                               $  2,422            $  7,392            $  5,378
=============================================================    ================    ================    ================
Basic and diluted earnings per share                                     $   0.08            $   0.26            $   0.19
=============================================================    ================    ================    ================
Weighted Average common shares outstanding:
  Basic                                                                    28,559              28,815              28,864
  Diluted                                                                  28,877              28,878              28,879
=============================================================    ================    ================    ================
Comprehensive Income:
  Net Income                                                             $  2,422            $  7,392            $  5,378
  Foreign currency translation adjustments (no tax effect)                 (2,625)                579              (7,171)
-------------------------------------------------------------    ----------------    ----------------    ----------------
Total comprehensive income (loss)                                        $   (203)           $  7,971            $ (1,793)
=============================================================    ================    ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                                                                                  Accum-
                                                                                                lated Other
                                      Common               Additional     Accum-                  Compre-
                                      Shares      Common    Paid-In       lated      Treasury     hensive
                                    Outstanding   Stock     Capital      Deficit      Stock       Income       Total
----------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1997           28,898,003    $ 289     $276,200    $(234,961)   $     -       $ 2,873    $ 44,401
   Restricted stock repurchased         (7,022)                  (17)                                              (17)
   Restricted stock canceled           (55,833)      (1)                                                            (1)
   Stock issued                          5,760                    14                                                14
   Net income                                                               5,378                                5,378
   Amortization of restricted stock                            1,156                                             1,156
   Foreign currency translation
     adjustment                                                                                     (7,171)     (7,171)
----------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1998           28,840,908      288      277,353     (229,583)         -        (4,298)     43,760
   Restricted stock repurchased        (37,080)                 (103)                                             (103)
   Restricted stock canceled            (6,000)                                                                      -
   Net income                                                               7,392                                7,392
   Amortization of restricted stock                            1,115                                             1,115
   Foreign currency translation
     adjustment                                                                                        579         579
----------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1999           28,797,828      288      278,365     (222,191)         -        (3,719)     52,743
   Treasury stock purchased           (706,700)                                       (1,948)                   (1,948)
   Restricted stock                    (24,422)                  (50)                                              (50)
    repurchased
   Stock options exercised                 833                     2                                                 2
   Net income                                                               2,422                                2,422
   Stock option compensation                                      91                                                91
   Foreign currency translation
     adjustment                                                                                     (2,625)     (2,625)
----------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2000           28,067,539    $ 288     $278,408    $(219,769)   $(1,948)      $(6,344)   $ 50,635
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

For the Years Ended April 30,                                          2000                 1999                  1998
-------------------------------------------------------------    ----------------     ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  2,422             $  7,392              $  5,378
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                            8,628                9,927                11,769
   Deferred income tax provision (benefit)                                 (6,294)               3,377                  (925)
   Provision for bad debts                                                   (137)                 446                   651
   Non-recurring items                                                     12,087                    -                     -
   Other                                                                     (384)               1,114                  (473)
Changes in operating assets and liabilities:
   Receivables                                                               (410)              (1,394)                1,015
   Inventories                                                               (304)                 (13)                1,131
   Prepaid expenses and other current assets                                3,285               (5,410)                  (50)
   Accounts payable                                                           785                  139                (5,881)
   Accrued liabilities                                                     (2,705)               3,415                (9,681)
   Income taxes payable                                                     1,149               (1,703)                2,353
Changes due to reorganization activities:
   Payments of reorganization costs                                          (779)              (2,016)               (6,442)
   Interest expense accrued                                                     -                    -                 2,773
-------------------------------------------------------------    ----------------     ----------------     -----------------
Net cash provided by operating activities                                  17,343               15,274                 1,618
-------------------------------------------------------------    ----------------     ----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                    (10,983)              (7,684)               (8,931)
   Proceeds from sale of assets                                            26,781                1,754                28,896
   Other assets                                                              (856)              (1,137)                 (489)
-------------------------------------------------------------    ----------------     ----------------     -----------------
Net cash provided by (used in) investing activities                        14,942               (7,067)               19,476
-------------------------------------------------------------    ----------------     ----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                                                         -                    -                46,895
   Reduction of long-term debt                                             (2,922)              (8,580)               (4,865)
   Payment of allowed claims pursuant to
     the reorganization plan                                               (4,047)              (6,000)              (75,159)
   Repurchase of common stock                                              (1,948)                   -                     -
   Other, net                                                                 730                 (103)                 (883)
-------------------------------------------------------------    ----------------     ----------------     -----------------
Net cash used in financing activities                                      (8,187)             (14,683)              (34,012)
-------------------------------------------------------------    ----------------     ----------------     -----------------
Net increase (decrease) in cash and cash equivalents                       24,098               (6,476)              (12,918)
-------------------------------------------------------------    ----------------     ----------------     -----------------
Cash and cash equivalents at beginning of year                             14,691               21,167                34,085
-------------------------------------------------------------    ----------------     ----------------     -----------------
Cash and cash equivalents at end of year                                 $ 38,789             $ 14,691              $ 21,167
=============================================================    ================     ================     =================

Supplemental Cash Flow Disclosures
  Cash paid during the year for:
    Interest expense                                                     $  3,635             $  3,290              $  2,481
    Income taxes                                                         $  1,720             $     72              $    693

The accompanying notes are an integral part of these consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Line of Business: Sizzler International, Inc. and subsidiaries ("Sizzler" or the "Company") is principally engaged in the operation, development and franchising of the Sizzler(R) family steak house concept and the operation of Kentucky Fried Chicken ("KFC(R)") franchises in Australia.

Introduction: As discussed in Note 2 - Bankruptcy Reorganization, to Consolidated Financial Statements, the Company operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from June 2, 1996 to September 22, 1997, when the reorganization plans became effective. Consequently, the consolidated statements for the year ended April 30, 1998 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1980.

Principles of Consolidation: The consolidated financial statements include the accounts of Sizzler International, Inc., and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain financial statements, notes and supplementary data for the prior years have been reclassified to conform with the 2000 presentation.

Accounting Period: The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal year 2000 and 1999 were fifty-two week years ending on April 30, 2000 and May 2, 1999, respectively. Fiscal year 1998 was a fifty-three week year ending on May 3, 1998. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

Use of Estimates in Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Franchise Operations: The Company recognizes initial franchise fees as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees. Royalties which are based upon a percentage of sales, are recognized as income on the accrual basis. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by Sizzler. Royalty revenues, franchise fees and rent payments from franchisees are included in "Franchise Revenues" in the Consolidated Statements of Operations and Comprehensive Income.

Marketing Costs: Marketing costs are reported in Other Operating Expenses and include costs of advertising, marketing and promotional programs. Revenues are reported net of promotional discounts.

Stock-Based Compensation: In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company uses the intrinsic value-based method of measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Sizzler's capital stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

Earnings per Share: Basic earnings per share is computed as net income or loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilutive effects of options and warrants using the treasury stock method.

Cash and Cash Equivalents: At April 30, 2000 and 1999 cash and cash equivalents consists of cash and short-term investments, carried at cost, with an original maturity of less than ninety days. Restricted cash balances were $25.2 million and zero as of April 30, 2000 and 1999, respectively.

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

Intangible Assets: Intangible assets are amortized on a straight-line basis over appropriate periods ranging from 12 to 22 years. The Company continually evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future expected operating results. The methodology used to assess the recoverability of intangible and other long lived assets is to determine its expected net realizable value based upon the historical trend and their expected impact on future operating cash flows.

Other Current Liabilities: Other current liabilities include amounts accrued primarily for compensation and benefits, insurance, advertising, legal fees, rent and taxes and others.

Translation of Foreign Currencies: The consolidated financial statements of the Company's foreign operations are translated in accordance with the SFAS No. 52 "Foreign Currency Translation". As a result, translation adjustments are included in stockholders' investment as the primary component of accumulated other comprehensive income. Transaction gains and losses are included in income. The functional currency used in the Company's foreign operations is primarily the Australian dollar.

Income Taxes: Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

Comprehensive Income: In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities.

New Accounting Standards: In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company had delayed the implementation of SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities."

In fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB No.101"). SAB No. 101 addresses issues related to revenue recognition and does not impact the Company's consolidated results of operations, financial position or cash flows.


Note 2 - Bankruptcy Reorganization
--------------------------------------------------------------------------------

Bankruptcy Proceedings
----------------------

On June 2, 1996, in response to continued domestic operating losses, the Company enacted a comprehensive restructuring strategy designed to return the U.S. operations to profitability. This strategy included the closure of under-performing restaurants in the U.S. and filing for bankruptcy protection. The Company and four subsidiaries (Sizzler Restaurants International, Inc. ("SRI"), Buffalo Ranch Steakhouses, Inc. ("BRSH"), Tenly Enterprises, Inc. ("Tenly"), and Collins Properties, Inc. ("CPI")) became debtors-in-possession subject to the supervision of the U.S. Bankruptcy Court. The debtor subsidiaries collectively owned and operated substantially all of the Company's U.S. restaurant businesses and assets. The Company's international division businesses and assets were owned and operated by separate subsidiaries and were not subject to the U.S. Chapter 11 bankruptcy provisions.

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from the bankruptcy proceedings.

The Company's plan of reorganization provided for full payment of allowed creditor claims, including interest, from the Company's international operations. In September

1997, the Company obtained financing sufficient to pay its allowed creditor claims from Westpac Banking Corporation. SRI's plan provided for full payment of allowed unsecured creditors' claims through the formation of a creditor trust. Installment payments to the trust were evidenced by a four-year note with interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI collateralized the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets. All unsecured claims, except for 4 claims totaling approximately $879,000, have been paid in full, and a trust established for the benefit of creditors maintains sufficient cash to pay these remaining 4 claims. Accordingly, on July 11, 2000 the Bankruptcy Court entered an order directing the creditor trust to release the liens on the stock of the Company's U.S. subsidiaries and their operating assets.

Reorganization Costs
--------------------

The Company incurred severance, temporary staff, legal and professional costs relating to the 1996 reorganization of $0.8 million, $2.0 million and $6.4 million, in fiscal 2000, 1999, and 1998, respectively. These reorganization costs were charged against established reserves.


Note 3 - Nonrecurring Items
--------------------------------------------------------------------------------

Results for fiscal 2000 include two non-recurring items. During the year the Company completed the sale and leaseback of 48 of its 67 Australian KFC(R) and Sizzler(R) restaurant properties. The Company realized gross proceeds of $25.4 million in cash from the transactions that closed during the year. In addition, in accordance with SFAS No. 28, "Accounting for Sales with Leasebacks", the Company has immediately recognized a $5.5 million loss on the transaction and has deferred an $8.8 million gain. The gain will be recognized over the life of the leases which average 8 years.

Also during the year, the Company completed an evaluation of the remaining financial matters related to the 1996 restructuring. As a result of this evaluation, that included an extensive review of the numerous claims filed during the reorganization and other related costs, the Company determined that the original $108.9 million estimate was lower that the final expected cost by $6.6 million. Therefore, an additional $6.6 million charge was recorded. Because the final payment was made to the creditor trust in January 2000 the Company does not expect any further cash outlay related to the reorganization.

Note 4 - Income Taxes

The Company files a consolidated United States income tax return which includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or more of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $5,953,000 of the Company's foreign operations at April 30, 2000. It is the Company's intention to reinvest such earnings permanently in its foreign operations.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

                                                For the years ended April 30,
                                               -------------------------------
                                                 2000        1999        1998
     Current
        Federal                                $   236      $    -     $     -
        State                                       88           -           -
        Foreign                                  3,623       1,435       3,150
                                               -------------------------------
                                                 3,947       1,435       3,150
                                               -------------------------------
     Deferred
        Federal                                   (255)          -           -
        State                                      (95)          -         450
        Foreign                                   (745)        375      (1,375)
                                               -------------------------------
                                                (1,095)        375        (925)
                                               -------------------------------
     Change in Valuation Allowance              (6,165)          -           -
                                               -------------------------------
     Provision (benefit) for income taxes      $(3,313)     $1,810     $ 2,225
                                               ===============================

A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows (percents):

                                                             For the years ended April 30,
                                                         --------------------------------------
                                                           2000            1999            1998
                                                         ------           -----           -----
     Federal statutory tax rate                           (35.0)           35.0            35.0
     State and local income taxes, net of
        federal benefit                                    (5.8)            6.1             6.1
     Australian taxes, net of federal benefit             205.0            12.8            15.2
     Permanent differences                                 37.9             4.0             2.8
     Change in valuation allowance                       (691.9)          (38.2)          (29.8)
     Change in effective tax rate                         118.0               -               -
                                                         ------           -----           -----
        Effective tax rate                               (371.8)           19.7            29.3
                                                         ======           =====           =====

U.S. Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

                                                                For the years ended April 30,
                                                         ------------------------------------------
                                                          2000               1999              1998
                                                         -----             ------            ------
     Domestic                                            $(405)            $3,741            $3,527
     Foreign                                              (486)             5,461             4,076
                                                         -----             ------            ------
                                                         $(891)            $9,202            $7,603
                                                         =====             ======            ======

The tax effects of temporary differences and carryforwards which give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):

                                                                      As of April 30,
                                                             ---------------------------------
                                                                    2000               1999
                                                             ---------------------------------
Current tax assets:
   Deferred income                                                 $      -           $     18
   Operating reserves and accruals                                    2,129              2,487
   Creditor trust liability                                             415                605
                                                             --------------      -------------
   Gross current tax assets                                           2,544              3,110
   Valuation allowance                                                    -             (3,110)
                                                             --------------      -------------
   Current tax assets                                              $  2,544           $      -
                                                             ==============      =============

Non-current tax assets:
   Other                                                           $ (2,600)          $ (2,796)
   Property and equipment                                             2,294               (886)
   Other credits                                                      4,925              4,689
   Australia, net                                                     1,230              3,858
   Deferred gain                                                      3,090                  -
   Foreign tax credits                                               10,920             11,075
   Net operating loss                                                45,218             49,582
                                                             --------------      -------------
   Gross deferred income taxes                                       65,077             65,522
   Valuation allowance                                              (61,672)           (64,727)
                                                             --------------      -------------
   Net deferred income taxes                                       $  3,405           $    795
                                                             ==============      =============

Under SFAS No. 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not, that some portion or all of the deferred asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in the periods in which temporary differences will reverse. The amount of the net deferred tax asset that is considered realizable, however, could be adjusted in the near term if estimates of future taxable income are adjusted.

The following is a summary of the net operating loss carry-forward and the credit carry- forward (in thousands) and related expiration dates at April 30, 2000.

                                                  Gross
                                                  Amount              Expiration
                                                 --------            ------------
     Federal net operating loss                  $124,192             2012 - 2013
     California net operating loss               $ 19,903             2002 - 2004
     Foreign tax credit                          $ 10,920             2001 - 2003
     Minimum tax credit                          $  2,085             Indefinite
     General business credit                     $  2,840             2005 - 2010


Note 5 - Leases
--------------------------------------------------------------------------------

The Company is a party to a number of noncancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2013. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment including certain properties which are leased to franchisees, which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all noncancelable leases included in other liabilities (in thousands). Future minimum lease payments include amounts resulting from sale and leaseback transactions that occurred during fiscal year 2000.

                                                                      Commitments
                                                             -----------------------------        Sublease
                                                                Capital        Operating           Rental
Years ended April 30,                                           Leases           Leases            Income
---------------------                                        -------------    ------------       -----------
2001                                                                $ 196          $11,742            $  853
2002                                                                  101           10,928               853
2003                                                                  101           10,175               793
2004                                                                  101            9,438               733
2005                                                                  101            8,134               617
Thereafter                                                            283           27,571             1,293
                                                             ------------     ------------       -----------
Total minimum lease
  commitments/receivables                                             883          $77,988            $5,142
                                                                              ============       ===========

Less amount representing interest                                    (272)
                                                             ------------
Present value of minimum lease payments                               611
Less current portion of capital lease obligations                    (116)
                                                             ------------

Long-term capital lease obligations                                 $ 495
                                                             ============


Rent expense consists of (in thousands):

                                               Years ended April 30,
                                         ---------------------------------------
                                          2000            1999            1998
                                         -------         -------         -------
     Minimum rentals                     $11,249         $ 8,564         $11,594
     Contingent rentals                      547             475             489
     Less sublease rentals                (1,053)         (1,018)         (1,477)
                                         ---------------------------------------

     Net rent expense                    $10,743         $ 8,021         $10,606
                                         =======================================

Note 6 - Debt
--------------------------------------------------------------------------------

A summary of debt outstanding as of April 30, 2000 and 1999 is as follows (in thousands):

                                                                      2000              1999
---------------------------------------------------------------------------------------------
Non-collateralized borrowings, at variable interest rates,
 due through 2012                                                   $ 1,874           $ 2,255
Mortgage notes payable, with an interest rate of 10.015
 percent, collateralized by land and building with an original
 cost of approximately $600 due through 2039                            563               564
Other collateralized note, with a variable interest rate, due
 through 2002                                                        23,356            29,110
Capital lease obligations                                               611               887
---------------------------------------------------------------------------------------------
                                                                     26,404            32,816
Less - current portion                                               (5,206)           (5,898)
---------------------------------------------------------------------------------------------
  Long-term debt                                                    $21,198           $26,918
=============================================================================================

Payment of $5,206 on long-term debt, including capital lease obligations is due in fiscal 2001, $5,055 in 2002 $14,471 in 2003, $285 in 2004, and $1,387
thereafter.

On September 23, 1997, the Company obtained a $63.5 million AUD (approximately $46.9 million US dollar) bank facility from Westpac Banking Corporation ("Westpac") (included in `Other collateralized note' above) in order to refinance the claims of the Company's unsecured creditors. The Westpac loan provides for a five-year term at an interest rate equal to the Australian interbank borrowing rate, plus a margin. The margin is based on a formula tied to the Company's international operations ratio of debt to earnings before interest and taxes, and varies between 1.25 percent and 2.25 percent. The Westpac loan involved the collateralization of the Company's principal operating assets of its international division. The Westpac loan is subject to a number of financial covenants and other restrictions. The Company is in compliance with all covenants and restrictions.

Management believes that the aggregate fair value of the Company's long-term debt approximates the aggregate book value, as substantially all such debt is comprised of variable-rate obligations.

Note 7 - Employee Benefit Plans
--------------------------------------------------------------------------------

The Company maintains an executive supplemental benefit plan that covers 10 former employees and 1 active employee. The Company discontinued adding new participants to the plan in fiscal 1992. The components of net cost of the pension plan for the years ended April 30, 2000, 1999 and 1998 determined under SFAS No. 87 "Employees Accounting for Pensions" are as follows:

                                                                     Fiscal Year Ended
                                                       --------------------------------------------
                                                        April 30,         April 30,       April 30,
                                                           2000             1999            1998
                                                       ------------     ------------    -----------
     (in thousands)
     Pension Plan:
     Service cost                                      $          5      $       51     $       44
     Interest cost                                              885             962          1,024
     Expected return on plan assets                               -               -              -
     Amortization of prior service cost                           -               -              -
     Recognized net actuarial loss                               86              81             57
                                                       ------------      ----------     ----------
     Net periodic benefit cost                         $        976      $    1,094     $    1,125
                                                       ============      ==========     ==========

The following table sets forth the funded status and amounts recognized in the Company's Consolidated balance sheets for the plan:

                                                          Fiscal Year Ended
                                                      -------------------------
                                                        April 30,     April 30,
                                                           2000         1999
                                                      -----------     ---------
     (in thousands)
     Change in Benefit Obligation
     Benefit obligation at beginning of year              $ 9,938       $10,065
     Service cost                                               5            51
     Interest cost                                            885           962
     Actuarial loss                                            (9)           42
     Benefits paid                                         (1,182)       (1,182)
                                                          -------       -------
     Benefit obligation at end of year                    $ 9,637       $ 9,938
                                                          =======       =======

     Change in Plan Assets
     Fair value of plan assets at beginning of year             -             -
     Actual return on plan assets                               -             -
     Employer contributions                                     -             -
     Benefits paid                                              -             -
                                                          -------       -------
     Net periodic benefit cost                            $     -       $     -
                                                          =======       =======

     Reconciliation of Funded Status
     Funded Status                                              -             -
     Unrecognized actuarial (gain)/loss                         -             -
     Unrecognized transition amount                             -             -
     Unrecognized prior service cost                            -             -
                                                          -------       -------
     Net amount recognized                                $     -       $     -
                                                          =======       =======

     Amounts Recognized in the Consolidated
     Balance Sheets Consist of:
     Accrued benefit liability                            $ 9,637       $ 9,938
     Accumulated other comprehensive income                     -             -
                                                          -------       -------
     Net amount recognized                                $ 9,637       $ 9,938
                                                          =======       =======

Significant assumptions used in determining the net cost and funded status information for all the periods shown above are as follows:

                                                   2000     1999     1998
                                                   ----     ----     ----

     Discount rate (percent)                       9.5      9.5      9.5
     Rates of salary progression (percent)         5.0      5.0      5.0

In addition, the Company has a contributory employee profit sharing, savings and retirement plan whereby eligible employees can elect to contribute from 1 percent to 15 percent of their salary the plan. Under the plan the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were $130,000, $78,000 and zero for the years ended April 30, 2000, 1999 and 1998, respectively.


Note 8 - Commitments and Contingencies
--------------------------------------------------------------------------------

At April 30, 2000, there were no material commitments for capital projects.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company's consolidated financial position, results of operations or its cash flows.


Note 9 - Stock Repurchase
--------------------------------------------------------------------------------

On November 11, 1999, the Board of Directors authorized a plan to repurchase up to 1.5 million shares of Sizzler common stock. During fiscal 2000, the Company repurchased 706,700 shares for a total of $1.9 million.


Note 10 - Stock Options and Restricted Stock
--------------------------------------------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. The maximum number of shares that may be issued under these plans is 2,800,000 and 400,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements of the new standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

                                             2000       1999      1998
                                             ----       ----      ----

          Expected Life (years)                 5          5         5
          Volatility (percent)                 64         61        72
          Risk Interest (percent)            5.55       5.30      6.90
          Dividend Yield (percent)              0          0         0

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.

                                                         2000     1999    1998
                                                        ------   ------  ------
   Net Income:                            As Reported   $2,422   $7,392  $5,378
                                          Pro Forma     $1,382   $6,501  $4,515

   Basic and Diluted Earnings Per Share:  As Reported   $ 0.08   $ 0.26  $ 0.19
                                          Pro Forma     $ 0.05   $ 0.23  $ 0.16

Stock Options:
--------------

The outstanding options become exercisable in varying amounts through 2005. A summary of stock option transactions follows:

                                                               For The Years Ended April 30
                           ---------------------------------------------------------------------------------------------------

                                         2000                                  1999                            1998
                           ------------------------------------      ---------------------------     -------------------------

                                                     Average                           Average                         Average
                                 Option               Price            Option           Price          Option           Price
                                 ------               -----            ------           -----          ------           ----
Options outstanding
  beginning of the year            2,331,154        $    2.43          229,523        $    3.92        109,347            7.85
Options granted                      284,240             2.33        2,182,752             2.31        164,040            2.55
Options exercised                       (833)            2.69                -                -              -               -
Options canceled                    (187,617)            3.39          (81,121)            3.27        (43,864)           8.57
                                   ---------                         ---------        ---------        -------           -----
Options outstanding
  end of year                      2,426,944        $    2.35        2,331,154        $    2.43        229,523        $   3.92
                                   =========        =========        =========        =========        =======        ========

Options exercisable at
  end of year                        648,889        $    2.24          217,381        $    2.89         97,483        $   5.53
                                     =======        =========        =========        =========        =======        ========


Weighted average fair
  value of options granted
  during the year.                                  $    1.50                         $    1.35                       $   2.19
                                                    =========                         =========                       ========

The following table summarizes information about stock options outstanding at April 30, 2000.

                                                                 Weighted Average
           Exercise                     Number                      Remaining                    Number
            Prices                    Outstanding                Contractual Life             Exercisable
            ------                    -----------                ----------------             -----------
         $0.00 - 1.25                     167,284                     7.5 years                   136,604
         $1.26 - 2.50                   1,195,748                     8.7 years                   292,374
         $2.51 - 5.00                   1,035,000                     7.7 years                   190,999
         $5.01 - 7.50                      23,412                     4.5 years                    23,412
         $7.51 - 12.50                      5,500                     1.6 years                     5,500
                                      -----------                                             -----------

                                        2,426,944                                                 648,889
                                      ===========                                             ===========

Restricted Stock Plan:
----------------------

Stock issued under the Company's stock incentive plan is delivered subject to various conditions relating to Company performance. There was no compensation expense related to these shares in fiscal year 2000, approximately $1,115,000 in 1999 and $1,156,000 in 1998. A summary of restricted stock transactions follows:

                                                            For the years ended April 30,
                                                     --------------------------------------------
    Shares Outstanding                                 2000              1999             1998
    ---------------------------------------------------------------------------------------------
    Shares restricted at beginning of the year        286,162           526,336         1,016,625
    Shares granted                                          -                 -                 -
    Shares released                                  (278,162)         (234,174)         (434,456)
    Shares canceled                                         -            (6,000)          (55,833)
    ---------------------------------------------------------------------------------------------
    Shares restricted at end of the year                8,000           286,162           526,336
    =============================================================================================

Note 11- Information by Industry Segment and Geographic Area
--------------------------------------------------------------------------------

Substantially all of the Company's revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company's reportable segments are based on geographic area and product type. Sizzler Domestic consists of all USA and Latin America Sizzler(R) restaurant and franchise operations. Sizzler International consists of all foreign Sizzler(R) restaurant and franchise operations. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effect of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

Earnings before interest and taxes include segment operating results before investment income, interest expense, income taxes, non-recurring charges, and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable, deferred taxes, and various other assets. The negative amount in corporate and other assets in fiscal years 1999 and 1998 are a result of a deferred income tax liability that exceeded the deferred assets of the other segments.

                                                     2000         1999        1998
                                                     ----         ----        ----
Revenues (in thousands):
------------------------
Sizzler - Domestic                                 $104,720     $101,872    $ 97,127
Sizzler -  International                             42,255       40,176      50,364
KFC                                                  92,519       84,278      94,842
Corporate and other                                       -            -           -
                                                 ----------    ---------    --------
Total                                              $239,494     $226,326    $242,333
                                                 ----------    ---------    --------

Depreciation and Amortization (in thousands):
----------------------------------------------
Sizzler - Domestic                                 $  3,369     $  3,484    $  3,942
Sizzler - International                               1,877        2,565       3,081
KFC                                                   3,052        3,575       4,149
Corporate and other                                     330          303         597
                                                 ----------     --------    --------
Total                                              $  8,628     $  9,927    $ 11,769
                                                 ----------     --------    --------

                                                             2000               1999             1998
                                                             ----               ----             ----
Earnings Before Interest, Taxes and
-----------------------------------
Non-Recurring Items (in thousands):
---------------------------------
Sizzler - Domestic                                           $  9,958           $  8,175         $  6,973
Sizzler - International                                         2,375              2,161            2,214
KFC                                                             9,312              7,679            8,164
Corporate and other                                            (8,241)            (6,253)          (5,745)
                                                         ------------     --------------   --------------
Total                                                        $ 13,404           $ 11,762         $ 11,606
                                                         ------------     --------------   --------------

Capital Expenditures (in thousands):
----------------------------------
Sizzler - Domestic                                           $  7,471           $  4,501         $  4,286
Sizzler - International                                         1,163                619              726
KFC                                                             1,729              2,453            3,582
Corporate and other                                               620                111              337
                                                         ------------     --------------   --------------
Total                                                        $ 10,983           $  7,684         $  8,931
                                                         ------------     --------------   --------------

Identifiable Assets (in thousands):
----------------------------------
Sizzler - Domestic                                           $ 37,332           $ 38,713         $ 37,585
Sizzler - International                                        15,315             33,641           30,939
KFC                                                            16,847             33,384           42,626
Corporate and other                                            46,386              8,953            9,311
                                                         ------------     --------------   --------------
Total                                                        $115,880           $114,691         $120,461
                                                         ------------     --------------   --------------

Note 12 - Earnings Per Share
--------------------------------------------------------------------------------

Earnings per share (EPS) has been calculated as follows:

                                                                             FOR THE YEARS ENDED APRIL 30,
(In thousands, except EPS)                                              2000              1999               1998
                                                                     -------           -------            -------
Numerator for both basic and diluted
   EPS - Net income                                                  $ 2,422           $ 7,392            $ 5,378
                                                                     =======           =======            =======

Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding                                  28,559            28,815             28,864
 Effect of dilutive stock options                                        318                63                 15
                                                                     -------           -------            -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding                                 28,877            28,878             28,879
                                                                     =======           =======            =======

      Basic and diluted earnings per share                           $  0.08           $  0.26            $  0.19
                                                                     =======           =======            =======

Pro-forma earnings per share data:
   Non-recurring items:
      Sale-leasebacks                                                $(5,500)/(a)/
      Restructuring charge                                            (6,600)/(a)/
      Income tax benefit                                               5,900 /(b)/
                                                                     -------
      Total non-recurring items                                      $(6,200)
   Denominator for diluted EPS                                        28,877
                                                                     -------
   Impact of non-recurring items                                     $  0.21           $     -            $     -
                                                                     =======           =======            =======

     Diluted earnings per share without
       non-recurring items                                           $  0.29           $  0.26            $  0.19
                                                                     =======           =======            =======

     (a)  See Note 3 - Non-recurring Items
     (b)  See Note 4 - Income Taxes

Note 13- Related Party Transactions
--------------------------------------------------------------------------------

The Company entered into an agreement for services dated May 1, 1999 with director, Charles F. Smith. Under the agreement, Mr. Smith is obligated to be available to provide consulting services from time to time on a mutually agreed upon basis regarding corporate business asset dispositions and financings. The agreement is terminable by either party upon ten days` written notice. The agreement provides for compensation to Mr. Smith of $2,000 per day for services rendered and reimbursement of Mr. Smith's reasonable out-of-pocket expenses incurred at the Company's request. Payments in the amount of $34,000 were made to Mr. Smith under the agreement during fiscal year 2000.

A subsidiary of the Company was a party to a consulting agreement with Barry E. Krantz, a Director of the Company. Under the agreement, Mr. Krantz provided marketing consulting services at an hourly rate. The agreement was terminated on September 30, 1999. During fiscal years 2000, 1999 and 1998, the Company paid Mr. Krantz an aggregate of $103,000, $124,000 and $244,000 respectively, for fees and expenses under the consulting agreement. These amounts are recorded in general and administrative expenses in the statements of operations and comprehensive income.

The Company leases approximately 36,000 square feet of headquarters office premises from Pacifica Plaza Office Building, a limited partnership ("Pacifica"). James A. Collins, his spouse and his brother-in-law are among the partners of Pacifica, which was formed in 1979. Mr. Collins is the Company's
Chairman Emeritus and a Director.   Mr. Collins, his spouse and his brother-in-
law, directly or indirectly, own a majority interest in Pacifica. Under the four-year lease, the Company is responsible for rent payment of $34,000 a month during the period through December 1999 (except for an initial four months of abated rent), and $42,000 a month thereafter through October 31, 2001. The Company believes these terms were competitive at the time it entered into the lease. The expense for rent is included in general and administrate expenses in the statement of operations and comprehensive income.

Note 14 - Subsequent Event
--------------------------------------------------------------------------------

On May 23, 2000, the Company entered into an agreement to acquire 82 percent of the outstanding shares of FFPE, LLC, the holding company which owns the assets of Oscar's, a San Diego, California-based restaurant company operating under the name "Oscar's". Upon closing, the Company will pay approximately $16 million in cash and issue warrants to purchase up to 1,250,000 shares of Sizzler common stock at $4.00 per share. In addition, the Company has agreed to pay an earn-out amount in two and one-half years which may amount to as much as $3.1 million or more if certain targets are achieved. Completion of the acquisition is expected to occur by September 2000 subject to government approvals and other conditions.

The Company will account for the acquisition under the purchase method and estimates goodwill will be approximately $16.2 million to be amortized over 20 years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sizzler International Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Sizzler International, Inc. ("the Company") and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' investment and cash flows for each of the three years then ended April 30, 2000, and, in our report dated June 14, 2000, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the attached schedules is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

ARTHUR ANDERSEN LLP

Los Angeles, California
June 14, 2000

Schedule I - Condensed Financial Information of Registrant
--------------------------------------------------------------------------------

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                                Balance Sheets
                                (in thousands)

                                                                                 As of April 30,
                                                                                 ---------------
                                                                           2000               1999
                                                                        ----------        ------------
ASSETS
Current assets
 Cash and cash equivalents                                                $  2,167            $   2,910
 Receivables                                                                   604                  528
 Inventories                                                                    41                  106
 Prepaid expenses and other current assets                                      76                  602
------------------------------------------------------                  ----------        -------------
 Total current assets                                                        2,888                4,146
------------------------------------------------------                  ----------        -------------

Property and equipment, at cost
 Buildings and leasehold improvement                                           659                    -
 Equipment                                                                   6,666                    7
 Construction in progress                                                      124                    -
------------------------------------------------------                  ----------        -------------
                                                                             7,449                    7
 Less - Accumulated depreciation and amortization                           (6,643)                  (1)
------------------------------------------------------                  ----------        -------------
 Total property and equipment, net                                             806                    6
------------------------------------------------------                  ----------        -------------

Investment in subsidiaries                                                  63,780               56,713

Deposits and other assets                                                    2,851                6,030

------------------------------------------------------                  ----------        -------------
Total assets                                                              $ 70,325            $  66,895
======================================================                  ==========        =============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                                Balance Sheets
                       (in thousands, except share data)

                                                                                     As of April 30,
                                                                                     ---------------
                                                                                  2000              1999
                                                                                --------          ---------
LIABILITIES
Current liabilities
 Accounts payable                                                               $       256       $      23
 Other current liabilities                                                              435              46
------------------------------------------------------------------              -----------       ---------
Total current assets                                                                    691              69
------------------------------------------------------------------              -----------       ---------
Intercompany payable                                                                  9,362           4,145

Pension liability                                                                     9,637           9,938

Stockholders' investment
 Common stock, authorized 50,000,000 shares at $.01
 par value; issued and outstanding 28,067,539 in 2000
 and 28,797,828 shares in 1999                                                          288             288
 Additional paid-in capital                                                         278,408         278,365
 Accumulated deficit                                                               (219,769)       (222,191)
 Treasury stock, 706,700 shares at cost at April 30, 2000
  and none at April 30, 1999                                                         (1,948)              -
 Translation adjustment                                                              (6,344)         (3,719)
------------------------------------------------------------------              -----------       ---------
  Total stockholders' investment                                                     50,635          52,743
------------------------------------------------------------------              -----------       ---------
Total liabilities and stockholders' investment                                    $  70,325       $  66,895
==================================================================              ===========       =========

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                           Statements of Operations
                                (in thousands)

                                                                     For the Years Ended April 30,
                                                                     -----------------------------
                                                               2000               1999              1998
                                                           ------------      -------------      ------------
Revenues
  Allocated general and  administrative                      $   9,375           $   2,458         $   3,642

Costs and expenses
  Depreciation and amortization                                    323                 296               132
  General and administrative                                    14,947               5,859             4,218
------------------------------------------------------     -----------       -------------      ------------

  Total operating costs                                         15,270               6,155             4,350
------------------------------------------------------     -----------       -------------      ------------

  Interest expense                                                 893                 307             2,854
  Equity in earnings of subsidiaries                            (9,090)            (11,160)           (8,652)
  Investment income                                               (120)               (236)             (288)
------------------------------------------------------     -----------       -------------      ------------

  Total costs and expenses                                       6,953              (4,934)           (1,736)
------------------------------------------------------     -----------       -------------      ------------

Net Income                                                   $   2,422           $   7,392         $   5,378
======================================================     ===========       =============      ============

Comprehensive Income:

  Net Income                                                 $   2,422           $   7,392         $   5,378

  Foreign currency translation adjustments
  (no tax effect)                                               (2,625)                579            (7,171)
------------------------------------------------------     -----------       -------------      ------------

Total Comprehensive Income (loss)                            $    (203)          $   7,971         $  (1,793)
======================================================     ===========       =============      ============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                           Statements of Cash Flows
                                (in thousands)

                                                                                    For the Years Ended April 30,
                                                                                    -----------------------------
                                                                              2000               1999                1998
                                                                          -------------      ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by (used in) operating activities                        $   (2,889)        $    2,078        $     (4,950)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                              (172)                 -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings (repayment) intercompany amounts                                     4,266             (8,106)             10,096
  Repurchase of common stock                                                    (1,948)                 -                   -

---------------------------------------------------------------------    -------------       ------------       -------------
Net cash provided by (used in) financing activities                              2,318             (8,106)             10,096
---------------------------------------------------------------------    -------------       ------------       -------------
Net increase (decrease) in cash and equivalents                                   (743)            (6,028)              5,146
---------------------------------------------------------------------    -------------       ------------       -------------
Beginning balance, cash and cash equivalents                                     2,910              8,938               3,792
---------------------------------------------------------------------    -------------       ------------       -------------
Ending balance, cash and cash equivalents                                   $    2,167         $    2,910        $      8,938
=====================================================================    =============       ============       =============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                    Notes to Condensed Financial Statements


Note 1 - The Company
--------------------------------------------------------------------------------

Sizzler International Inc. ("SII") is a holding company that owns and operates multiple subsidiaries. As of April 30, 2000 asset distributions from certain Australian subsidiaries are restricted as a result of a loan agreement.

During the year ended April 30, 2000 property and equipment of subsidiaries were transferred to SII. The transfer occurred as a result of a reallocating some administrative functions from the subsidiaries to SII. The increase in administrative activities performed by SII, during the year ended April 30, 2000, resulted in an increase in property and equipment and general and administrative expense for the year.


Note 2 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Principles of Consolidation
The financial statements of SII reflect the investment in wholly owned subsidiaries using the equity method.

Statement of Cash Flows
For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of 90 days or less. The Company made cash interest payments of $893,000, $307,000, and $2,854,000 for the years ending April 30, 2000, 1999 and
1998, respectively.

The statement of cash flows reflects a non-cash transfer of property and equipment from a subsidiary to SII, with a net book value of $951,000, during the year ended April 30, 2000.

Taxes
SII provides for taxes consistent with FAS 109. All deferred assets and liabilities are offset by a valuation allowance due to the historical losses that have been sustained by SII. (See Note 4 - Income Taxes to the Consolidated Financial Statements for further discussion of the taxes for the consolidated group.)

Other Policies
SII follows all applicable accounting policies consistent with those of the consolidated group (See Note 1 - Summary of Significant Accounting Policies to Consolidated Financial Statements for a discussion of the accounting policies).

Note 3 - Required Disclosures
--------------------------------------------------------------------------------

Notes Payable: SII has no debt at April 30, 2000 (See Note 6 - Debt to Consolidated Financial Statements for a discussion of the total debt for the consolidated group).

Material Contingencies: SII management is not aware of any material contingencies as of April 30, 2000 (See Note 8 - Commitments and Contingencies to Consolidated Financial Statements for a discussion of all contingencies for the consolidated group).

Inter Company Borrowing: SII borrowed money from consolidated subsidiaries in the amount of $4.3 million and $10.1 million in fiscal year 2000 and 1998, respectively. SII loaned $8.1 million to consolidated subsidiaries in fiscal year 1999.

Dividends: SII did not receive any dividends from subsidiaries during the three year period ending April 30, 2000.

Schedule II  - Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

The following is a summary of the activity in valuation accounts:

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998
              --------------------------------------------------

                      Reserve for Accounts Receivable and
                      -----------------------------------
                           Notes Receivable Bad Debt
                           -------------------------
                                (IN THOUSANDS)

                               Balance at                            Balance
                               Beginning                            at End of
                               of Period    Additions   Deductions    Period
                              -----------  ----------   ----------  ----------

  Year ended April 30, 2000    $    2,234   $       -    $   1,314    $    920
                              ===========  ==========   ==========  ==========


  Year ended April 30, 1999    $    3,380   $     501    $   1,647    $  2,234
                              ===========  ==========   ==========  ==========


  Year ended April 30, 1998    $    3,971   $   1,169    $   1,760    $  3,380
                              ===========  ==========   ==========  ==========

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
================================================================================

None.

                                   PART III


Item 10: Directors and Executive Officers of the Registrant
================================================================================

Information required by this item with respect to the Company's directors is set forth under the captions "Election of Directors" and "Stock Ownership of Management" in the Company's Proxy Statement for its 2000 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company's executive officers is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant" as of June 30, 2000.


Item 11: Executive Compensation
================================================================================

Information required by this item is set forth under the caption "Executive Compensation" and "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.


Item 12: Security Ownership of Certain Beneficial Owners and Management
================================================================================

Information required by this item is set forth under the caption "Stock Ownership of Management" in the Company's Proxy Statement for its 2000 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.


Item 13: Certain Relationships and Related Transactions
================================================================================

Information required by this item is set forth under the caption "Transactions with Directors and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
================================================================================
(a)  List of documents filed as part of the report:

     (1)  Financial Statements:

          Selected Quarterly Financial Data

          Report of Independent Public Accountants

          Consolidated Balance Sheets of Sizzler International, Inc. and Subsidiaries as of April 30, 2000 and 1999

          Consolidated Statements of Operations and Comprehensive Income of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2000

          Consolidated Statements of Stockholders' Investment of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2000

          Consolidated Statements of Cash Flows of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2000

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

          i.  Condensed Financial Information of Registrant
          ii. Valuation and Qualifying Accounts

     (3)  Exhibits:

     Number    Description
     ------    -----------

       2.1 Registrant's Sixth Amended Plan of Reorganization dated August 26, 1997, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K report filed October 8, 1997.

       2.2 Sizzler Restaurants International, Inc.'s Second Amended Plan of Reorganization, incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

       2.3 Collins Properties, Inc.'s Plan of Reorganization, incorporated herein by reference to Exhibit 2.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

       3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-4 Registration Statement Number 33-38412.

       3.2 Bylaws of Registrant, as amended June 16, 1999, incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1999.

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

    10.2 Amendment to Employee Savings Plan of Registrant, incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

    10.3 Registrant's Executive Supplemental Retirement Plan (effective May 1, 1985, and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1996.

    10.4 Employment Agreement dated February 8, 1999 between Registrant and Charles L. Boppell, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1999.

    10.5 Consulting Agreement dated December 17, 1996 between Barry Krantz and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.14 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

    10.6 Amended and Restated Services Agreement dated May 5, 1999 between Registrant and Charles F. Smith, incorporated herein by reference to
          Exhibit 10.13 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1999.

    10.7 Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to
          Exhibit 10.5 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1995.

    10.8 1997 Employee Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form S-8 Registration Statement Number 333-476661 filed March 10, 1998.

    10.9 1997 Non-Employee Directors Stock Incentive Plan of Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form S-8 Registration Statement No. 333-47659 filed March 10, 1998.

    10.10 Form of Franchise Agreement between Sizzler USA Franchise, Inc. and Franchisee, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q report for the quarterly period ended February 1, 1998.

    10.11 Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

    10.12 Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

    10.13 Form of Franchise Agreement between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd. relating to KFC(R) restaurant franchise, incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1997.

    10.14 Letter of Offer dated August 18, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K report filed October 8, 1997.

    10.15 A $63,500,000 Bill Acceptance and Discount Facility dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to
          Exhibit 3.2 to the Registrant's Form 8-K report filed October 8, 1997.

    10.16 Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated as of September 19, 1997 among certain subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 3.3 to the Registrant's Form 8-K report filed October 8, 1997.

    10.17 Subordination Deed dated as of September 24, 1997 among the Registrant and certain of its subsidiaries and Westpac Banking Corporation, incorporated herein by reference to Exhibit 3.4 to the Registrant's Form 8-K report filed October 8, 1997.

    10.18 Stock Pledge dated as of September 24, 1997 between the Registrant and Westpac Banking Corporation, incorporated herein by reference to
          Exhibit 3.5 to the Registrant's Form 8-K report filed October 8, 1997.

    10.19 Form of Fixed and Floating Charge dated as of September 19, 1997 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 3.6 to the Registrant's Form 8-K report filed October 8, 1997.

    10.20 Standard Office Lease - Gross American Industrial Real Estate Association corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.25 to the Registrant's Form 10-K report for the fiscal year ended April 30, 1998.

    10.21 LLC Membership Interest Purchase Agreement dated May 23, 2000 among the Registrant, as purchaser, and FFPE Holding Company, Inc., Oscar Sarkisian and Martha Patricia Sarkisian (individually and as Co-Trustees of Sarkisian Family Trust UTD July 19, 1995), John Sarkisian, Bernadette Sarkisian, and Tamara Sarkisian-Celmo (individually and as Trustee of the Tamara Sarkisian-Celmo Family Trust UTD October 16,
          1997), FFPE, LLC, and S & C Company, Inc., as the selling parties, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K report filed June 5, 2000.

    10.22 Credit Agreement dated May 23, 2000 between the Registrant, as lender, S & C Company, Inc., and FFPE, LLC, as borrowers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K report filed June 5, 2000.

    10.23 Membership Interest Pledge Agreement, dated May 23, 2000, among the Registrant, as secured party, and FFPE Holding Company, Inc., as debtor, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K report filed June 5, 2000.

    10.24 Form of Call Option Agreement to be entered into between FFPE Holding Company, Inc., as optionor, and the Registrant, as optionee, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K report filed June 5, 2000.

    10.25 Form of Put Option Agreement (John Sarkisian) to be entered into between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K report filed June 5, 2000.

    10.26 Form of Put Option Agreement (Tammy-Sarkisian-Celmo) to be entered into between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 8-K report filed June 5, 2000.

    10.27 Form of Warrant to be issued by the Registrant to FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 8-K report filed June 5, 2000.

    10.28 Form of Warrant Registration Rights Agreement to be entered into between the Registrant and FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 8-K report filed June 5, 2000.

    10.29 Form of Employment Agreement to be entered into between the Registrant and John Sarkisian, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 8-K report filed June 5, 2000.

    10.30 Form of Employment Agreement to be entered into between the Registrant and Tamara Sarkisian-Celmo, incorporated herein by reference to
          Exhibit 10.10 to the Registrant's Form 8-K report filed June 5, 2000.

    21.00 Subsidiaries of Registrant

    23.00 Consent of Arthur Andersen LLP

    27.00 Financial Data Schedule


(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on February 16, 2000 relating to a press release dated February 7, 2000, announcing the number of shares of the Company's common stock acquired under the Company's share repurchase program.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 21, 2000                   SIZZLER INTERNATIONAL, INC.

                                                      By: /s/ Charles L. Boppell
                                                      --------------------------
                                                              Charles L. Boppell
                                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                        TITLE                      DATE
---------                        -----                      ----


/s/ Charles L. Boppell        President, Chief              July 21, 2000
----------------------
Charles L. Boppell            Executive Officer and
                              Director


/s/ James A. Collins          Chairman Emeritus             July 21, 2000
--------------------
James A. Collins              and Director


/s/ Barry E. Krantz           Director
-------------------                                         July 21, 2000
Barry E. Krantz


/s/ Phillip D. Matthews       Chairman of the Board
-----------------------
Phillip D. Matthews           and Director                  July 21, 2000


/s/ Robert A. Muh             Director                      July 21, 2000
-----------------
Robert A. Muh


/s/ Charles F. Smith          Director                      July 21, 2000
--------------------
Charles F. Smith


/s/ Kevin W. Perkins          Executive Vice President      July 21, 2000
--------------------
Kevin W. Perkins              and Director


/s/ Steven R. Selcer          Vice President and            July 21, 2000
--------------------
Steven R. Selcer              Chief Financial Officer
                              (principal financial and
                              accounting officer)