Form 10-Q
period 2000-07-23
SIZZLER INTERNATIONAL INC
filed 2000-09-06
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 23, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at September 5, 2000
----------------------------                  --------------------------------
COMMON STOCK $0.01 PAR VALUE                           27,664,286 SHARES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           July 23,     April 30,
                      ASSETS                                 2000          2000
                                                           --------      --------
                                                          (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                                $ 36,905      $ 38,789
  Receivables, net of reserves of $786 at
   July 23, 2000 and $847 at April 30, 2000                   4,811         4,173
  Inventories                                                 4,124         4,333
  Current tax asset                                           2,544         2,544
  Prepaid expenses and other current assets                     888         1,132
                                                           --------      --------
     Total current assets                                    49,272        50,971
                                                           --------      --------
Property and equipment, net                                  52,177        46,316

Property held for sale, net                                   6,781         8,931

Long-term notes receivable, net of reserves of $133
  at July 23, 2000 and $73 at April 30, 2000                  1,830         1,224

Deferred income taxes                                         3,490         3,405

Intangible assets, net of accumulated amortization of
  $922 at July 23, 2000 and $889 at April 30, 2000            1,869         1,876

Other assets                                                  3,644         3,157
                                                           --------      --------
     Total assets                                          $119,063      $115,880
                                                           ========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                July 23,        April 30,
LIABILITIES AND STOCKHOLDERS' INVESTMENT                          2000            2000
                                                                ---------       ---------
                                                               (Unaudited)      (Audited)
Current Liabilities:
  Current portion of long-term debt                             $   5,147       $   5,206
  Accounts payable                                                  9,746           8,196
  Other current liabilities                                        10,471          10,209
  Income taxes payable                                              2,820           2,530
                                                                ---------       ---------
     Total current liabilities                                     28,184          26,141
                                                                ---------       ---------

  Long-term debt, net of current portion                           20,126          21,198

  Deferred gain on sale and lease back                              8,074           8,269

  Pension liability                                                 9,563           9,637

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                   -               -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 27,919,886 shares at July 23, 2000
     and 28,797,828 shares at April 30, 2000                          288             288
  Additional paid-in capital                                      278,421         278,408
  Accumulated deficit                                            (216,904)       (219,769)
  Treasury stock, 846,700 shares at cost at July 23, 2000
     and 706,700 shares at April 30, 2000                          (2,303)         (1,948)
  Accumulated other comprehensive income                           (6,386)         (6,344)
                                                                ---------       ---------
     Total stockholders' investment                                53,116          50,635
                                                                ---------       ---------
     Total liabilities and stockholders' investment             $ 119,063       $ 115,880
                                                                =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE TWELVE WEEKS ENDED JULY 23, 2000 AND JULY 25, 1999
                        (In thousands, except share data)


                                          July 23,       July 25,
                                            2000           1999
                                          --------       --------
                                         (Unaudited)    (Unaudited)
REVENUES
 Restaurants                              $ 52,312       $ 54,841
 Franchise operations                        2,346          2,164
                                          --------       --------
 Total revenues                             54,658         57,005
                                          --------       --------
COSTS AND EXPENSES
 Cost of sales                              18,943         20,207
 Labor and related expenses                 14,234         14,845
 Other operating expenses                   11,930         11,551
 Depreciation and amortization               1,805          2,078
 General and administrative expenses         4,312          4,658
                                          --------       --------
 Total operating costs                      51,224         53,339
                                          --------       --------
 Interest expense                              747            872
 Investment income                            (559)          (182)
                                          --------       --------
 Total costs and expenses                   51,412         54,029
                                          --------       --------
INCOME BEFORE INCOME TAXES                   3,246          2,976
                                          --------       --------
Provision for income taxes                     381            470
                                          --------       --------
NET INCOME                                $  2,865       $  2,506
                                          ========       ========

Basic and diluted earnings per share      $   0.10       $   0.09
                                          ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE TWELVE WEEKS ENDED JULY 23, 2000 AND JULY 25, 1999
                                 (in thousands)


                                                      July 23,       July 25,
                                                        2000           1999
                                                      --------       --------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income                                            $  2,865       $  2,506
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         1,805          2,078
   Deferred income taxes                                   (80)            70
   Provision for bad debts                                   -            112
   Other                                                    49            157
                                                      --------       --------
                                                         4,639          4,923
Changes in operating assets and liabilities:
   Receivables                                          (1,238)           (18)
   Inventories                                             217            245
   Prepaid expenses and other current assets               248            413
   Accounts payable                                      1,528          2,421
   Accrued liabilities                                      (8)        (1,803)
   Income taxes payable                                    280            358
                                                      --------       --------
Net cash provided by operating activities                5,666          6,539
                                                      --------       --------
INVESTING ACTIVITIES
   Additions to property and equipment                  (7,716)          (559)
   Disposal of property and equipment                    2,163             60
   Other, net                                             (644)           148
                                                      --------       --------
Net cash used in investing activities                   (6,197)          (351)
                                                      --------       --------
FINANCING ACTIVITIES
   Reduction of long-term debt                          (1,219)        (1,382)
   Payment of allowed claims pursuant to
     the reorganization plan                                 -         (1,000)
   Repurchase of common stock                             (355)             -
   Other, net                                              221             21
                                                      --------       --------
Net cash used in financing activities                   (1,353)        (2,361)
                                                      --------       --------
Net increase in cash and cash equivalents               (1,884)         3,827
                                                      --------       --------
Cash and cash equivalents at beginning of period        38,789         14,691
                                                      --------       --------
Cash and cash equivalents at end of period            $ 36,905       $ 18,518
                                                      ========       ========

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 23, 2000


1.      GENERAL:

        The condensed consolidated financial statements include Sizzler International, Inc. and its wholly owned subsidiaries ("Sizzler" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler family steak house concept, including company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, and the operation of Kentucky Fried Chicken(R) ("KFC(R)") franchises in Queensland, Australia. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

        The condensed consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 annual report on Form 10-K.

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

3.      EARNINGS PER SHARE:

        The following table sets forth the computation of basic and diluted EPS:


                                                            Twelve weeks ended
                                                           --------------------
                                                           July 23,     July 25,
In thousands, except EPS                                     2000        1999
                                                           -------      -------
Numerator for both basic and diluted EPS - Net income      $ 2,865      $ 2,506
                                                           -------      -------

Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding                        27,986       28,795
 Effect of dilutive stock options                              385          150
                                                           -------      -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding                       28,371       28,945
                                                           -------      -------

Basic and diluted earnings per share                       $  0.10      $  0.09
                                                           =======      =======


4.      COMPREHENSIVE INCOME:

        In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income for the quarters ended July 23, 2000 and July 25, 1999 are as follows (in thousands):


                                                               Twelve weeks ended
                                                              ---------------------
                                                              July 23,      July 25,
                                                               2000           1999
                                                              -------       -------
Net Income                                                    $ 2,865       $ 2,506
Foreign currency translation adjustments (no tax effect)          (42)         (494)
                                                              -------       -------
            Total comprehensive income                        $ 2,823       $ 2,012
                                                              =======       =======

5.      SEGMENT INFORMATION:

        Substantially all of the Company's revenues result from the sale of menu items at restaurants operated by the Company or by franchisees. The Company's reportable segments are based on geographic area and product type. Sizzler Domestic consists of all USA and Latin America Sizzler(R) restaurant and franchise operations. Sizzler International consists of all foreign Sizzler(R) company and franchise operated restaurants. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effect of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

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


                                                          TWELVE WEEKS ENDED
                                                        -----------------------
                                                        July 23,       July 25,
                                                          2000           1999
                                                        --------       --------
REVENUES (IN THOUSANDS):
Sizzler - USA                                           $ 25,466       $ 25,829
Sizzler -  International                                   8,808          9,755
KFC                                                       20,384         21,421
                                                        --------       --------
   Total revenues                                       $ 54,658       $ 57,005
                                                        ========       ========

EARNINGS BEFORE INTEREST AND TAXES (IN THOUSANDS):
Sizzler - USA                                           $  2,605       $  2,719
Sizzler - International                                      354            483
KFC                                                        2,083          2,172
Corporate and other                                       (1,608)        (1,708)
                                                        --------       --------
   Total earnings before interest and taxes             $  3,434       $  3,666
                                                        ========       ========

6.      SUBSEQUENT EVENTS:

        E.COLI OUTBREAK

        On July 26, 2000, the Company was informed of an outbreak of E.coli at one of its franchised Sizzler(R) restaurant locations in Milwaukee, Wisconsin. Since that time the Company has been working closely with Milwaukee health officials in the investigation of the origin and cause of the E.coli outbreak.

        Several years ago, the Company adopted a very stringent set of procedures to protect and assure the quality of the food all the way from suppliers to serving the guests. In light of the recent incident, the Company has implemented a process of reaffirming and retraining restaurant staff at both company and franchise locations to ensure strict compliance with its existing procedures.

        To date, there have been nine lawsuits filed (See Item 1: Legal Proceedings), seven of which name one or more subsidiaries of the Company as a defendant. The franchisee and the Company both have insurance policies to cover this type of event. The Company believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. At present, the Company does not expect either a material or prolonged impact on its businesses as a result of the outbreak.

        OSCAR'S

        On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in connection with the operations of restaurants doing business under the name "Oscar's" in the San Diego County, Orange County and Phoenix, Arizona areas. The terms of the acquisition include the Company's payment of approximately $16 million in cash and issuance of warrants to purchase up to 1,250,000 shares of Sizzler common stock at $4.00 per share. Also, the Company has agreed to pay an earn-out amount in two and one-half years which may amount to as much as $3.1 million or more if certain targets are achieved. The Company advanced $1.1 million to Oscar's for restaurant expansion on May 23, 2000 and an additional $2 million upon the closing.

        The Company will account for the acquisition under the purchase method and estimates goodwill will be approximately $17.1 million to be amortized over 20 years.

        WESTPAC

        On August 21, 2000, the Company successfully concluded an internal reorganization of its Australian division and a refinancing of its existing credit facility with Westpac Banking Corporation. In connection with the refinancing, the Company increased its existing Westpac credit facility by AUD$8 million to AUD$46 million. The credit facility is to be collateralized by the Company's Australian division assets and certain intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian interbank borrowing rate, plus a 2.25 percent margin. The credit facility is subject to a mandatory principal reduction payment of AUD$10 million by December 15, 2000 in certain events, as well as to other financial and other covenants and restrictions of a kind that management believes is customary for a loan of this type. The Company originally entered into its existing credit facility in 1997 in connection with its emergence from Chapter 11 proceedings.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
TWELVE WEEKS ENDED JULY 23, 2000 VERSUS JULY 25, 1999


CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended July 23, 2000 were $54,658,000 compared to $57,005,000 for the quarter ended July 25, 1999, a decrease of $2,347,000 or 4.1%. The decrease is primarily due to a 10.9 percent decrease in the Australian dollar exchange rate and to a lesser extent, a reduction of six Sizzler(R) USA company operated stores, four of which were converted to franchise locations since last year. These decreases were partially offset by same store sales increases from KFC and both Sizzler USA and Australia.

The following table shows the increase in Company-operated same store sales over the prior year.


                                          FY 2000                            FY 2001
                      ------------------------------------------------       -------
                       QTR 1         QTR 2         QTR 3         QTR 4        QTR 1
                      ------        ------        ------        ------       -------
SIZZLER
  U.S.A                  7.2%          7.4%          6.5%          3.3%         1.9%

  AUSTRALIA
   (Based on A$)        (5.3)%        (0.3)%         2.2%          0.8%         0.6%

KFC
   (Based on A$)         1.3%         (0.8)%        (1.2)%        10.5%         6.1%


Consolidated operating expenses for the quarter ended July 23, 2000 were $51,224,000 compared to $53,339,000 for the quarter ended July 25, 1999, a decrease of $2,115,000 or 4.0 percent. Approximately $2,074,000 of the decrease, or 98.1 percent, is due to a 10.9 percent decrease in the Australian dollar exchange rate. The remaining decrease is due to lower food cost associated with lower commodity prices. We also experienced an increase in rent expense of approximately $726,000 due to the sale and lease back of certain properties in Australia. The increase is offset by a $347,000 reduction in depreciation expense and amortization of the deferred gain related to the sale and leaseback of $201,000. There was also a $346,000 decrease in general and administrative expense primarily due to an insurance refund and general and administrative expense is expected to be higher in the second quarter.

Interest expense was $747,000 in the current quarter compared to $872,000 in the same period of the prior year, a decrease of $125,000, or 14.3 percent. This decrease is primarily due to a lower outstanding balance on the Company's debt with Westpac. Under the terms of a new agreement with Westpac (See note 6 - Subsequent Events, to Consolidated Financial Statements), the Company will be increasing its borrowings by approximately $5.0 million which will also increase interest expense in the future. Interest expense is primarily related to the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental plan covering ten former and one active employee. Investment income was $559,000 in the current quarter compared to $182,000 in the same period of the prior year, an increase of $376,000 or 206.6 percent which was primarily due to higher cash balances primarily associated with the sale and leaseback transaction.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $381,000 in the current quarter compared to $470,000 in the same period of the prior year, a decrease of $89,000 or 18.9 percent. This decrease is partially due to a decrease in the Australian income tax rate to 34 percent from 36 percent on July 1, 2000. In addition, the current year provision includes a decrease of $177,000 related to Australia's prior year provision.


U.S. SIZZLER(R) OPERATIONS

Total revenues for the quarter ended July 23, 2000 were $25,466,000 compared to $25,829,000 for the quarter ended July 25, 1999, a decrease of 1.4 percent. Restaurant sales for the current quarter were $23,544,000 compared to $23,960,000. The sales decrease is primarily due to a reduction in Company-owned stores to 60 compared to 66 last year. Since the first quarter of last year, the Company closed one store due to city redevelopment and one due to a lease that expired and the Company did not pursue renewal. Also, the Company sold four Sizzler(R) stores to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives. In addition, there were 18 Sizzler(R) stores under remodel construction during the current quarter which caused a decrease in sales due to guest reaction to the inconvenience and to certain menu changes such as the paring back of hot food items on the food bar. It has been the Company's experience that the month following the initial transition, new customers who prefer grilled entries and a fresher salad bar will patronize the restaurants. Franchise revenue was $1,922,000 in the current quarter compared to $1,869,000 in the same period of the prior year, an increase of $53,000 or 2.8 percent. Franchise revenues were produced by 203 franchised Sizzlers(R), including

13 in Latin America, in the current quarter compared to 200 franchised Sizzlers(R), including 13 in Latin America, in the same period of the prior year. The increase is due to royalties from new franchise stores and to higher franchise sales.

Prime costs were $15,217,000 in the current quarter compared to $15,390,000 in the same period of the prior year. Prime costs, which include food, paper and labor, Increased to 64.6 percent of sales compared to 64.2 percent in the same period of the prior year. The increase is due to higher labor associated with training restaurant employees in remodeled locations and higher manager wages partially offset by lower food cost associated with lower commodity prices and improvements in food cost controls. These reductions in food cost are partially offset by higher product costs associated with upgrades to certain products such as steaks.

Other operating expenses amounted to $5,385,000 for the current quarter compared to $5,204,000 for the same period of the prior year. This increase is due to direct mail expenses incurred to introduce guests to remodeled Sizzlers(R) offset by a vendor rebate that is not expected to continue.

Management is continuing its plan to re-image the Sizzler(R) concept to a mid-scale family steakhouse by upgrading the quality of the food and improving cooking methods and equipment and by recertifying all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience is also being improved by remodeling existing restaurants with a new design that is currently being rolled-out and supporting these initiatives with appropriate marketing programs. As of July 23, 2000, 24 stores had been remodeled and re-introduced with special marketing programs and had sales increases averaging 12 percent.


INTERNATIONAL SIZZLER(R) OPERATIONS

Total revenues for the quarter ended July 23, 2000 were $8,808,000 compared to $9,755,000 for the quarter ended July 25, 1999, a decrease of 9.7 percent primarily due to a 10.9 percent decrease in the Australian dollar exchange rate. This decrease is offset by same store sales increases driven by higher check averages. Effective July 1, 2000, the Australian government implemented a national goods and services tax that added 8 to 10 percent to the price of meals. During the quarter, the Company's Sizzler(R) restaurants experienced a minimal negative impact as a result of the tax; however, the Company expects a slightly more significant impact in the second quarter. Restaurant sales for the current quarter were $8,384,000 compared to $9,460,000 in the same period of the prior year and were produced by 31 restaurants operating during the current quarter and the same period of the prior year. Franchise revenue was $424,000 in the current quarter compared to $295,000 in the same period of the prior year, an increase of $129,000 or 43.7 percent. This increase is primarily due to an increase in franchise fees and royalties from four new locations during the quarter compared to last year. Franchise revenues were produced by three joint venture restaurants in 6 countries and 51 international franchised restaurants in the current quarter compared to three joint venture restaurants and 47 international franchised restaurants in the same period of the prior year. Current international franchise restaurants are located in Japan, Thailand, Taiwan, South Korea, Singapore and Indonesia.

Prime costs were $5,742,000 in the current quarter compared to $6,434,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 68.5 percent of sales compared to 68.0 percent in the same period of the prior year due to higher labor costs associated with higher hourly wages partially offset by lower commodity prices that may or may not continue.

Other operating expenses amounted to $2,012,000 for the current quarter compared to $2,086,000 for the same period of the prior year due to lower exchange rates. Due primarily to the sale and leaseback, rent expense for the quarter was approximately $887,000 higher than last year and was partially offset by a $139,000 reduction in depreciation expense and $81,000 in recognition of deferred gains from the sale and leaseback.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods that are contributing to positive sales growth in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. Four units have been repositioned and the Company plans to complete another four this fiscal year. There are currently two units being tested with plans for adding one more remodel to the test. If the results are consistent with the domestic sales, the Company plans to proceed with the remodel program in Australia later this fiscal year.


KFC(R) OPERATIONS

Revenues for the quarter ended July 23, 2000 were $20,384,000 compared to $21,421,000 for the quarter ended July 25, 1999, a decrease of 4.8 percent. A
10.9 percent decrease in the Australian dollar exchange rate reduced sales by $1,540,000; however, this was partially offset by same store sales increases. Sales for the current quarter reflect 102 restaurants operating during the current quarter compared to 101 restaurants in the same period of the prior year. In addition, during the current quarter KFC(R) had a 6.1 percent increase in average sales per restaurant, driven primarily by higher customer traffic and to a lesser extent, an increase in the average guest check. Effective July 1, 2000, the Australian government implemented a national goods and services tax that added 8 to 10 percent to the price of meals. During the quarter, the Company's KFC(R) restaurants experienced a minimal negative impact as a result of the tax; however, the Company expects a slightly more significant impact in the second quarter. The Company expects to open 3 to 5 new KFC(R) restaurants in fiscal year 2001.

Prime costs were $12,218,000 in the current quarter compared to $13,063,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.9 percent of sales compared to 61.0 percent in the same period of the prior year primarily due to promotions of higher margin products and to lower commodity prices that may or may not continue.

Other operating expenses amounted to $4,886,000 for the current quarter compared to $5,142,000 for the same period of the prior year primarily due to a decrease in the Australian dollar exchange rate. Due to the sale and leaseback, rent expense for the quarter was higher than last year by $482,000 and was partially offset by a $208,000 reduction in depreciation expense and $121,000 in recognition of deferred gains from the sale and leaseback.

The Company reached an agreement with Tricon Global Restaurants, Inc. to test co-branding KFC(R) locations with Pizza Hut and the Company is currently establishing the test locations. The Company also expects to open 2 to 4 additional KFC(R) locations during fiscal year 2002.


LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

The Company's principal source of liquidity is cash flows from operations which was $5,666,000 for the first twelve weeks of fiscal 2001 compared to $6,539,000 for the same period of the prior year. This decrease is due to fluctuations in the Company's operating account balances and to lease payments associated with the sale and leaseback.

The Company's working capital at July 23, 2000 was $21,088,000 including cash and cash equivalents of $36,905,000. At April 30, 2000 the Company had a working capital surplus of $24,830,000. This decrease is primarily due to funds utilized to remodel the Sizzler USA restaurants. The current ratio was 1.7 at July 23, 2000 and 1.9 at April 30, 2000.

At July 23, 2000, the Company had restricted cash balances of $19.9 million. As of August 23, 2000, the restriction was removed and the funds were used primarily to complete the Oscar's acquisition (See note 6 - Subsequent Events to the Consolidated Financial Statements).


TOTAL ASSETS / CAPITAL EXPENDITURES

At July 23, 2000, total assets were $119,063,000, an increase of $3,183,000 or
2.8 percent from April 30, 2000. Property and equipment, excluding property held for sale, represented approximately 43.8 percent of total assets at July 23, 2000 and 40.0 percent at April 30, 2000.

Capital expenditures were $7,716,000 for the quarter ended July 23, 2000 and $559,000 for the same period last year. The current year's capital expenditures were primarily used for remodels, one new KFC(R) restaurant and maintenance of existing restaurants. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.

In addition, on August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in connection with the operations of restaurants doing business under the name "Oscar's" in the San Diego County, Orange County and Phoenix, Arizona areas. The Company agreed to pay an earn-out of up to $3.1 million or more if certain targets are achieved over a two and a half-year period. The Company has also made commitments to provide up to an additional $9.5 million in loans to Oscar's for expansion purposes over the next two years. The Company advanced $1.1 million to Oscar's for restaurant expansion on May 23, 2000 and an additional $2 million upon the closing. The Company expects to finance these requirements with existing cash, proceeds from the sale and leaseback of the remaining Australia properties and/or an additional outside loan facility.


DEBT

On August 21, 2000, the Company successfully concluded a refinancing of its existing credit facility with Westpac Banking Corporation. In connection with the refinancing, the Company increased its existing Westpac credit facility by AUD$8 million to AUD$46 million. The credit facility is to be collateralized by the Company's Australian division assets and certain intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian interbank borrowing rate, plus a 2.25 percent margin. The credit facility is subject to a mandatory principal reduction payment of AUD$10 million by December 15, 2000 in certain events, as well as to financial and other covenants and restrictions of a kind that management believes is customary for a loan of this type. The Company originally entered into its existing credit facility in 1997 in connection with its emergence from Chapter 11 proceedings.

Based on current levels of operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements when due and to fund its capital expenditure and working capital requirements.


SHARE REPURCHASE

During the quarter, the Company repurchased 140,000 shares of Sizzler common stock for a total of $355,000. This brings the total number of shares repurchased to 846,700 out of 1.5 million authorized. The Company plans to purchase additional shares in the second quarter subject to SEC and NYSE rules.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance of $22,272,000 at July 23, 2000. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The line-of-credit bears variable interest at a rate equal to the Australian interbank borrowing rate, plus a margin of 2.25 percent. The primary exposures relating to this financial instrument result from both changes in the interest rates and fluctuation in foreign exchange rates.

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

The Company's foreign exchange exposure related to its bank debt is hedged since payments are made from operating cash flows generated from the operations of the Company's Australian subsidiaries (See note 6 - Subsequent Events to the Consolidated Financial Statements).


FORWARD-LOOKING STATEMENTS

With the exception of any historical information contained in this report, the matters described herein contain forward looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding: (1) the expected continuation of the Company's growth in revenues and earnings; (2) the anticipated continuation of the remodeling of U.S. company-owned and franchised Sizzler(R) locations; (3) the Company's plans continuing its re-positioning of its Australian Sizzler(R) restaurants through remodeling, menu changes and better service; (4) the addition of new KFC(R) and co-branded units in fiscal 2001 and 2002; (5) the financial impact of the E.coli outbreak and adequacy of the Company's insurance; (6) the goodwill anticipated from the Oscar's acquisition; (7) any increase in the Company's borrowing; (8) the adequacy of cash flow from operations to meet debt service, capital expenditure and working capital needs.

Sizzler cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company's ability to continue achieving growth in revenues and earnings; (2) the Company's ability to complete the remodeling of all U.S. company and franchise restaurants in a timely manner; (3) the Company's ability to complete the remodeling of its existing Australian Sizzler(R) and KFC(R) locations; (4) whether the repositioning of the U.S. and international Sizzler(R) concepts will attract new customers and prove effective in retaining existing customers; (5) the Company's ability to open additional KFC(R) locations and commence its co-branding test at certain locations; (6) the duration and magnitude of sales lost due to the E.coli outbreak; (7) the valuation of net assets acquired from Oscar's; (8) the Company's future cash requirements; (9) the Company's ability to control cash flow margins; (10) other risks as detailed from time to time in Sizzler's SEC reports, including Quarterly Reports on Form 10Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

        Subsidiaries of the Company were named as defendants in seven of nine lawsuits filed by individuals who were affected by the E.coli outbreak at its two franchised locations in the Milwaukee area, Wisconsin on July 26, 2000. Out of nine lawsuits, two were filed as class action.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. On August 30, 2000 Sizzler International, Inc. held its annual meeting of stockholders.

b.      The following directors were elected as members of the Board at the
        Meeting:


                               Term
                              Expires       For         Withheld
                              -------   ----------      --------
Barry E. Krantz                2003     26,011,018       562,294
Kevin W. Perkins               2003     26,025,683       547,629


The following directors' terms of office continued after the meeting


                              Term
                             Expires
                             -------
James A. Collins              2001
Charles F. Smith              2001
Charles L. Boppell            2002
Phillip D. Matthews           2002
Robert A. Muh                 2002

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibit 27 - Financial Data Schedule

b.      Reports on Form 8-K

        The Company filed a report on Form 8-K dated June 22, 2000 reporting that on June 20, 2000 Sizzler International, Inc. issued a press release announcing earnings for the fourth quarter and fiscal year.




                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIZZLER INTERNATIONAL, INC.
                                    Registrant




Date:  September 6, 2000            /s/Charles L. Boppell
                                    -------------------------------------------
                                    Charles L. Boppell
                                    President, Chief Executive Officer
                                    and Director




Date:  September 6, 2000            /s/Steven R. Selcer
                                    -------------------------------------------
                                    Steven R. Selcer
                                    Vice President and Chief Financial
                                    Officer (principal financial and
                                    accounting officer)