Form 10-Q/A
period 2000-07-23
SIZZLER INTERNATIONAL INC
filed 2000-11-01
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
                                       --
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 23, 2000

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 5, 2000
----------------------------                   ---------------------------------
COMMON STOCK $0.01 PAR VALUE                           27,664,286 SHARES

- The financial statements set forth in Item 1 are unchanged from Sizzler International, Inc. and subsidiaries' original filing of its Quarterly Report on Form 10-Q on September 06, 2000. This form 10Q/A is filed to correct typographical errors in Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           July 23,      April 30,
                      ASSETS                                 2000          2000
                                                          -----------    ---------
                                                          (Unaudited)    (Audited)
Current Assets:
  Cash and cash equivalents                                $ 36,905      $ 38,789
                                                           --------      --------
  Receivables, net of reserves of $786 at
   July 23, 2000 and $847 at April 30, 2000                   4,811         4,173
  Inventories                                                 4,124         4,333
  Current tax asset                                           2,544         2,544
  Prepaid expenses and other current assets                     888         1,132
                                                           --------      --------
     Total current assets                                    49,272        50,971
                                                           --------      --------
Property and equipment, net                                  52,177        46,316

Property held for sale, net                                   6,781         8,931

Long-term notes receivable, net of reserves of $133
  at July 23, 2000 and $73 at April 30, 2000                  1,830         1,224

Deferred income taxes                                         3,490         3,405

Intangible assets, net of accumulated amortization of
  $922 at July 23, 2000 and $889 at April 30, 2000            1,869         1,876

Other assets                                                  3,644         3,157
                                                           --------      --------
     Total assets                                          $119,063      $115,880
                                                           ========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 July 23,       April 30,
   LIABILITIES AND STOCKHOLDERS' INVESTMENT                       2000            2000
                                                               -----------      ---------
                                                               (Unaudited)      (Audited)
Current Liabilities:
  Current portion of long-term debt                             $   5,147       $   5,206
  Accounts payable                                                  9,746           8,196
  Other current liabilities                                        10,471          10,209
  Income taxes payable                                              2,820           2,530
                                                                ---------       ---------
     Total current liabilities                                     28,184          26,141
                                                                ---------       ---------

  Long-term debt, net of current portion                           20,126          21,198

  Deferred gain on sale and lease back                              8,074           8,269

  Pension liability                                                 9,563           9,637

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                  --              --
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 27,919,886 shares at July 23, 2000
     and 28,797,828 shares at April 30, 2000                          288             288
  Additional paid-in capital                                      278,421         278,408
  Accumulated deficit                                            (216,904)       (219,769)
  Treasury stock, 846,700 shares at cost at July 23, 2000
     and 706,700 shares at April 30, 2000                          (2,303)         (1,948)
  Accumulated other comprehensive income                           (6,386)         (6,344)
                                                                ---------       ---------
     Total stockholders' investment                                53,116          50,635
                                                                ---------       ---------
     Total liabilities and stockholders' investment             $ 119,063       $ 115,880
                                                                =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE TWELVE WEEKS ENDED JULY 23, 2000 AND JULY 25, 1999
                       (In thousands, except share data)

                                          July 23,       July 25,
                                            2000           1999
                                         -----------    -----------
                                         (Unaudited)    (Unaudited)
REVENUES
 Restaurants                              $ 52,312       $ 54,841
 Franchise operations                        2,346          2,164
                                          --------       --------
 Total revenues                             54,658         57,005
                                          --------       --------
COSTS AND EXPENSES
 Cost of sales                              18,943         20,207
 Labor and related expenses                 14,234         14,845
 Other operating expenses                   11,930         11,551
 Depreciation and amortization               1,805          2,078
 General and administrative expenses         4,312          4,658
                                          --------       --------
 Total operating costs                      51,224         53,339
                                          --------       --------
 Interest expense                              747            872
 Investment income                            (559)          (182)
                                          --------       --------
 Total costs and expenses                   51,412         54,029
                                          --------       --------
INCOME BEFORE INCOME TAXES                   3,246          2,976
                                          --------       --------
Provision for income taxes                     381            470
                                          --------       --------
NET INCOME                                $  2,865       $  2,506
                                          ========       ========
Basic and diluted earnings per share      $   0.10       $   0.09
                                          ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE TWELVE WEEKS ENDED JULY 23, 2000 AND JULY 25, 1999
                                 (in thousands)

                                                     July 23,         July 25,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net income                                            $  2,865       $  2,506
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         1,805          2,078
   Deferred income taxes                                   (80)            70
   Provision for bad debts                                  --            112
   Other                                                    49            157
                                                      --------       --------
                                                         4,639          4,923
Changes in operating assets and liabilities:
   Receivables                                          (1,238)           (18)
   Inventories                                             217            245
   Prepaid expenses and other current assets               248            413
   Accounts payable                                      1,528          2,421
   Accrued liabilities                                      (8)        (1,803)
   Income taxes payable                                    280            358
                                                      --------       --------
Net cash provided by operating activities                5,666          6,539
                                                      --------       --------
INVESTING ACTIVITIES
   Additions to property and equipment                  (7,716)          (559)
   Disposal of property and equipment                    2,163             60
   Other, net                                             (644)           148
                                                      --------       --------
Net cash used in investing activities                   (6,197)          (351)
                                                      --------       --------
FINANCING ACTIVITIES
   Reduction of long-term debt                          (1,219)        (1,382)
   Payment of allowed claims pursuant to
     the reorganization plan                                --         (1,000)
   Repurchase of common stock                             (355)            --
   Other, net                                              221             21
                                                      --------       --------
Net cash used in financing activities                   (1,353)        (2,361)
                                                      --------       --------
Net increase in cash and cash equivalents               (1,884)         3,827
                                                      --------       --------
Cash and cash equivalents at beginning of period        38,789         14,691
                                                      --------       --------
Cash and cash equivalents at end of period            $ 36,905       $ 18,518
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

3.      EARNINGS PER SHARE:

        The following table sets forth the computation of basic and diluted EPS:

                                                            Twelve weeks ended
                                                           ---------------------
                                                           July 23,     July 25,
In thousands, except EPS                                     2000         1999
                                                           --------     --------
Numerator for both basic and diluted EPS - Net income      $ 2,865      $ 2,506
                                                           -------      -------

Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding                        27,986       28,795
 Effect of dilutive stock options                              385          150
                                                           -------      -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding                       28,371       28,945
                                                           -------      -------
Basic and diluted earnings per share                       $  0.10      $  0.09
                                                           -------      -------


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

                                                                Twelve weeks ended
                                                              ----------------------
                                                              July 23,      July 25,
                                                               2000          1999
                                                              --------      --------
Net Income                                                    $ 2,865       $ 2,506
Foreign currency translation adjustments (no tax effect)          (42)         (494)
                                                              -------       -------
            Total comprehensive income                        $ 2,823       $ 2,012
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

The following table shows the increase in Company-operated same store sales over the prior year.


                                    FY 2000                    FY 2001
                     --------------------------------------    -------
                     QTR 1      QTR 2      QTR 3      QTR 4     QTR 1
                     -----      -----      -----      -----     -----
SIZZLER
  U.S.A               2.9%     (0.2%)       2.9%      5.7%      1.9%

  AUSTRALIA
   (Based on A$)      4.3%      2.0%       (0.6%)     0.8%      0.6%

KFC
   (Based on A$)      2.8%      6.4%        6.5%      3.7%      6.1%


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



                                    SIZZLER INTERNATIONAL, INC.
                                    Registrant




Date:  November 01, 2000            /s/ Charles L. Boppell
                                    -----------------------------------
                                    Charles L. Boppell
                                    President, Chief Executive Officer
                                    and Director



Date:  November 01, 2000            /s/ Beth Arnold
                                    -----------------------------------
                                    Beth Arnold
                                    Principal Accounting Officer