Form 10-Q
period 2000-10-15
SIZZLER INTERNATIONAL INC
filed 2000-11-29
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 15, 2000

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

                   Yes    X        No
                         -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at November 29, 2000
------------------------------            -----------------------------------
Common Stock $0.01 Par Value                      27,637,186 shares

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           October 15,         April 30,
                                 ASSETS                                       2000               2000
-----------------------------------------------------------------        -------------       ------------
                                                                          (Unaudited)          (Audited)
Current Assets:
  Cash and cash equivalents                                                 $ 17,688          $  38,789
  Receivables, net of reserves of $786 at
   October 15, 2000 and $847 at April 30, 2000                                 4,651              4,173
  Inventories                                                                  4,042              4,333
  Current tax asset                                                            2,544              2,544
  Prepaid expenses and other current assets                                    2,426              1,132
-----------------------------------------------------------------        -------------       ------------
     Total current assets                                                     31,351             50,971
-----------------------------------------------------------------        -------------       ------------
Property and equipment, net                                                   60,353             46,316
Property held for sale, net                                                    5,931              8,931

Long-term notes receivable, net of reserves of $133
  at October 15, 2000 and $73 at April 30, 2000                                  824              1,224

Deferred income taxes                                                          3,425              3,405

Intangible assets, net of accumulated amortization of
  $997 at October 15, 2000 and $889 at April 30, 2000                         19,610              1,876

Other assets                                                                   4,532              3,157
-----------------------------------------------------------------        -------------       ------------
     Total assets                                                          $ 126,026          $ 115,880
=================================================================        =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)



                                                                                    October 15,        April 30,
                LIABILITIES AND STOCKHOLDERS' INVESTMENT                               2000              2000
------------------------------------------------------------------                -------------      -----------
                                                                                   (Unaudited)        (Audited)
Current Liabilities:
  Current portion of long-term debt                                                 $  5,595           $  5,206
  Accounts payable                                                                     9,818              8,196
  Other current liabilities                                                           12,482             10,209
  Income taxes payable                                                                   966              2,530
------------------------------------------------------------------                -------------      -----------
     Total current liabilities                                                        28,861             26,141
------------------------------------------------------------------                -------------      -----------
  Long-term debt, net of current portion                                              24,282             21,198
  Deferred gain                                                                        8,664              8,269
  Pension liability                                                                    9,489              9,637

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                      -                  -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 27,637,186 shares at October 15, 2000
     and 28,067,539 shares at April 30, 2000                                             288                288

  Additional paid-in capital                                                         279,356            278,408
  Accumulated deficit                                                               (216,594)          (219,769)
  Treasury stock, 1,129,400 shares at cost at October 15, 2000
     and 706,700 shares at April 30, 2000                                             (2,894)            (1,948)
  Accumulated other comprehensive loss                                                (5,426)            (6,344)
------------------------------------------------------------------                -------------      -----------
     Total stockholders' investment                                                   54,730             50,635
------------------------------------------------------------------                -------------      -----------
     Total liabilities and stockholders' investment                                $ 126,026          $ 115,880
==================================================================                =============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                 TWENTY-FOUR WEEKS ENDED
                                                                            ---------------------------------
                                                                              OCTOBER 15,        OCTOBER 17,
                                                                                 2000              1999
-------------------------------------------------------------------------   --------------     --------------
                                                                                       (Unaudited)
Revenues
 Restaurants                                                                    $ 104,766            $ 108,050
 Franchise operations                                                               4,529                4,218
-------------------------------------------------------------------------   -------------       --------------
 Total revenues                                                                   109,295              112,268
-------------------------------------------------------------------------   -------------       --------------
Costs and Expenses
 Cost of sales                                                                     37,676               39,710
 Labor and related expenses                                                        29,263               29,377
 Other operating expenses                                                          24,692               23,272
 Depreciation and amortization                                                      3,914                4,232
 General and administrative expenses                                                9,229                8,752
-------------------------------------------------------------------------   -------------       --------------
 Total operating costs                                                            104,774              105,343
-------------------------------------------------------------------------   -------------       --------------
 Interest expense                                                                   1,680                1,688
 Investment income                                                                 (1,012)                (380)
-------------------------------------------------------------------------   -------------       --------------
 Total costs and expenses                                                         105,442              106,651
-------------------------------------------------------------------------   -------------       --------------
Income before income taxes                                                          3,853                5,617
-------------------------------------------------------------------------   -------------       --------------
Provision for income taxes                                                            678                1,048
-------------------------------------------------------------------------   -------------       --------------
Net income                                                                       $  3,175             $  4,569
=========================================================================   =============       ==============
Basic and diluted earnings per share                                             $   0.11             $   0.16
=========================================================================   =============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                          TWELVE WEEKS ENDED
                                                                   --------------------------------
                                                                   OCTOBER 15,          OCTOBER 17,
                                                                     2000                  1999
---------------------------------------------------------          ---------           ----------
                                                                            (Unaudited)
Revenues
 Restaurants                                                       $ 52,454             $ 53,209
 Franchise operations                                                 2,183                2,054
---------------------------------------------------------          ---------            ---------
 Total revenues                                                      54,637               55,263
---------------------------------------------------------          ---------            ---------
Costs and Expenses
 Cost of sales                                                       18,733               19,503
 Labor and related expenses                                          15,029               14,532
 Other operating expenses                                            12,761               11,721
 Depreciation and amortization                                        2,109                2,154
 General and administrative expenses                                  4,917                4,094
---------------------------------------------------------          ---------            ---------
 Total operating costs                                               53,549               52,004
---------------------------------------------------------          ---------            ---------
 Interest expense                                                       933                  816
 Investment income                                                     (452)                (198)
---------------------------------------------------------          ---------            ---------
 Total costs and expenses                                            54,030               52,622
---------------------------------------------------------          ---------            ---------
Income before income taxes                                              607                2,641
---------------------------------------------------------          ---------            ---------
Provision for income taxes                                              297                  578
---------------------------------------------------------          ---------            ---------
Net income                                                          $   310             $  2,063
=========================================================          =========            =========


Basic and diluted earnings per share                                $  0.01             $   0.07
=========================================================          =========            =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         TWENTY-FOUR WEEKS ENDED
                                                     --------------------------------
                                                        OCTOBER 15,     OCTOBER 17,
                                                          2000            1999
---------------------------------------------------- --------------   ---------------
                                                        (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income                                                 $  3,175    $  4,569
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                              3,914       4,232
   Deferred income taxes                                        (19)        152
   Provision for bad debts                                     --           221
   Other                                                       --            26
Changes in operating assets and liabilities:
   Receivables                                                  702          68
   Inventories                                                  457         345
   Prepaid expenses and other current assets                   (128)          6
   Accounts payable                                            (961)        423
   Accrued liabilities                                          555       2,724
   Income taxes payable                                      (1,565)         49
----------------------------------------------------    -----------   ---------
Net cash provided by operating activities                     6,130      12,815
----------------------------------------------------    -----------   ---------
INVESTING ACTIVITIES
   Additions to property and equipment                      (11,503)     (1,837)
   Disposal of property and equipment                         5,975       1,041
   Acquisition of Oscar's, net of cash acquired             (16,383)       --
   Payments in escrow, Oscar's acquisition                   (1,151)       --
   Other, net                                                (1,325)     (1,523)
----------------------------------------------------    -----------   ---------
Net cash used in investing activities                       (24,387)     (2,319)
----------------------------------------------------    -----------   ---------
FINANCING ACTIVITIES
   Reduction of long-term debt                               (1,826)     (1,627)
   Payment of allowed claims pursuant to
     the reorganization plan                                   --        (2,547)
   Repurchase of common stock                                  (946)       --
   Other, net                                                   (72)         12
----------------------------------------------------    -----------   ---------
Net cash used in financing activities                        (2,844)     (4,162)
----------------------------------------------------    -----------   ---------
Net increase (decrease) in cash and cash equivalents        (21,101)      6,334
----------------------------------------------------    -----------   ---------
Cash and cash equivalents at beginning of period             38,789      14,691
----------------------------------------------------    -----------   ---------
Cash and cash equivalents at end of period                 $ 17,688    $ 21,025
====================================================    ===========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF OCTOBER 15, 2000



1.  General:

     The condensed consolidated financial statements include Sizzler International, Inc. and its wholly owned subsidiaries ("Sizzler(R)" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler(R) family steak house concept, including company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, the operation of Kentucky Fried Chicken(R) ("KFC(R)") franchises in Queensland, Australia and the operation of Oscar's company-owned outlets in the United States. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

     The condensed consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 2000 annual report on Form 10-K.

2.   The 1996 Restructuring:

     In June 1996, the Company and four subsidiaries filed for protection from creditors under Chapter 11 of the federal Bankruptcy Code. The trust established for the benefit of creditors maintains sufficient cash to pay all remaining claims. Accordingly, on July 11, 2000 the Bankruptcy Court entered an order directing the creditor trust to release the liens on the stock of the Company's U.S. subsidiaries and their operating assets.

3.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:



                                                              Twelve weeks ended        Twenty-four weeks ended
                                                           -------------------------   -------------------------
                                                           October 15,   October 17,    October 15,  October 17,
In thousands, except EPS                                      2000          1999           2000          1999
                                                              ----          ----           ----          ----
Numerator for basic and diluted EPS
  Net income                                                $    310       $ 2,063        $ 3,175      $ 4,569
                                                            ========       =======        =======      =======
 Denominator for basic EPS - weighted average
     shares of common stock outstanding                       27,776        28,776         27,907       28,786
 Effect of dilutive stock options                                121           271            234          210
                                                            --------       -------        -------      -------
 Denominator for diluted EPS - adjusted
     weighted average shares outstanding                      27,897        29,047         28,141       28,996
                                                            --------       -------        -------      -------

Basic and diluted earnings per share                        $   0.01       $  0.07        $  0.11      $  0.16
                                                            ========       =======        =======      =======


4.   Comprehensive Income:

     In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income, for the quarters ended October 15, 2000 and October 17, 1999, are as follows (in thousands):


                                                    Twelve weeks ended            Twenty-four weeks ended
                                                ---------------------------     ----------------------------
                                                October 15,     October 17,     October 15,      October 17,
                                                   2000           1999             2000             1999
                                                   ----           ----             ----             ----
  Net Income                                      $  310          $2,063           $3,175           $4,569
  Foreign currency translation
   adjustments (no tax effect)                       960            (82)              918            (576)
                                                  ------          ------           ------           ------
       Total comprehensive income                 $1,270          $1,981           $4,093           $3,993
                                                  ------          ------           ------           ------

5.   Segment Information:

     Substantially all of the Company's revenue results from the sale of menu items at restaurants operated by the Company or by franchisees. The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all United States and Latin America Sizzler(R) restaurants and franchise operations. Oscar's consists of nine Oscar's restaurants in southern California and Arizona. Sizzler International consists of all foreign company and franchise operated Sizzler(R) restaurants. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. Intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

     Earnings before interest and tax includes operating results before investment income, interest expense, income taxes, non-recurring charges, and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.


                                                  Twelve weeks ended              Twenty-four weeks ended
                                            ---------------------------       -----------------------------
                                            October 15,     October 17,        October 15,       October 17,
                                               2000            1999              2000               1999
                                               ----            ----              ----               ----
Revenues (in thousands):
------------------------
Sizzler - USA                                 $22,816         $24,054           $ 48,282          $ 49,883
Oscar's                                         3,781               -              3,781                 -
Sizzler - International                         8,365           9,874             17,173            19,629
KFC                                            19,675          21,335             40,059            42,756
                                              -------         -------           --------          --------
Total revenues                                $54,637         $55,263           $109,295          $112,268
                                              =======         =======           ========          ========

Earnings before Interest and Taxes (in thousands):
-------------------------------------------------
Sizzler - USA                                 $ 1,359         $ 2,568           $  3,964          $  5,287
Oscar's                                          (363)              -               (363)                -
Sizzler - International                           270             452                616               935
KFC                                             2,171           2,370              4,580             4,542
Corporate and other                            (2,349)         (2,131)            (4,276)           (3,839)
                                              -------         -------           --------          --------
Total earnings before interest
     and taxes                                $ 1,088         $ 3,259           $  4,521          $  6,925
                                              =======         =======           ========          ========

6.   E.coli Incident:

     On July 26, 2000, the Company was informed of an incident of E.coli at two of its franchised Sizzler(R) restaurants in Milwaukee, Wisconsin. Since that time the Company has been working closely with Milwaukee health officials in the investigation of the origin and cause of the E.coli incident. It has been determined the E.coli bacteria originated with one of the Company's meat suppliers.

     Several years ago, the Company adopted a very stringent set of procedures to protect and assure the quality of the food that is served to guests. In light of the recent incident, the Company has completed the recertification and retraining of personnel at both Company and franchise locations to ensure strict compliance with safety procedures.

     To date, there have been nine lawsuits filed (See Item 1: Legal Proceedings), seven of which name one or more subsidiaries of the Company as a defendant. Both the Company and its franchisees have insurance policies to cover this type of event. The Company believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. The franchisee involved in the E.coli incident has ceased operations. At present, the Company does not expect either a material or prolonged impact on its businesses as a result of the incident.

     The expenses incurred to date that are related to investigating and minimizing the impact of the E.coli problem are reflected in the Company's Statement of Operations. The Company is in the process of preparing its insurance claims.

7.   Oscar's:

     On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants doing business under the name "Oscar's." The Oscar's concept represents 9 restaurants in southern California and Arizona. The terms of the acquisition include the Company's payment of approximately $16.4 million in cash and issuance of warrants to purchase up to 1,000,000 shares of Sizzler(R) common stock at $4.00 per share. Also, the Company has agreed to pay an earn-out amount in two and one-half years, which may amount to as much as $8.1 million if certain targets are achieved.

     The Company has accounted for the acquisition under the purchase method, accordingly the statement of operations include the results of Oscar's since the date of acquisition. The acquisition resulted in goodwill of approximately $17.8 million before potential earn-outs, which will be amortized over 20 years.

     Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 and 1999 (in thousands, except per share amounts):


                                           Twelve weeks ended        Twenty-four weeks ended
                                         ------------------------    ------------------------
                                         October 15,  October 17,    October 15,  October 17,
                                             2000       1999           2000        1999
                                             ----       ----           ----        ----
Revenues                                    58,205      61,736       119,139     125,158
Net Income                                     160       1,455         3,007       3,943
Basic and diluted net income per share        0.01        0.05          0.11        0.14
Shares used in per share calculation        27,897      29,047        28,141      28,996



8.   Commitment:

     During the quarter, the Company entered into an agreement whereby it will guarantee up to $1.0 million in loans from a third party lending institution to qualified Sizzler(R) franchisees in the U.S. The loans must directly relate to the remodel of franchisee restaurants utilizing the design that has been implemented in the Company-owned Sizzler(R) restaurants in the United States. The guarantee will be reduced over time and ends no later than April 30, 2004. As of the end of the quarter there were no loans outstanding under this program.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
TWELVE WEEKS ENDED OCTOBER 15, 2000 VERSUS OCTOBER 17, 1999
-----------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended October 15, 2000 were $54,637,000 compared to $55,263,000 for the quarter ended October 17, 1999, a decrease of $626,000 or 1.1 percent. The decrease is due to a 13.1 percent decrease in the Australian dollar exchange rate, the Australian goods and services tax ("GST") implemented in Australia on July 1, 2000, the E.coli incident at two Sizzler franchise locations and to a lesser extent, fewer company-operated Sizzler USA restaurants. These decreases were partially offset by the acquisition of Oscar's, same store sales increases from Sizzler USA and KFC and higher guest check averages from all domestic and international operations.

The following table shows the change in Company-operated same store sales versus the prior year.

                                  FY 2000                   FY 2001
                    ------------------------------    -----------------
                     QTR1   QTR2    QTR3     QTR4        QTR1     QTR2
                    -----   ----    ----     -----       ----     ----

SIZZLER
-------
 USA                 2.9%  (0.2%)    2.9%     5.7%        1.9%     0.7%

 AUSTRALIA
 (Based on A$)       4.3%   2.0%    (0.6%)    0.8%        0.6%    (4.1%)

KFC
---
 (Based on A$)       2.8%   6.4%     6.5%     3.7%        6.1%     4.0%

OSCAR'S
-------
 USA                   -     -        -         -           -      4.9%

Consolidated operating expenses for the quarter ended October 15, 2000 were $53,549,000 compared to $52,004,000 for the quarter ended October 17, 1999, an increase of $1,545,000 or 3.0 percent. The increase is primarily due to the addition of Oscar's, increased labor costs and increased rent expense. Rent expense increased approximately $668,000 due to the sale and leaseback of certain properties in Australia, offset by a $319,000 reduction in depreciation expense and $185,000 amortization of the deferred gain associated with the transaction. Operating expense increases were partially mitigated by lower food costs associated with lower commodity prices, improvements in food cost controls and a 13.1 percent decrease in the Australian dollar exchange rate.

Interest expense was $933,000 in the current quarter compared to $816,000 in the same period of the prior year, an increase of $117,000, or 14.3 percent. The increase is primarily due to higher debt with Westpac and the addition of Oscar's. Under the terms of a refinanced credit facility with Westpac dated August 21, 2000, the Company increased its borrowings by approximately $5.0 million. Interest expense also increased as a result of the Company's executive supplemental retirement plan covering ten former and one active employee. Investment income was $452,000 in the current quarter compared to $198,000 in the same period of the prior year, an increase of $254,000 or 128.3 percent. Investment income has increased as a result of higher cash balances associated with the sale and leaseback transaction. Approximately $16.4 million of the cash balances were used for the Oscar's acquisition during the quarter (See Note 7 - Oscar's, to Consolidated Financial Statements).

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $297,000 in the current quarter compared to $578,000 in the same period of the prior year. The $281,000 decrease is partially due to a decrease in the Australian income tax rate to 34 percent from 36 percent effective July 1, 2000, lower exchange rates and lower pre-tax income from Australian operations.


SIZZLER USA OPERATIONS
----------------------

Total revenues for the quarter ended October 15, 2000 were $22,816,000 compared to $24,054,000 for the quarter ended October 17, 1999, a decrease of 5.1 percent. Restaurant sales for the current quarter were $21,068,000 compared to $22,344,000 in the same period of the prior year. The sales decrease is primarily due to the E.coli incident (See Note 6 - E.coli, to Consolidated Financial Statements) and a reduction in Company-owned stores to 63 compared to 66 last year. In addition, there were 32 Sizzler(R) stores under remodel construction or in their remodel coupon period during the current quarter. The remodel process caused a decrease in sales due to promotions, guest reaction to the inconvenience and certain menu changes such as the paring back of hot food items on the food bar. It has been the Company's experience that starting the month following the initial transition, new customers who prefer grilled entrees and a fresher salad bar patronize the restaurants. This sales decrease is partially offset by higher check averages. Franchise revenue was $1,748,000 in the current quarter compared to $1,710,000 in the same period of the prior year, an increase of $38,000 or 2.2 percent. Franchise revenues were produced by 194 franchised Sizzler(R) locations, including 13 in Latin America, in the current quarter compared to 199 franchised Sizzler(R) locations, including 12 in Latin America, in the same period of the prior year. The royalty increase is due to higher franchise sales weakened by the negative impact of the E.coli incident. Franchise store count changes were the result of six closures and one new franchise, formerly a company operated location. Two of the six closures were the result of the E.coli incident, two closures were the result of lost leases, and two closures were the result of operational problems. The Company does not expect material restaurant count changes in the future.

Prime costs were $13,997,000 in the current quarter compared to $14,367,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 66.4 percent of sales compared to 64.3 percent in the same period of the prior year. The increase is due to discount programs to reintroduce remodeled locations and heavy discounting following the E.coli incident. Labor costs were also up due to additional labor incurred during remodeling and re-certification that occurred following the E.coli incident. Management expects prime costs to decrease in the third quarter.

Other operating expenses amounted to $5,379,000 for the current quarter compared to $5,288,000 for the same period of the prior year. The increase is due to cost of promotional materials related to the E.coli incident, direct mail expenses incurred to introduce guests to remodeled Sizzler(R) restaurant locations and higher utility costs associated with utility deregulation that may or may not continue.

Management is continuing its plan to reposition the Sizzler(R) concept back to a midscale family steakhouse by upgrading the quality of the food, improving cooking methods, upgrading equipment and educating all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience is also being improved by remodeling existing restaurants with a new design and supporting these initiatives with appropriate marketing programs. As of the end of the quarter, 47 restaurants have been remodeled. Same store sales for these locations have increased over 4.0 percent during the quarter. Established remodels, locations completed prior to the E.coli incident, continued to report double-digit same store sales growth.


OSCAR'S OPERATIONS
------------------

The Company's acquisition of Oscar's was completed on August 30, 2000. Total revenues for the seven weeks of Oscar's operating results included in the quarter ended October 15, 2000 were $3,781,000, produced by nine locations compared to zero for the quarter ended October 17, 1999. Same store sales increases were 4.9 percent over the same period in the prior year.

Prime costs, which include food and labor, were $2,446,000 compared to zero in the same period of the prior year. Prime costs represent 64.7 percent of sales, which is slightly higher than historical levels. The above normal prime costs are the result of the

August 13, 2000 opening of Oscar's Mira Mesa, California location. Other operating expenses were $897,000 compared to zero in the same period of the prior year.

The Company plans to open 2 or 3 additional Oscar's locations during fiscal year 2001.

Management expects continued losses to be generated from Oscar's due to expansion efforts and anticipates the acquisition will become accretive during fiscal year 2002.


SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the quarter ended October 15, 2000 were $8,365,000 compared to $9,874,000 for the quarter ended October 17, 1999, a decrease of 15.3 percent. The revenue decline is primarily due to a 13.1 percent decrease in the Australian dollar exchange rate and the Australian GST implemented in the first quarter of this year. The Sydney Olympics also negatively impacted sales for two weeks of the quarter. Sales decreases were partially offset by higher check averages. The Company has also implemented promotions to reduce the negative impact of GST and it appears that sales are beginning to respond. Restaurant sales for the current quarter were $7,930,000 compared to $9,530,000 in the same period of the prior year, produced by 31 restaurants operating during the current quarter and the same period of the prior year. Franchise revenue was $435,000 in the current quarter compared to $344,000 in the same period of the prior year, an increase of $91,000 or 26.5 percent. This increase is primarily due to an increase in franchise fees and royalties from eight new locations compared to same period in the prior year. Franchise revenues were produced by three joint ventures and 54 franchised Sizzler(R) locations in the current quarter compared to three joint ventures and 46 franchised Sizzler(R) locations in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $5,391,000 in the current quarter compared to $6,513,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 68.0 percent of sales compared to 68.3 percent in the same period of the prior year. The decrease is a result of lower commodity prices, partially offset by higher labor costs associated with higher hourly wages.

Other operating expenses amounted to $1,984,000 for the current quarter compared to $2,152,000 for the same period of the prior year primarily due to lower exchange rates.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods that are contributing to positive sales growth in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. Four units have been repositioned and the Company plans to complete another four this fiscal year. There are currently two units being tested with plans for adding one more remodel to the test. If the results are consistent with the domestic sales, the Company plans to proceed with the remodel programs in Australia later this fiscal year.

KFC(R) OPERATIONS
-----------------

Revenues for the quarter ended October 15, 2000 were $19,675,000 compared to $21,335,000 for the quarter ended October 17, 1999, a decrease of 7.8 percent primarily due to a 13.1 percent decrease in the Australian dollar exchange rate. In addition, the Company's KFC(R) restaurants were negatively impacted by the Australian GST, which was implemented in the first quarter of this year. This decrease is partially offset by higher check averages and a 4.0 percent increase in same-store sales in Australian dollars. Sales for the current quarter reflect 104 restaurants operating during the current quarter compared to 101 restaurants in the same period of the prior year. The Company expects to open a total of 3 to 5 new KFC(R) restaurants in fiscal year 2001.

Prime costs were $11,928,000 in the current quarter compared to $12,957,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 60.6 percent of sales compared to 60.7 percent in the same period of the prior year. The decrease is primarily due to lower commodity prices partially offset with higher labor costs.

Other operating expenses amounted to $4,707,000 for the current quarter compared to $5,140,000 for the same period of the prior year primarily due to a 13.1 percent decrease in the Australian dollar exchange rate.

The Company reached an agreement with Tricon Global Restaurants, Inc. to test co-branding KFC(R) locations with Pizza Hut(R). The Company is currently reviewing the test locations. The Company also expects to open 2 to 4 additional KFC(R) locations during fiscal year 2002.


RESULTS OF OPERATIONS
---------------------
TWENTY-FOUR WEEKS ENDED OCTOBER 15, 2000 VERSUS OCTOBER 17, 1999
----------------------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the twenty-four weeks ended October 15, 2000 were $109,295,000 compared to $112,268,000 for the twenty-four weeks ended October 17, 1999, a decrease of $2,973,000 or 2.6 percent. This decrease is primarily due to a 12.0 percent decrease in the Australian dollar exchange rate, the Australian goods and services tax, the E.coli incident in the USA, and to a lesser extent, six fewer Sizzler USA company operated stores for most of the period. These decreases were partially offset by sales attained through the acquisition of Oscar's, same store sales increases from Sizzler USA and KFC and higher guest check averages from all domestic and international operations.

Consolidated operating expenses for the quarter were $104,774,000 compared to $105,343,000 in the prior year, a decrease of $569,000 or .5 percent. Approximately $1.9 million of the decrease is due to a 12.0 percent decrease in the Australian dollar exchange rate. This decrease is offset with increased expenses resulting from the addition of Oscar's, increased labor costs and an increase in rent expense. Rent expense increased $1,394,000 due to the sale and leaseback of certain properties in Australia. The increase is partially offset by a $666,000 reduction in depreciation expense and recognition of $386,000 of the deferred gain related to the sale and leaseback.

Interest expense was $1,680,000 for the twenty-four weeks ended October 15, 2000 compared to $1,688,000 in the same period of the prior year, a decrease of $8,000 or 0.5 percent. This decrease is primarily due to a 12.0 percent decrease in the Australian dollar exchange rate, partially offset by increased interest expense from higher balances on the Company's debt with Westpac. Under the terms of a refinanced credit facility with Westpac on August 21, 2000, the Company increased its borrowings by approximately $5.0 million. The decrease in consolidated interest expense was partially offset with increased interest expense related to Oscar's and the Company's executive supplemental retirement plan covering ten former and one active employee. Investment income was $1,012,000 compared to $380,000 in the same period of the prior year, an increase of $632,000 or 166.3 percent. Investment income increased primarily due to higher cash balances associated with the sale and leaseback transaction. Approximately $16.4 million of the cash balances were used for the Oscar's acquisition during the period (See Note 7 - Oscar's, to Consolidated Financial Statements).

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes. The provision amounted to $678,000 in the first twenty-four weeks of fiscal year 2001 compared to $1,048,000 in the same period of the prior year, a decrease of $370,000 or 35.3 percent. This decrease is partially due to lower exchange rate in the current period and a decline in the Australian income tax from 36 percent to 34 percent effective July 1, 2000.


SIZZLER USA OPERATIONS
----------------------

Total revenues for the twenty-four weeks ended October 15, 2000 were $48,282,000 compared to $49,883,000 for the twenty-four weeks ended October 17, 1999, a decrease of $1,601,000 or 3.2 percent. Restaurant sales were $44,612,000 compared to $46,304,000 in the same period of the prior year. The decrease is primarily due to fewer Company-owned stores, 63 this period compared to 66 last year, and the E.coli incident. In addition, there were 49 Sizzler(R) stores under remodel construction or in their remodel coupon phase during the current year. In the remodel phase, sales decline due to guest reaction to the inconvenience and menu changes such as the paring back of hot food items on the food bar. It has been the Company's experience that during the month following the initial transition, new customers who prefer grilled entries and a fresher salad bar patronize the restaurants. The sales decrease is partially offset by same stores sales increases and higher guest check averages. Franchise revenue was $3,670,000 for the first twenty-four weeks of this year compared to $3,579,000 in the same period of the prior year, an increase of $91,000 or 2.5 percent. The increase is due to higher franchise sales tempered by the impact of the E.coli incident. Franchise revenues were produced by 194 franchised Sizzler(R) locations, including 13 in Latin America, in the current quarter compared to 199 franchised Sizzler(R) locations, including 12 in Latin America, in the same period of the prior year.

Prime costs were $29,214,000 for the twenty-four weeks ended October 15, 2000 compared to $29,757,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 65.5 percent of sales compared to
64.3 percent in the same period of the prior year.   The increase is due to
higher labor costs, discount programs to reintroduce remodeled locations, heavy discounting following the E.coli incident, training restaurant employees in remodeled locations and re-certification of all employees on safe food handling procedures.

Other operating expenses amounted to $10,763,000 for the current year compared to $10,492,000 for the same period of the prior year. This increase is due to the cost of marketing materials related to the E.coli incident and to direct mail expenses incurred to introduce guests to remodeled Sizzler(R) locations.

Management is continuing its plan to reposition the Sizzler(R) concept back to a mid-scale family steakhouse by upgrading the quality of the food, improving cooking methods, upgrading equipment and educating all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience is also being improved by remodeling existing restaurants with a new design that is currently being rolled-out, and supporting these initiatives with appropriate marketing programs.


OSCAR'S OPERATIONS
------------------

The acquisition of Oscar's was completed on August 30, 2000, providing seven weeks operating results for the Company. Total revenues for the seven weeks of Oscar's included in the consolidated operations were $3,781,000 compared to zero in the same period of the prior year. Sales were generated by nine locations. Same store sales increased 4.9 over the same period in the prior year.

Prime costs, which include food and labor, were $2,446,000 compared to zero in the same period of the prior year. Prime costs represent 64.7 percent of sales, which is slightly higher than historical levels due to the opening of the Mira Mesa, California restaurant on August 13, 2000. Operating expenses amounted to $897,000 in the current period compared to zero in the same period of the prior year.

The Company plans to open 2 or 3 additional Oscar's locations during fiscal year 2001.

Management expects continued losses to be generated from Oscar's due to expansion efforts and anticipates the acquisition will become accretive during fiscal year 2002.


SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the twenty-four weeks ended October 15, 2000 were $17,173,000 compared to $19,629,000 for the twenty-four weeks ended October 17, 1999, a decrease of $2,456,000 or 12.5 percent. The decrease is primarily due to a 12.0 percent decrease in the Australian dollar exchange rate, the Australian GST, and is partially offset by higher guest check averages associated with menu repositioning and successful marketing promotions. Restaurant sales for the twenty-four weeks ended October 15, 2000 were $16,314,000 compared to $18,990,000 in the same period of the prior year, produced by 31 restaurants operating during the current year and the same period of the prior year. Franchise revenue was $859,000 in the current year compared to $639,000 in the same period of the prior year, an increase of $220,000 or 34.4 percent. This increase is primarily due to an increase in franchise fees and royalties from eight new locations during the year compared to last year. Three joint venture restaurants and 54 international franchised restaurants produced current franchise revenues. In the same period of the prior year, the Company operated three joint venture restaurants and 46 international franchised restaurants. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $11,133,000 for the twenty-four weeks ended October 15, 2000 compared to $12,947,000 in the same period of the prior year. Prime costs, which include food, paper and labor, were unchanged at 68.2 percent of sales in the current year and the same period of the prior year.

Other operating expenses amounted to $3,996,000 for the current fiscal year compared to $4,238,000 for the same period of the prior year primarily due to lower exchange rates.

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


KFC(R) OPERATIONS
-----------------

Revenues for the twenty-four weeks ended October 15, 2000 were $40,059,000 compared to $42,756,000 for the twenty-four weeks ended October 17, 1999, a decrease of $2,697,000 or 6.3 percent. The decrease is primarily due to a 12.0 percent decrease in the Australian dollar exchange rate and the Australian GST. This decrease is partially offset by a 5.1 percent increase in same-store sales. The increase in same store sales is the result of successful marketing promotions that resulted in higher customer traffic and to a lesser extent, an increase in the average guest check. Sales for the current year reflect 104 restaurants operating during the current year compared to 101 restaurants in the same period of the prior year. The Company expects to open a total of 3 to 5 new KFC(R) restaurants in fiscal year 2001.

Prime costs were $24,146,000 in the current year compared to $26,020,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 60.3 percent of sales compared to 60.9 percent in the same period of the prior year due to promotions of higher margin products, lower commodity prices that may or may not continue, net of increases in labor costs.

Other operating expenses amounted to $9,593,000 for the current year compared to $10,282,000 for the same period of the prior year primarily due to a decrease in the Australian dollar exchange rate.

The Company reached an agreement with Tricon Global Restaurants, Inc. to test co-branding KFC(R) locations with Pizza Hut(R) and the Company is currently reviewing the test locations. The Company also expects to open 2 to 4 additional KFC(R) locations during fiscal year 2002.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of liquidity is cash flows from operations, which was $6,130,000 for the first twenty-four weeks of fiscal year 2001 compared to $12,815,000 for the same period of the prior year. This decrease is the result of fluctuations in the Company's operating account balances, lease payments associated with the sale and leaseback and lower operating income in the United States.

The Company's working capital at October 15, 2000 was $2,490,000 including cash and cash equivalents of $17,688,000. At April 30, 2000 the Company had a working capital surplus of $24,830,000. This decrease is primarily due to cash payments for the acquisition of Oscar's and funds paid to remodel the Sizzler USA restaurants. The current ratio was 1.1 at October 15, 2000 and 1.9 at April 30, 2000.


Total Assets / Capital Expenditures
-----------------------------------

At October 15, 2000, total assets were $126,026,000, an increase of $10,146,000 or 8.8 percent from April 30, 2000 primarily due to the acquisition of Oscar's (See Note 7 - Oscar's, to Consolidated Financial Statements). Property and equipment, excluding property held for sale, represented approximately 47.9 percent of total assets at October 15, 2000 and 40.0 percent at April 30, 2000.

Capital expenditures were $11,503,000 for the twenty-four weeks ended October 15, 2000 and $1,837,000 for the same period last year. The current year's capital expenditures funded remodels in the United States, three new KFC(R) restaurants in Australia, the construction of new Oscar's and maintenance of existing restaurants. The Company anticipates increased international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.


Debt
----

On August 21, 2000, the Company completed the refinancing of its existing credit facility with Westpac Banking Corporation. In connection with the refinancing, the Company increased its existing Westpac credit facility by AUD$8 million to AUD$46 million. The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian interbank borrowing rate, plus a 2.25 percent margin. The credit facility terms include a mandatory principal reduction and interest payment of AUD$10 million by December 15, 2000, given the occurrence of certain events. The agreement is also subject to certain financial covenants and restrictions which management believes is customary for a loan of this type.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs. The sale and leaseback of the 14 remaining properties in Australia and additional third-party financing will also be utilized to fund the Company's capital expenditure requirements.


Share Repurchase
----------------

During the quarter ended October 15, 2000, the Company repurchased 282,700 shares of Sizzler(R) common stock for a total of $589,000. This brings the total number of shares repurchased to 1,129,400 out of 1.5 million authorized. The Company may purchase additional shares in the third quarter subject to SEC and NYSE rules.


QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
----------------------------------------------------


The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance of $23,981,000 at October 15, 2000. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The line-of-credit bears variable interest at a rate equal to the Australian interbank borrowing rate, plus a margin of
2.25 percent. The primary exposures relating to this financial instrument result from both changes in the interest rates and fluctuation in foreign exchange rates. As of the end of this quarter the Australian interbank borrowing rate was approximately 6.6 percent.

To limit the Company's exposure to interest rate increases, the Company entered into an interest rate cap contract which prevents the Company's interest rate from exceeding 7.60 percent, in which case the subsidiary would receive the difference between the contract rate and the actual interest rate. The interest rate cap is in place and covers approximately 33 percent of the loan principal outstanding and expires August 31, 2003.

In addition, the Company has entered into an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.60 percent. The interest rate swap contract in place as of the end of the fiscal year covered approximately 33 percent of the loan principal outstanding and expires August 31, 2003.

The Company's foreign exchange exposure related to its bank debt is hedged since payments are made from operating cash flows generated from the operations of the Company's Australian subsidiaries.


FORWARD-LOOKING STATEMENTS
--------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding: (1) the expected continuation of the Company's growth in revenues and earnings; (2) the anticipated continuation of the remodeling of U.S. company-owned and franchised Sizzler(R) locations; (3) the Company's plans to continue the re-positioning of its Australian Sizzler(R) restaurants through remodeling, menu changes and better service; (4) the addition of new KFC(R) and co-branded units in fiscal 2001 and 2002; (5) the financial impact of the E.coli incident and the adequacy of the Company's insurance; (6) the goodwill anticipated from the Oscar's acquisition; (7) any increase in the Company's borrowing; (8) the adequacy of cash flow from operations to meet debt service, capital expenditure and working capital needs.

Sizzler(R) cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company's ability to continue achieving growth in revenues and earnings; (2) the Company's ability to complete the remodeling of all U.S. company and franchise restaurants in a timely manner; (3) the Company's ability to complete the remodeling of its existing Australian Sizzler(R) and KFC(R) locations; (4) whether the repositioning of the U.S. and international Sizzler(R) concepts will attract new customers and prove effective in retaining existing customers; (5) the Company's ability to open additional KFC(R) locations and commence its co-branding test at certain locations; (6) when the company can recover the sales lost due to the E.coli incident; (7) the valuation of net assets acquired from Oscar's; (8) the Company's ability to open new Oscar's locations on schedule and achieve sales growth at the new and existing Oscar's locations; (9) the Company's future cash requirements; (10) the Company's ability to control cash flow margins; (11) other risks as detailed from time to time in Sizzler(R)'s SEC reports, including Quarterly Reports on Form 10Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

a. Subsidiaries of the Company were named as defendants in seven of nine lawsuits filed by individuals who were affected by the E.coli incident at two franchised locations in the Milwaukee area, Wisconsin on July 26, 2000. Out of nine lawsuits, two were filed as class action.

b. Secura Insurance v. Sizzler USA Franchise, Inc. and Sizzler Restaurants International Inc., Case No. 00CV003314 (Circuit Court, Milwaukee, Wisconsin). Lawsuit seeking declaratory relief that our franchisee's insurance company has unilateral right to select counsel in the E.coli litigation in Milwaukee and that the Company failed to cooperate with their selected counsel.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K

    The Company filed a report on Form 8-K dated July 26, 2000 reporting that from July 26, 2000 through August 03, 2000 Sizzler International, Inc. issued press releases relating to the investigation of an E.coli incident at its independent franchisee owner-operated Sizzler(R) restaurants in Milwaukee, Wisconsin.

    The Company filed a report on Form 8-K dated August 21, 2000 reporting the following event and press release:

          On August 21, 2000, the Company successfully concluded an internal reorganization of its Australian division and a refinancing of its existing credit facility with Westpac Banking Corporation.

          On August 23, 2000, the Company issued a press release announcing earnings for the first quarter and same-store sales.

    The Company filed a report on Form 8-K dated August 30, 2000 reporting that on August 30, 2000 Sizzler International, Inc. issued a press release to announce that the Company completed acquisition of an 82% interest in FFPE, LLC, a San Diego based restaurant company doing business under the name "Oscar's".

     The Company filed a report on Form 8-K dated September 25, 2000 reporting that on September 25, 2000 Sizzler International, Inc. issued a press release to announce that Steven R. Selcer will resign his position as Chief Financial Office effective October 15, 2000.

                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIZZLER INTERNATIONAL, INC.
                                       Registrant



Date:  November 29, 2000               /s/ Charles L. Boppell
                                       _________________________________
                                       Charles L. Boppell
                                       Chief Executive Officer



Date:  November 29, 2000               /s/ Mary E. Arnold
                                       __________________________________
                                       Mary E. Arnold
                                       Vice President and Controller
                                       (Principal Accounting Officer)