Form 10-Q
period 2001-02-04
SIZZLER INTERNATIONAL INC
filed 2001-03-21
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 4, 2001 __

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

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

                                (310) 568-0135
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)

          ___________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No ______
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at March 20, 2001
-----------------------------                    -------------------------------
Common Stock $0.01 Par Value                            27,637,186 shares

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         February 4,  April 30,
                             ASSETS                         2001        2000
-------------------------------------------------------  -----------  ---------
                                                         (Unaudited)  (Audited)
Current Assets:
  Cash and cash equivalents                              $    18,131  $  38,789
  Receivables, net of reserves of $737 at
   February 4, 2001 and $847 at April 30, 2000                 2,528      4,173
  Inventories                                                  4,235      4,333
  Prepaid expenses and other current assets                    5,134      3,676
-------------------------------------------------------  -----------  ---------
     Total current assets                                     30,028     50,971
-------------------------------------------------------  -----------  ---------
Property and equipment, net                                   59,952     46,316
Property held for sale, net                                    7,438      8,931
Long-term notes receivable, net of reserves of $133
  at February 4, 2001 and $73 at April 30, 2000                  740      1,224
Deferred income taxes                                          3,367      3,405
Intangible assets, net of accumulated amortization of
  $1,261 at February 4, 2001 and $889 at April 30, 2000       20,047      1,876
Other assets                                                   4,777      3,157
-------------------------------------------------------  -----------  ---------
     Total assets                                        $   126,349  $ 115,880
=======================================================  ===========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                February 4,    April 30,
LIABILITIES AND STOCKHOLDERS' INVESTMENT                           2001          2000
--------------------------------------------------------------  -----------   -----------
                                                                (Unaudited)    (Audited)
Current Liabilities:
  Current portion of long-term debt                             $     5,968   $     5,206
  Accounts payable                                                    8,182         8,196
  Other current liabilities                                          13,703        10,209
  Income taxes payable                                                  926         2,530
--------------------------------------------------------------  -----------   -----------
    Total current liabilities                                        28,779        26,141
--------------------------------------------------------------  -----------   -----------
Long-term Liabilities:
  Long-term debt, net of current portion                             27,784        21,198
  Deferred gain                                                       7,664         8,269
  Pension liability                                                   9,337         9,637
--------------------------------------------------------------  -----------   -----------
    Total long-term liabilities                                      44,785        39,104
--------------------------------------------------------------  -----------   -----------
Stockholders' Investment:
  Capital stock -
   Preferred, authorized 1,000,000 shares, $5 par value;
    no shares issued                                                     --            --
  Common, authorized 50,000,000 shares, $0.01 par value;
   issued and outstanding 27,637,186 shares at February 4,
   2001 and 28,067,539 at April 30, 2000                                288           288
  Additional paid-in capital                                        279,491       278,408
  Accumulated deficit                                              (217,970)     (219,769)
  Treasury stock, at cost, 1,129,400 shares at February 4,
   2001 and 706,700 shares at April 30, 2000                         (2,894)       (1,948)
  Accumulated other comprehensive loss                               (6,130)       (6,344)
--------------------------------------------------------------  -----------   -----------
    Total stockholders' investment                                   52,785        50,635
--------------------------------------------------------------  -----------   -----------
    Total liabilities and stockholders' investment              $   126,349   $   115,880
==============================================================  ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, AND SUBSIDIARIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Forty Weeks Ended
                                                  -----------------
                                              February 4,    February 6,
                                                  2001          2000
--------------------------------------------  -----------    -----------
                                                      (Unaudited)

Revenues
  Restaurants                                 $   179,703    $   177,878
  Franchise operations                              6,515          6,295
--------------------------------------------  -----------    -----------
  Total revenues                                  186,218        184,173
--------------------------------------------  -----------    -----------
  Costs and Expenses
  Cost of sales                                    63,729         65,376
  Labor and related expenses                       50,955         48,554
  Other operating expenses                         43,292         38,846
  Depreciation and amortization                     7,045          6,884
  Non-recurring items                                  --         12,087
  General and administrative expenses              16,983         15,465
--------------------------------------------  -----------    -----------
  Total operating costs                           182,004        187,212
--------------------------------------------  -----------    -----------
  Interest expense                                  2,797          2,778
  Investment income                                (1,327)          (896)
  Other income                                       (347)          (791)
--------------------------------------------  -----------    -----------
  Total costs and expenses                        183,127        188,303
--------------------------------------------  -----------    -----------
Income (loss) before income taxes                   3,091         (4,130)
--------------------------------------------  -----------    -----------
Provision (benefit) for income taxes                1,292         (3,848)
--------------------------------------------  -----------    -----------
Net income (loss)                             $     1,799    $      (282)
============================================  ===========    ===========

Basic and diluted earnings (loss) per share   $      0.06    $     (0.01)
============================================  ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED OF OPERATIONS STATEMENTS
                     (In thousands, except per share data)


                                                Sixteen Weeks Ended
                                                -------------------
                                              February 4,    February 6,
                                                 2001           2000
--------------------------------------------  -----------    -----------
                                                   (Unaudited)
Revenues
 Restaurants                                  $    74,937    $    69,828
 Franchise operations                               1,986          2,077
--------------------------------------------  -----------    -----------
 Total revenues                                    76,923         71,905
--------------------------------------------  -----------    -----------
Costs and Expenses
 Cost of sales                                     26,053         25,666
 Labor and related expenses                        21,692         19,177
 Other operating expenses                          18,603         15,574
 Depreciation and amortization                      3,131          2,652
 Non-recurring items                                   --         12,087
 General and administrative expenses                7,754          6,713
--------------------------------------------  -----------    -----------
  Total operating costs                            77,233         81,869
--------------------------------------------  -----------    -----------
 Interest expense                                   1,117          1,090
 Investment income                                   (315)          (516)
 Other income                                        (350)          (791)
--------------------------------------------  -----------    -----------
  Total costs and expenses                         77,685         81,652
--------------------------------------------  -----------    -----------
Loss before income taxes                             (762)        (9,747)
--------------------------------------------  -----------    -----------
Provision (benefit) for income taxes                  614         (4,896)
--------------------------------------------  -----------    -----------
Net loss                                      $    (1,376)   $    (4,851)
============================================  ===========    ===========

Basic and diluted loss per share              $     (0.05)   $     (0.17)
============================================  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Forty Weeks Ended
                                                                -----------------
                                                            February 4,    February 6,
                                                                2001          2000
----------------------------------------------------------  -----------    -----------
                                                                   (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                           $     1,799    $      (282)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                  7,045          6,884
   Deferred income taxes                                             38         (5,629)
   Provision for bad debts                                           --            176
   Non-recurring items                                               --         12,087
   Other                                                             --            807
Changes in operating assets and liabilities:
   Receivables                                                    2,882          1,423
   Inventories                                                      265            287
   Prepaid expenses and other current assets                     (1,020)           (36)
   Accounts payable                                              (2,510)          (877)
   Accrued liabilities                                              541          3,453
   Income taxes payable                                          (1,605)           608
----------------------------------------------------------  -----------    -----------
 Net cash provided by operating activities                        7,435         18,901
----------------------------------------------------------  -----------    -----------
INVESTING ACTIVITIES
   Additions to property and equipment                          (16,324)       (4,826)
   Disposal of property and equipment                             4,211        23,100
   Acquisition of Oscar's, net of cash acquired                 (16,383)
   Other, net                                                      (766)          (23)
----------------------------------------------------------  -----------    -----------
 Net cash provided by (used in) investing activities            (29,262)        18,251
----------------------------------------------------------  -----------    -----------
FINANCING ACTIVITIES
   Issuance of long-term debt                                     5,000
   Reduction of long-term debt                                   (2,950)        (1,711)
  Payment of allowed claims pursuant to
    the reorganization plan                                          --         (4,047)
   Repurchase of common stock                                      (946)        (1,948)
   Other, net                                                        65             20
----------------------------------------------------------  -----------    -----------
 Net cash provided by (used in) financing activities              1,169         (7,686)
----------------------------------------------------------  -----------    -----------
 Net increase (decrease) in cash and cash equivalents           (20,658)        29,466
----------------------------------------------------------  -----------    -----------
 Cash and cash equivalents at beginning of period                38,789         14,691
----------------------------------------------------------  -----------    -----------
Cash and cash equivalents at end of period                  $    18,131    $    44,157
==========================================================  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF FEBRUARY 4, 2001


1.   General:

     The condensed consolidated financial statements include Sizzler International, Inc. ("Sizzler(R)" or the "Company") and its wholly owned subsidiaries. The financial statements include the Company's worldwide operation of the Sizzler(R) family steak house concept, including Company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, the operation of Kentucky Fried Chicken(R) ("KFC(R)") franchises in Queensland, Australia and the operation of Oscar's Company-owned outlets in the United States. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

     The condensed consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the USA have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 2000 annual report filed on Form 10-K.

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

3.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:

                                                        Sixteen weeks ended              Forty weeks ended
                                                     ----------------------------   ----------------------------
                                                      February 4,    February 6,     February 4,    February 6,
     In thousands, except EPS                            2001           2000            2001            2000
                                                     ----------------------------   ----------------------------
     Numerator for basic and diluted EPS-
        Net income (loss)                             $    (1,376)   $    (4,851)   $      1,799    $      (282)
                                                      ==========================    ===========================
     Denominator:
     Denominator for basic EPS - weighted average
     shares of common stock outstanding                    27,637         28,598          27,817         28,723
     Effect of dilutive stock options                           -              -             196              -
     Denominator for diluted EPS - adjusted           --------------------------    ---------------------------
     weighted average shares outstanding                   27,637         28,598          28,013         28,723
                                                      ==========================    ===========================
     Basic and diluted earnings (loss) per share      $     (0.05)   $     (0.17)   $       0.06    $     (0.01)
                                                      ==========================    ===========================

4.   Comprehensive Income:

     In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on investments in equity securities. Comprehensive income, for the quarters ended February 4, 2001, and February 6, 2000, are as follows (in thousands):

                                                         Sixteen weeks ended             Forty weeks ended
                                                      ---------------------------   -----------------------------
                                                      February 4,     February 6,    February 4,     February 6,
                                                         2001             2000           2001           2000
                                                      ---------------------------   -----------------------------
     Net income (loss)                                $   (1,376)     $    (4,851)   $     1,799     $        (282)
     Foreign currency translation
     adjustments (no tax effect)                             704              254            214               830
                                                      ---------------------------    -----------------------------
        Total comprehensive income (loss)             $     (672)     $    (4,597)   $     2,013     $         548
                                                      ===========================    =============================

5.   Segment Information:

     Substantially all of the Company's revenue results from the sale of menu items at restaurants operated by the Company or by franchisees. The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all United States and Latin America Sizzler(R) restaurants and franchise operations. Oscar's consists of ten Oscar's restaurants in Southern California and Arizona. Sizzler International consists of all foreign Company and franchise operated Sizzler(R) restaurants. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. Intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

     Earnings before interest and tax includes operating results before investment income, interest expense, income taxes, non-recurring charges, and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

                                                               Sixteen weeks ended           Forty weeks ended
                                                          ----------------------------   ----------------------------
                                                           February 4,    February 6,     February 4,    February 6,
                                                              2001           2000            2001           2000
                                                          ----------------------------   ----------------------------
     Revenues (in thousands):
     Sizzler-USA                                               30,147         29,248        78,429            79,131
     Oscar's                                                    9,407              -        13,188                 -
     Sizzler-International                                     11,417         13,561        28,590            33,190
     KFC                                                       25,952         29,096        66,011            71,852
                                                          --------------------------     ---------------------------
     Total Revenues                                            76,923         71,905       186,218           184,173
                                                          ==========================     ===========================

     Earnings (loss) before Interest and Taxes (in thousands):

     Sizzler-USA                                                  940          2,426         4,903             7,713
     Oscar's                                                   (1,006)             -        (1,369)                -
     Sizzler-International                                        596            869         1,212             1,804
     KFC                                                        2,980          3,509         7,561             8,051
     Corporate and other                                       (3,470)       (15,977)       (7,746)          (19,816)
                                                          --------------------------     ---------------------------
     Total earnings (loss) before interest and tax                 40         (9,173)        4,561            (2,248)
                                                          ==========================     ===========================

6.   E. coli Incident:

     On July 26, 2000, the Company was informed of an incident of E. coli at two of its franchised Sizzler(R) restaurants in Milwaukee, Wisconsin. Since that time the Company has been working closely with Milwaukee health officials in the investigation of the origin and cause of the E. coli incident. It has been determined the E. coli bacteria originated in meat supplied by one of the Company's suppliers. The two Milwaukee, Wisconsin Sizzler(R) restaurants closed shortly after the incident and will not reopen.

     Several years ago, the Company adopted a very stringent set of procedures to protect and assure the quality of the food that is served to guests. In light of the recent incident, the Company has completed the re-certification and retraining of personnel at both Company and franchise locations to ensure strict compliance with safety procedures.

     To date, there have been nine lawsuits filed (See Item 1: Legal Proceedings), seven of which name one or more subsidiaries of the Company as a defendant.

     Both the Company and its franchisees have insurance policies to cover this type of event. The Company believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. The franchisee involved in the E. coli incident has ceased operations. At present, the Company does not expect a more material or prolonged impact on its financial positions or results of operation as a result of the incident.

     Expenses incurred to date that are related to investigating and minimizing the impact of the E. coli problem are reflected in the Company's Statement of Operations. The Company filed a preliminary insurance claim in mid-December and in late February received an advance of $130,000 as reimbursement for out-of-pocket expenses.

7.   Oscar's:

     On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants doing business under the name "Oscar's." The Oscar's concept represents 10 restaurants in Southern California and Arizona. The terms of the acquisition include the Company's payment of approximately $16.0 million in cash and issuance of warrants to purchase up to 1,250,000 shares of Sizzler(R) common stock at $4.00 per share. Also, the Company has agreed to pay an earn-out amount in two and one-half years, which may amount to as much as $8.1 million if certain targets are achieved.

     The Company has accounted for the acquisition under the purchase method, accordingly the statements of operations include the results of Oscar's since the date of acquisition. The acquisition resulted in goodwill of approximately $17.4 million before adjustment for final working capital and debt levels and potential earn-outs, which will be amortized over 20 years.

     Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 and 1999 (in thousands, except per share amounts):

                                                        Sixteen weeks ended            Forty weeks ended
                                                     ---------------------------  ---------------------------
                                                      February 4,   February 6,    February 4,    February 6,
                                                         2001         2000            2001           2000
                                                     ---------------------------  ---------------------------
     Revenues                                           76,923        78,188         196,062       203,346
     Net Income (loss)                                  (1,376)          676           1,650         4,619
     Basic and diluted net income (loss) per share       (0.05)         0.02            0.06          0.16
     Shares used in per share calculation               27,637        28,598          28,013        28,723

8.   Financing:

     On December 20, 2000 the Company entered into a $10.0 million, seven-year term loan with Heller Financial Leasing ("Heller"). The loan bears interest at 9.65 percent and is repaid based on a 15-year amortization with a balloon payment due on January 1, 2008. On December 20, 2000, the Company drew down $5.0 million of the principal and, under certain conditions, may draw up to an additional $5.0 million between May 1, 2001 and November 15, 2001. Approximately $250,000 in transaction costs was deducted from the loan proceeds and will be amortized over the seven-year term of the note. The loan is collateralized by real and personal property interests in the USA.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER
-------------------------------------
SIXTEEN WEEKS ENDED FEBRUARY 4, 2001 VERSUS SIXTEEN WEEKS ENDED
---------------------------------------------------------------
FEBRUARY 6, 2000
----------------

CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended February 4, 2001, were $76,923,000 compared to $71,905,000 for the quarter ended February 6, 2000, an increase of $5,018,000 or 7.0 percent. The increase is attributed to the acquisition of Oscar's and same store sales increases from Sizzler USA and KFC. These increases were partially offset by a 16.4 percent decrease in the Australian dollar exchange rate and a decrease in same store sales from Sizzler Australia. The Australian goods and services tax ("GST") implemented in Australia on July 1, 2000 and the E. coli incident continued to impact the Company's operations.

The following table shows the change in Company-operated same store sales versus the prior year.

                                                FY 2000                         FY 2001
                                  ---------------------------------  ---------------------------
                                   QTR 1    QTR 2    QTR 3   QTR 4    QTR 1     QTR 2     QTR 3
                                  ---------------------------------  ---------------------------
     SIZZLER
     -------
        USA                        2.9%     (0.2%)    2.9%    5.7%     1.9%      0.7%      0.1%

        AUSTRALIA
        (based on A$)              4.3%      2.0%    (0.6%)   0.8%     0.6%     (4.1%)    (0.5%)

     KFC
     ---
        (based on A$)              2.8%      6.4%     6.5%    3.7%     6.1%      4.0%      2.6%

     OSCAR'S
     -------
        USA                          -         -        -       -        -       4.9%      5.5%

     Consolidated operating expenses for the quarter ended February 4, 2001, were $77,233,000 compared to $81,869,000 for the quarter ended February 6, 2000, a decrease of $4,636,000 or 6.0 percent. The decrease is primarily due to $12,087,000 in non-recurring items in the prior year. Without the non-recurring items, operating expenses increased $7,451,000 or 10.7 percent. This increase is primarily due to the addition of Oscar's, increased labor costs and increased rent expense. Rent expense increased approximately $871,000 due to the sale and leaseback of certain properties in Australia, offset by a $416,000 reduction in depreciation expense and income of $246,000 from amortization of the deferred gain associated with the transaction. Operating expense increases were partially offset by lower food costs associated with lower commodity prices, improvements in food cost controls and a 16.4 percent decrease in the Australian dollar exchange rate.

     Interest expense was $1,117,000 in the current quarter compared to $1,090,000 in the same period of the prior year, an increase of $27,000 or
     2.5 percent. The increase is primarily due to higher debt with Westpac, the addition of Oscar's and to new debt with Heller (See Note 8 -Financing to Consolidated Financial Statements). These increases are partially offset by lower exchange rates that reduced reported interest expense on the Westpac debt. Investment income was $315,000 in the current quarter compared to $516,000 in the same period of the prior year, a decrease of $201,000 or
     39.0 percent. Investment income has decreased as a result of lower cash balances following the acquisition of Oscar's and the USA remodels.

     Other income was $350,000 in the current quarter compared to $791,000 in the same period of the prior year, a decrease of $441,000 or 55.8 percent. Both periods reflect the sale of one property which may or may not occur from time to time.

     The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $614,000 in the current quarter compared to a benefit of $4,896,000 in the same period of the prior year. This increase is due to a $5,890,000 income tax benefit recorded in the prior year. Without this benefit, the prior year income tax provision would have been $994,000, a decrease of $380,000 or 38.2 percent. The decrease is primarily due to a decrease in the Australian income tax rate to 34 percent from 36 percent effective July 1, 2000, and to lower exchange rates.

     SIZZLER USA OPERATIONS
     ----------------------

     Total revenues for the quarter ended February 4, 2001 were $30,147,000 compared to $29,248,000 for the quarter ended February 6, 2000, an increase of 3.1 percent. Restaurant sales for the current quarter were $28,630,000 compared to $27,596,000 in the same period of the prior year. The sales increase is primarily due to an increase in Company-owned stores to 68 compared to 65 last year. During the quarter, the Company acquired four locations from a franchisee in Sacramento, California and opened one new Sizzler(R) in Cathedral City, California on an excess property site. The Company may, from time to time, acquire locations from its franchisees as part of its overall growth strategy. At present the Company has no immediate plans to open additional new locations. There was also a slight increase in same store sales driven by higher check averages, however the Company continued to be impacted by negative publicity associated with the
     E. coli incident in July 2000 (See Note 6 - E. coli Incident, to Consolidated Financial Statements)

     Franchise revenue was $1,517,000 in the current quarter compared to $1,652,000 in the same period of the prior year, a decrease of $135,000 or
     8.2 percent. Franchise revenues were produced by 189 franchised Sizzler(R) locations, including 13 in Latin America, in the current quarter compared to 201 franchised Sizzler(R) locations, including 13 in Latin America, in the same period of the prior year. The reduction in franchise locations resulted from four that were acquired by the Company and ten others that either lost their lease or closed for operational reasons. There have been two franchise restaurants openings since last year.

     Prime costs were $18,875,000 in the current quarter compared to $18,429,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 65.9 percent of sales for the current quarter compared to 66.8 percent in the same period of the prior year. This decrease is due to lower food cost associated with lower poultry and pork prices that may or may not continue, tighter food cost controls and lower levels of sales discounting following the completion of re-introducing re-imaged locations. These decreases were partially offset by higher labor costs due to additional managers put in place to improve guest service and workers compensation insurance.

     Other operating expenses amounted to $7,482,000 for the current quarter compared to $6,766,000 for the same period of the prior year. The increase is primarily due to three additional locations, marketing activities designed to increase customer traffic following E. coli and to higher utility costs.

     Management is continuing its plan to reposition the Sizzler(R) concept back to a mid-scale family steakhouse by upgrading the quality of the food, improving cooking methods, upgrading equipment and educating all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience has also been improved by remodeling existing restaurants with a new design and supporting these initiatives with appropriate marketing programs. As of the end of the quarter, the Company had completed the remaining remodels of 56 locations representing all of those originally scheduled. Those that were not remodeled include the four locations recently acquired from a franchisee and others that are under short leases that we do not plan to remodel. Same store sales for remodeled locations have remained flat in comparison with the same period of the prior year. This in management's opinion is due to the E. coli incident and adverse weather conditions. As of the end of the quarter, 34 of the Sizzler(R) franchise locations had been remodeled. We anticipate the remaining franchise locations will be completed within two years.

     OSCAR'S OPERATIONS
     ------------------

     Total revenues for the quarter ended February 4, 2001 were $9,407,000 compared to zero in the prior year and were produced by ten locations, including one new location opened in Lake Forest, California, during the quarter.

     Prime costs, which include food and labor, were $6,063,000 representing
     64.5 percent
     of sales, which is slightly higher than historical levels. This is due to lower food cost associated with new produce and grocery contracts offset by higher labor costs connected with the recent opening of two locations and a third opening scheduled for late April, 2001. Other operating expenses were $2,476,000.

     Management is continuing its plan to open three to five locations per year in Southern California. We expect continued losses to be generated from Oscar's due to expansion efforts this year and anticipate the acquisition will become accretive to earnings during fiscal year 2002.

     SIZZLER INTERNATIONAL OPERATIONS
     --------------------------------

     Total revenues for the quarter ended February 4, 2001 were $11,417,000 compared to $13,561,000 for the quarter ended February 6, 2000, a decrease of $2,144,000 or 15.8 percent. The decrease is primarily due to a 16.4 percent decrease in the Australian dollar exchange rate for the period, partially offset by the addition of 8 Asian franchise locations.

     Restaurant sales for the current quarter were $10,948,000 compared to $13,136,000 in the same period of the prior year and were produced by 31 restaurants operating during the current quarter and the same period of the prior year. The decrease is due to a reduction in the Australian dollar exchange rate and to a lesser extent, the impact of GST implemented July 1, 2000. In addition, same store sales were down 0.5 percent for the quarter primarily due to the GST which added a 10.0 percent tax on restaurant meals. Through the implementation of brand advertising that began during the quarter, we expect the impact of GST to lessen.

     Franchise revenue was $469,000 in the current quarter compared to $425,000 in the same period of the prior year, an increase of $44,000 or 10.4 percent due to the addition of 8 locations including two during the quarter. Franchise revenues were produced by three joint ventures and 56 franchised Sizzlers in the current quarter compared to three joint ventures and 48 franchised Sizzlers in the same period of the prior year. International franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

     Prime costs were $7,258,000 in the current quarter compared to $8,727,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.3 percent of sales compared to 66.4 percent in the same period of the prior year due to food cost savings associated with lower commodity prices partially offset with higher labor costs from training that may or may not continue.

     Other operating expenses amounted to $2,644,000 for the current quarter compared to $2,942,000 for the same period of the prior year primarily due to the decrease in foreign currency exchange rates partially offset by higher rent from the sale and leaseback, and marketing costs associated with brand advertising.

     Management is continuing its plan to reposition the Sizzler concept in Australia by implementing the upgraded food quality and cooking methods adopted in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service. There are currently two units being tested with the US remodel format. Based on preliminary results certain modifications to the layout are being made. Once these changes are made, the results will be evaluated and if positive, the Company plans to implement the remodel program in Australia beginning in fiscal year 2002.

     KFC(R) OPERATIONS
     -----------------

     Revenues for the quarter ended February 4, 2001 were $25,952,000 compared to $29,096,000 for the quarter ended February 6, 2000, a decrease of 10.8 percent. The decrease is primarily due to a 16.4 percent decrease in the Australian dollar exchange rate during the period partially offset by a 2.6 percent increase in same store sales and sales from three additional locations. Sales for the current quarter reflect 104 restaurants operating during the current quarter compared to 101 restaurants in the same period of the prior year.

     Prime costs were $15,549,000 in the current quarter compared to $17,513,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.9 percent of sales compared to 60.2 percent in the same period of the prior year. The decrease is primarily due to lower commodity prices partially offset with higher labor costs associated with training that may or may not continue.

     Other operating expenses amounted to $6,284,000 for the current quarter compared to $6,890,000 for the same period of the prior year primarily due to a 16.4 percent decrease in the Australian dollar exchange rate, partially offset by higher repair expense that may or may not continue and higher rent from the sale and leaseback.

     The Company reached an agreement with Tricon Global Restaurants, Inc. to test co-branding KFC(R) locations with Pizza Hut(R). However, testing is currently on hold pending the evaluation of co-branding Taco Bell(R) with the Company's KFC's(R). The Company also expects to open 2 to 4 additional KFC(R) locations, during fiscal year 2002.

     RESULTS OF OPERATIONS FOR THE YEAR-TO-DATE
     ------------------------------------------
     FORTY WEEKS ENDED FEBRUARY 4, 2001 VERSUS FORTY WEEKS ENDED
     -----------------------------------------------------------
     FEBRUARY 6, 2000
     ----------------

     CONSOLIDATED OPERATIONS
     -----------------------

     Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the forty weeks ended February 4, 2001 were $186,218,000 compared to $184,173,000 for the forty weeks ended February 6, 2000, an increase of $2,045,000 or 1.1 percent. The increase is primarily attributed to the acquisitions of Oscar's, same store sales increases from Sizzler USA and KFC and higher guest check averages from all domestic and international operations. The overall increase however, was partially offset by a 13.7 percent decrease in the Australian dollar exchange rate during the period, the Australian GST implemented July 1, 2000 and the E. coli incident in the USA.

     Consolidated operating expenses for the quarter were $182,004,000 compared to $187,212,000 in the prior year, a decrease of $5,208,000 or 2.8 percent. The decrease is primarily due to $12,087,000 in non-recurring items in the prior year. Without the non-recurring items, operating expenses increased $6,879,000 or 3.9 percent. The increase is primarily due to the addition of Oscar's, increased labor costs and increased rent expense. Rent expense increased approximately $2,265,000 due to the sale and leaseback of certain properties in Australia and was partially offset by a $1,082,000 reduction in depreciation expense and recognition of $632,000 of the deferred gain related to the sale and leaseback. Operating expense increases were partially offset by lower food costs associated with lower commodity prices, improvements in food cost controls and a 13.7 percent decrease in the Australian dollar exchange rate for the comparative periods.

     Interest expense was $2,797,000 for forty weeks ended February 4, 2001 compared to $2,778,000 in the same period of the prior year, an increase of $19,000 or 0.7 percent. The increase in interest expense is primarily due to higher balances on the Company's debt with Westpac, the acquisition of Oscar's and the term loan with Heller Financial Leasing (See Note 8 - Financing, to Consolidated Financial Statements). The increase in consolidated interest expense is also attributable to the Company's executive supplemental retirement plan covering ten former and one active employee. These increases are partially offset by lower exchange rates that reduce reported interest expense on the Westpac debt. Investment income was $1,327,000 compared to $896,000 in the same period of the prior year, an increase of $431,000 or 48.1 percent. Investment income increased primarily due to higher cash balances associated with the sale and leaseback transaction.

     Other income was $347,000 in the current year compared to $791,000 in the same period of the prior year, a decrease of $444,000 or 56.1 percent. Both periods reflect the sale of one property which may or may not occur from time to time.

     The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes. The provision amounted to $1,292,000 in the forty weeks of fiscal year 2001 compared to a benefit of $3,848,000 in the same period of the prior year. This increase is due to a $5,890,000 income tax benefit recorded in the prior year. Without the benefit, the prior year income tax provision would have been $2,042,000. The $750,000 decrease in the current year is primarily due to a decrease in the Australian income tax rate to 34 percent from 36 percent effective July 1, 2000 and to lower exchange rates.

     SIZZLER USA OPERATIONS
     ----------------------

     Revenues for the forty weeks ended February 4, 2001 were $78,429,000 compared to $79,131,000 for the forty weeks ended February 6, 2000, a decrease of $702,000 or 0.9 percent. Restaurant sales were $73,242,000 compared to $73,900,000 in the same period of the prior year. The decrease is primarily due to the E. coli incident (See Note 6 - E. coli Incident, to Consolidated Financial Statements). In addition, during the year the Company completed the remodels of 56 locations representing all of those originally scheduled for remodel. In the remodel phase, sales declined due to guest reaction to the inconvenience from construction (the restaurants remained open during the construction period) and menu changes such as the paring back of hot food items on the food bar. It has been the Company's experience that during the month following the initial transition, new customers who prefer grilled entries and a fresher salad bar patronize the restaurants. The total number of Sizzler(R) stores increased from 65 stores in the same period of the prior year, to 68 stores by February 4, 2001 with the addition of four Sizzler(R) stores in Sacramento, California and one in Cathedral City.

     Franchise revenue was $5,187,000 for the forty weeks of this year compared to $5,231,000 in the same period of the prior year, a decrease of $44,000 or 0.8 percent. Franchise revenues were produced by 189 franchised Sizzler(R) locations, including 13 in Latin America, in the current period compared to 201 franchised Sizzler(R) locations, including 13 in Latin America, in the same period of the prior year. Franchise revenue was also impacted by the E. coli incident.

     Prime costs were $48,089,000 for the forty weeks ended February 7, 2001 compared to $48,186,000 in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 65.7 percent of sales compared to 65.2 percent in the same period of the prior year due to higher labor costs associated with training following the E. coli incident and workers compensation insurance expense partially offset by lower food costs that may or may not continue.

     Other operating expenses amounted to $18,245,000 for the current year compared to $17,258,000 for the same period of the prior year. The increase is due to cost of promotional materials related to the E. coli incident, direct mail expenses incurred to introduce guests to remodeled Sizzler(R) restaurant locations and higher utility costs that may or may not continue. In addition, depreciation expense increased due to the remodels.

     Management is continuing its plan to reposition the Sizzler(R) concept back to a mid-scale family steakhouse by upgrading the quality of the food, improving cooking methods, upgrading equipment and educating all restaurant employees with updated training programs. The quality of the Sizzler(R) customer experience is also being improved by remodeling existing Company operated restaurants with a new design that is currently being rolled-out, and supporting these initiatives with appropriate marketing programs. As of the end of the quarter 34 of the Sizzler(R) franchise locations had been remodeled. We anticipate the remaining franchise locations will be completed within two years.

     OSCAR'S OPERATIONS
     ------------------

     The Oscar's acquisition resulted in 23 weeks of operation in the 40 week period ended February 4, 2001. Total revenues for the twenty-three weeks of operation were $13,188,000 compared to zero in the same period of the prior year. Sales were generated by ten locations.

     Prime costs, which include food and labor, were $8,509,000 representing
     64.5 percent of sales, which is slightly higher than historical levels. This is due to lower food cost associated with new produce and grocery contracts offset by higher labor costs associated with the recent opening of two locations and a third scheduled for late April 2001.

     Operating expenses amounted to $3,373,000 in the current period compared to zero in the same period of the prior year.

     Management expects continued losses to be generated from Oscar's this year due to expansion efforts and anticipates the acquisition will become accretive to earnings sometime during fiscal year 2002. The Company plans to open three to five additional Oscar's locations during fiscal year 2002.

     SIZZLER INTERNATIONAL OPERATIONS
     --------------------------------

     Total revenues for the forty weeks ended February 4, 2001 were $28,590,000 compared to $33,190,000 for the forty weeks ended February 6, 2000, a decrease of $4,600,000 or 13.9 percent. The decrease is primarily due to a
     13.7 percent decrease in the Australian dollar exchange rate, the Australian GST and higher franchise revenues from additional locations.

     Restaurant sales for the forty weeks ended February 4, 2001 were $27,262,000 compared to $32,126,000 in the same period of the prior year and were produced by 31 restaurants operating during the current year and the same period of the prior year.

     Franchise revenue was $1,328,000 in the current year compared to $1,064,000 in the same period of the prior year, an increase of $264,000 or 24.8 percent. Franchise revenues were produced by three joint ventures and 56 franchised Sizzlers in the current year compared to three joint venture and 48 franchised Sizzlers in the same period of the prior year. International franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

     Prime costs were $18,391,000 for the forty weeks ended February 4, 2001 compared to $21,674,000 in the same period of the prior year. Prime costs, which include food, paper and labor, remained unchanged at 67.5 percent of sales in the current period and the same period of the prior year. This is the result of lower food cost offset with higher labor costs associated with training that may or may not continue.

     Other operating expenses amounted to $6,640,000 for the current fiscal period compared to $7,180,000 for the same period of the prior year, primarily due to lower in foreign currency exchange rates.

     Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods adopted in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently two units being tested with the US remodel format. Based on preliminary results certain modifications to the layout are being made. Once these changes are made, the results will be evaluated and if positive, the Company plans to implement the remodel program in Australia beginning in fiscal year 2002.

     KFC(R) OPERATIONS
     -----------------

     Revenues for the forty weeks ended February 4, 2001 were $66,011,000 compared to $71,852,000 for the forty weeks ended February 6, 2000, a decrease of $5,841,000 or 8.1 percent. The decrease is primarily due to a
     13.7 percent decrease in the Australian dollar exchange rate and the Australian GST. This decrease is partially offset by same-store sales increases due to successful marketing promotions that resulted in higher customer traffic and an increase in the average guest check. Sales for the current year reflect 104 restaurants operating during the current year compared to 101 restaurants in the same period of the prior year.

     Prime costs were $39,695,000 in the current year compared to $43,533,000 in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 60.1 percent of sales compared to 60.6 percent in the same period of the prior year due to promotions of higher margin products, lower commodity prices that may or may not continue, partially offset by increases in labor costs.

     Other operating expenses amounted to $15,877,000 for the current year compared to $17,172,000 for the same period of the prior year primarily due to a decrease in the Australian dollar exchange rate.

     The Company reached an agreement with Tricon Global Restaurants, Inc. to test co-branding KFC(R) locations with Pizza Hut(R). However, testing is currently on hold pending the evaluation of co-branding Taco Bell(R) with the Company's KFC's(R). The Company also expects to open 2 to 4 additional KFC(R) locations during fiscal year 2002.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Working Capital
     ---------------

     The Company's principal source of liquidity is cash flows from operations, which was

     $7,435,000 for the first forty weeks of fiscal year 2001 compared to $18,901,000 for the same period of the prior year. This decrease is the result of fluctuations in the Company's operating account balances, lease payments associated with the sale and leaseback, lower exchange rates and lower operating income in the United States.

     The Company's working capital at February 4, 2001 was $1,249,000 including cash and cash equivalents of $18,131,000. At April 30, 2000 the Company had a working capital surplus of $24,830,000. This decrease is primarily due to cash payments for the acquisition of Oscar's and funds used to remodel the Sizzler USA restaurants. The current ratio was 1.0 at February 4, 2001 and
     1.9 at April 30, 2000.

     Total Assets / Capital Expenditures
     -----------------------------------

     At February 4, 2001, total assets were $126,349,000, an increase of $10,469,000 or 9.0 percent from April 30, 2000 primarily due to the acquisition of Oscar's (See Note 7 - Oscar's, to Consolidated Financial Statements). Property and equipment, excluding property held for sale, represented approximately 47.4 percent of total assets at February 4, 2001 and 40.0 percent at April 30, 2000.

     Capital expenditures were $16,324,000 for the forty weeks ended February 4, 2001 and $4,826,000 for the same period last year. Current year capital expenditures include remodels and one new restaurant in the United States, three new KFC(R) restaurants in Australia, the construction of new Oscar's and maintenance of existing restaurants. The Company anticipates additional investment in its international operations through its Company-operated restaurants, joint ventures and the development of the franchise system. The Company's domestic operations will primarily be increased through additional investment in Oscar's.

     Debt
     ----

     The Company's debt includes a credit facility with Westpac Banking Corporation in Australia ("Westpac"). The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian interbank borrowing rate, plus a 2.25 percent margin. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. As of February 4, 2001, the Company's unpaid principal balance on the Westpac facility was approximately AUD $41,665,000, or US $23,016,000. On December 20, 2000 the Company entered into a $10.0 million, seven year term loan with Heller that is amortized based on 15 years, with an interest rate of 9.65 percent. Under the terms of the agreement, the Company has borrowed $5,000,000 to date and has the right to borrow the remaining balance under certain conditions, on or before November 1, 2001. The loan is collateralized by the Company's real estate and personal property in the U.S. (See Note 8 - Financing, to Consolidated Financial Statements).

     Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs. The sale and leaseback of the 13 remaining properties in Australia will also be utilized to fund the Company's capital expenditure requirements.

     Share Repurchase
     ----------------

     There was no share repurchase activity during the quarter ended February 4, 2001. The total number of shares repurchased to date is 1,129,400 out of
     1.5 million authorized. The Company may purchase additional shares in the fourth quarter subject to SEC and NYSE rules.

     QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
     ----------------------------------------------------

     The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance of $23,016,000 at February 4, 2001. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The line-of-credit bears variable interest at a rate equal to the Australian interbank borrowing rate, plus a margin of 2.25 percent. The primary exposures relating to this financial instrument result from both changes in the interest rates and fluctuation in foreign exchange rates. As of the end of this quarter the Australian interbank borrowing rate was approximately
     6.0 percent.

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

     FORWARD-LOOKING STATEMENTS
     --------------------------

     With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding: (1) the expected continuation of the Company's growth in revenues and earnings;
     (2) the anticipated continuation of the remodeling of U.S. franchised Sizzler(R) locations; (3) the Company's plans to continue the re-positioning of its Australian Sizzler(R) restaurants through remodeling, menu changes and better service; (4) the addition of new KFC(R) and co-branded units in fiscal 2001 and 2002; (5) the financial impact of the E. coli incident and the adequacy of the Company's insurance; (6) the continuing growth of Oscar's; (7) any increase in the Company's borrowing;
     (8) the adequacy of cash flow from operations to meet debt service, capital expenditure and working capital needs.

     Sizzler(R) cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the overall economic conditions in the U.S. and whether they will have any impact on restaurant operations in general and affecting the Company in particular; (2) whether the Company's franchisees will determine to complete the remodeling of all franchise locations in the U.S. on schedule; (3) the Company's ability to complete the remodeling of its existing Australian Sizzler(R) and KFC(R) locations;
     (4) whether the repositioning of the U.S. and international Sizzler(R) concepts will attract new customers and prove effective in retaining existing customers; (5) the Company's ability to open additional KFC(R) locations and commence its co-branding test at certain locations; (6) when the Company can recover the sales and profits lost due to the E. coli incident; (7) the valuation of net assets acquired from Oscar's; (8) the Company's ability to open new Oscar's locations on schedule and achieve sales growth at the new and existing Oscar's locations; (9) the Company's future cash requirements; (10) the Company's ability to control cash flow margins; (11) other risks as detailed from time to time in Sizzler(R)'s SEC reports, including Quarterly Reports on Form 10Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

a. Subsidiaries of the Company were named as defendants in seven of nine lawsuits filed by individuals who were affected by the E. coli incident at two franchised locations in the Milwaukee, Wisconsin area on July 26, 2000. Out of nine lawsuits, two were filed as class actions. Defendant Excel Corporation removed the cases in which it is a defendant to the United State District Court for the Eastern District of Wisconsin. Plaintiffs have filed motions to remand these cases back to the state court and these motions are pending decision by the United States District Court. All discovery has been stayed in all state cases. The state court has set a trial date of May 6, 2002.

b. Secura Insurance v. Sizzler USA Franchise, Inc. and Sizzler Restaurants International Inc., Case No. 00CV003314 (Circuit Court, Milwaukee, Wisconsin). Lawsuit seeking declaratory relief whether our franchisee's insurance company or the Company has unilateral right to select counsel in the E. coli litigation in Milwaukee. Motions to resolve the selection of counsel issue are pending.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K

     The Company filed a report on Form 8-K dated November 22, 2000 reporting the following press releases.

          On November 10, 2000, the Company issued a press release announcing the date of its quarterly analyst call.

          On November 16, 2000, the Company issued a press release announcing earnings for the second quarter.

     The Company filed a report on Form 8-K dated December 7, 2000 reporting that on November 30, 2000, Sizzler International, Inc. issued press releases announcing the opening of a new Company store in Cathedral City, California. The new Cathedral City store, that holds a capacity of 250 people and integrates Sizzler's new menu, is a continuation of Sizzler's repositioning program.

     The Company filed a report on Form 8-K dated January 11, 2001 reporting that on January 5, 2001 Sizzler International, Inc. issued a press release to announce that the Company has entered into a new seven year, $10 million term loan with Heller Financial, Inc. The facility is arranged to fund the completion of the Sizzler USA remodel program and the expansion of Oscar's.

     The Company filed a report on Form 8-K dated January 22, 2001 reporting that on January 10, 2001 Sizzler International, Inc. issued a press release to announce that the Board of Directors renewed the Company's shareholder rights' plan similar to its initial rights' plan, which expired on January 22, 2001 after a term of 10 years.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIZZLER INTERNATIONAL, INC.
                                    Registrant



Date: March 21, 2001                /s/ Charles L. Boppell
                                    ----------------------------------
                                    Charles L. Boppell
                                    Chief Executive Officer


Date: March 21, 2001                /s/ Mary E. Arnold
                                    ----------------------------------
                                    Mary E. Arnold
                                    Vice President and Controller
                                    (Principal Accounting Officer)