Form 10-K
period 2001-04-30
SIZZLER INTERNATIONAL INC
filed 2001-07-26
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 30, 2001 or
(_)  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No    Fee Required) for the transition period from __
     to __

Commission file number 1-10711
                       -------

                          SIZZLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                              95-4307254
     ---------------------------------     ----------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
         --------------------------          ---------------------------
        Common Stock, $.01 Par Value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]YES [_]NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2001, computed by reference to the closing sale price of such shares on such date was $33,620,054.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 2001, was 27,680,485.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

Portions of the registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

Item                                                                                        Page
                                              PART I
1.   Business                                                                                  3
2.   Properties                                                                                7
3.   Legal Proceedings                                                                         8
4.   Submission of Matters to a Vote of Security Holders                                       9
     Executive Officers of the Registrant                                                      9

                                              PART II

5.   Market for the Registrant's Common Stock and Related Stockholder Matters                 11
6.   Selected Financial Data                                                                  12
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    13
7A.  Quantitative and Qualitative Disclosures about Market Risk                               22
8.   Financial Statements and Supplementary Data                                             F-1
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures    23

                                              PART III

10.  Directors and Executive Officers of the Registrant                                       24
11.  Executive Compensation                                                                   24
12.  Security Ownership of Certain Beneficial Owners and Management                           24
13.  Certain Relationships and Related Transactions                                           24

                                              PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          25

                                    PART I

Item 1: Business
================================================================================

General
-------

Sizzler International, Inc. and its subsidiaries (hereinafter collectively referred to as "Sizzler" or the "Company") are principally engaged in the operation, development and franchising of the Sizzler(R) family steak house concept, the operation and development of the Pat & Oscar's(SM) concept, and the operation of Kentucky Fried Chicken ("KFC(R)") franchises.

Sizzler International, Inc. was incorporated on January 18, 1991 in connection with a reorganization of its parent company, Collins Foods International, Inc. ("CFI") undertaken in contemplation of CFI's merger with PepsiCo, Inc. As part of the reorganization, the Company's common stock was distributed to stockholders of CFI. In addition, as part of the transaction, the Company acquired the remaining outstanding shares of common stock of its 66 percent-owned subsidiary Sizzler Restaurants International, Inc. ("SRI"), which became the Company's wholly-owned subsidiary.

Restaurant Concepts
-------------------

Sizzler(R) Restaurants
----------------------

The Company operates and franchises 347 Sizzler(R) restaurants worldwide. Sizzler(R) restaurants operate in the mid-scale dining market featuring a selection of grilled steak, chicken, seafood entrees, sandwiches, specialty platters, as well as a fresh fruit and salad bar in a family dining environment. Sizzler(R) restaurants provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrees and follows up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant.

Sizzler(R) restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests. Sizzler(R) restaurants are generally open for lunch and dinner seven days a week. During fiscal year 2001, lunch and dinner sales were approximately 40 percent and 60 percent, respectively, in the United States. In Australia, lunch and dinner sales were approximately 33 percent and 67 percent, respectively. The average restaurant check was approximately $9.46 in the United States and $13.13 Australian dollars in Australia.

Individual franchise agreements for a Sizzler(R) restaurant provide a franchise term of 20 years. Payment of the initial franchise fee entitles the franchisee to assistance with planning and construction of the restaurant and initial management training. Additionally, franchisees pay royalties based on a percentage of gross sales. Multi-unit franchise development agreements may offer reduced initial franchise fees and royalties. Franchisees are required to contribute a percentage of gross sales to a national advertising fund and may contribute to regional cooperative advertising funds.

Operating segment information for fiscal year 2001, 2000 and 1999 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Pat & Oscar's(SM)
----------------

On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants formerly doing business under the name "Oscar's." On April 18, 2001 the Company changed the name of the concept to Pat & Oscar's(SM). The terms of the acquisition include the Company's payment of approximately $16.0 million in cash and issuance of warrants to purchase up to 1,250,000 shares of Sizzler common stock at $4.00 per share. The Company has agreed to pay an earn-out amount as of February 28, 2003, which may amount to as much as $8.1 million if certain targets are achieved. The terms of the agreement include put and call options for the purchase of the 18 percent minority interest

(see Note 16 - Pat & Oscar's(SM) to Consolidated Financial Statements). The Company has accounted for the acquisition under the purchase method; accordingly the statements of operations include the results of Pat & Oscar's(SM) since the date of acquisition. The acquisition resulted in goodwill of approximately $18.6 million before potential earn-outs.

The Pat & Oscar's(SM) concept operates 11 restaurants in Southern California and Arizona. Similar to the Sizzler(R) concept, Pat & Oscar's(SM) provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrees and follows up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant.

Pat & Oscar's(SM) restaurants are typically free-standing buildings or end-cap sites in a strip mall that are 5,500 to 6,500 square feet including patios ranging from 500 to 2,000 square feet. Approximately 200 to 250 seats are available. During fiscal year 2001, lunch and dinner sales were approximately 40 percent and 60 percent, respectively. Pat & Oscar's(SM) also provides catering services, which represents approximately 20 percent of revenues.

Operating segment information for fiscal year 2001, 2000 and 1999 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

KFC(R) (Kentucky Fried Chicken Restaurants)
-------------------------------------------

The Company operates 107 KFC(R) restaurants in Queensland, Australia under franchise agreements with Tricon Global Restaurants, Inc. ("Franchisor"). KFC(R) restaurants in Australia operate in the quick service dining market and feature fried chicken, sandwiches and various side orders such as biscuits and mashed potatoes. During fiscal year 2001, lunch and dinner sales were approximately 39 percent and 61 percent, respectively. The average check was approximately $8.40 in Australian dollars. KFC(R) restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet providing seating for 20 to 65 guests. Approximately 65 percent of the restaurants offer drive-through windows and approximately 15 percent are located in shopping mall food courts. The term of the Company's franchise agreements vary from 8 to 22 years and require payment of royalties based on a percentage of sales. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the Franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal year 2001, 2000 and 1999 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Suppliers
---------

The Company has entered into distribution arrangements with a number of suppliers of food and other products used in its restaurants. From time to time the Company makes advance purchases of selected commodity items to minimize cost fluctuations. Although wholesale commodity prices are subject to change due to various economic conditions, the Company has in the past been able to obtain sufficient supplies to carry on its businesses and the Company believes that it will be able to do so in the future.

Trademarks and Service Marks
----------------------------

The Company owns certain registered trademarks, trade names and service marks domestically and internationally which are of material importance to the Sizzler business. The Company owns Sizzler(R) and certain other registered trademarks, trade names and service marks that it licenses to its franchisees. The Company owns the Pat & Oscar's(SM) service mark and has been granted a license to use certain trademarks, trade names and service marks, which relate to the operation of KFC(R) restaurants in Australia pursuant to the franchise agreements with the Franchisor. The Company also has a first right of refusal to open Taco Bell(R) restaurants in Queensland, Australia subject to certain conditions in the event its Franchisor commences development of this market.

Research and Development
------------------------

The Company continuously evaluates its menus and restaurant concepts. The Company's research staff, in conjunction with outside consultants and food suppliers, develops new products. Before introduction, new menu items are tested and evaluated for guest satisfaction, quality and profitability.

The Company intends to maintain its existing research programs to develop new food products and evaluate marketing activities. The costs associated with these activities are not material to the Company.

Seasonality
-----------

The Company's operations are subject to some seasonal fluctuation with the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to the weather and other conditions, however Pat & Oscar's(SM) catering sales are typically higher during the winter holidays. The overall effect of seasonality is moderated to a limited extent because the Australian seasons fall in reverse of the seasons in the United States.

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

Employees
---------

At June 30, 2001, the Company had approximately 3,410 employees in the United States and approximately 4,960 employees in Australia. The majority of the Company's employees in Australia are covered by union contracts that are negotiated between national and state governments and applicable unions on behalf of all hourly restaurant employees. Labor relations with employees have traditionally been good. The majority of the Company's employees work part-time and are paid on an hourly basis.

Government Regulation
---------------------

Each of the Company's restaurants is subject to federal, state, local and Australian laws and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding wages, hiring and employment practices. The Company believes it has all material licenses and approvals required to operate its business, and that its operations are in material compliance with applicable laws and regulations.

Inflation
---------

Increases in interest rates and the costs of labor, food, utilities and construction can significantly affect the Company's operations. Management believes that the current practices of maintaining adequate operating margins through a combination of menu price increases and cost controls, careful management of working capital and evaluation of property and equipment needs are its most effective tools for coping with inflation.

Other
-----

The Company is aware of industry concerns regarding the potential impact of possible further increases in the minimum wage, increases in utility costs, the increased marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods and compliance with existing or proposed health and safety legislation and other similar contingencies. The Company is unable to predict the possible impact of such factors on its business. In the past, the Company has been able to address similar types of changes in the business climate and been able to pass any associated higher costs along to its customers, because the changes have generally impacted all restaurant companies.

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

Risks Associated With Foreign Operations
------------------------------------------

The Company operates Sizzler(R) restaurants in Australia, as well as KFC(R) restaurants in Queensland, Australia. The Company also licenses the right to operate Sizzler(R) restaurants to franchisees in a number of countries and U.S. territories. Possible risks associated with such operations include fluctuations in currency exchange rates, higher rates of inflation, possible changes in tax rates and tax structures, and possible foreign political and economic conditions.

Effective July 1, 2000, Australia implemented a 10 percent goods and services tax ("GST") that is applied to consumer purchases from restaurants. In connection with this initiative, there was a reduction in personal and corporate income tax rates. Effective July 1, 2000 the Company's corporate income tax rate in Australia was reduced from 36 percent to 34 percent and on July 1, 2001, the rate was further reduced to 30 percent. The Australian government is supervising price increases over the next two years to avoid price gouging or profiteering as a result of the goods and services tax. The Company is not able to predict the impact of the future changes on sales and profits.

Item 2: Properties
================================================================================

At April 30, 2001 the Company operated and franchised 465 locations in 17 states and 12 countries and territories (including USA) as illustrated below:

                                                                Owned             Franchised            Total
                                                                -----             ----------            -----
     USA Sizzler(R) Restaurants
     --------------------------
     State
     -----
     Arizona                                                       -                   7                  7
     California                                                   53                 103                156
     Delaware                                                      1                   -                  1
     Florida                                                       -                   6                  6
     Hawaii                                                        -                   6                  6
     Idaho                                                         -                   5                  5
     Missouri                                                      -                   1                  1
     Montana                                                       -                   2                  2
     Nebraska                                                      -                   4                  4
     Nevada                                                        3                   2                  5
     New Jersey                                                    4                   2                  6
     New Mexico                                                    -                   2                  2
     New York                                                      7                   7                 14
     Oregon                                                        -                  11                 11
     Texas                                                         -                   1                  1
     Utah                                                          -                  12                 12
     Washington                                                    -                   5                  5
          Total USA                                               68                 176                244
                                                                  --                 ---                ---
                                                                Owned             Franchised            Total
                                                                -----             ----------            -----
     Latin American Sizzler(R) Restaurants
     -------------------------------------
     Countries and Territories
     -------------------------
     Guatemala                                                    -                     4                 4
     Puerto Rico                                                  -                     8                 8
     Guam                                                         -                     1                 1
          Total Latin America                                     -                    13                13
                                                                                      ---               ---
                 Total USA & Latin America                       68                   189               257
                                                                 --                   ---               ---

     International Sizzler(R) Restaurants
     ------------------------------------
     Countries and Territories                                  Owned             Franchised            Total
     -------------------------                                  -----             ----------            -----
     Australia                                                    30                    -                 30
     Indonesia                                                     -                    6                  6
     Japan                                                         -                   23                 23
     Korea                                                         -                    3                  3
     New Zealand                                                   1                    -                  1
     Taiwan                                                        -                    5                  5
     Thailand                                                      -                   19                 19
     Singapore                                                     -                    3                  3
       Total International                                        31                   59                 90
                                                                  --                   --                 --

             Total Sizzler(R)                                     99                  248                347
                                                                  --                  ---                ---
     KFC(R) restaurants
     ------------------
     Australia                                                   107                    -                107
       Total KFC(R)                                              107                    -                107
                                                                 ---                    -                ---

     Pat & Oscar's(SM) restaurants
     -----------------------------
     Arizona                                                       1                    -                  1
     California                                                   10                    -                 10
       Total Pat & Oscar's(SM)                                    11                    -                 11
                                                                  --                    -                 --
             Total Sizzler(R), KFC(R), Pat & Oscar's(SM)         217                  248                465
                                                                 ---                  ===                ===

The Company owns or leases the real property on which its restaurants are operated. A small number of franchised restaurants are also located on property owned or leased by the Company. Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations.

Approximately 85 percent of the restaurant locations operated by the Company are leased. The leases generally are for primary terms of 5 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2017. The Company has the right to extend many of these leases.

In addition to the restaurant locations set forth above, the Company leases approximately 36,000 square feet of office space in Culver City, California that serves as its corporate headquarters.

Item 3: Legal Proceedings
================================================================================

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business.

Two subsidiaries of the Company are named defendants in nine of thirteen lawsuits arising out of the E. coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The Company's meat supplier, Excel Corporation and the Company's franchisee, E&B Management Company and its principals are named defendants in some or all of the cases. The plaintiffs seek monetary damages in amounts to be determined for sickness or injuries arising out of the consumption of food allegedly contaminated with E. coli.

As of the date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders
================================================================================

None.

Executive Officers of the Registrant as of June 30, 2001
================================================================================

The following are the Executive Officers of the Company as of June 30, 2001:

Charles L. Boppell     59      President and Chief Executive Officer of the
                               Company since 1999. Director of the Company since
                               April 1999. President and Chief Executive Officer of La Salsa Holding Company (1993-1999).

Kevin W. Perkins       49      Executive Vice President of the Company and
                               President and Chief Executive Officer of the
                               Company's International Operations since 1997.
                               Director of the Company (1994 to present).
                               President and Chief Executive Officer of the
                               Company (1994-1997).

Kenneth Cole           47      President and Chief Executive Officer of Sizzler
                               USA, Inc. since May 2001. President and Chief
                               Executive Officer of Blue Chalk Cafe (d/b/a Left at Albuquerque) (1999-2001). President and Chief
                               Executive Officer Damon's International, Inc.
                               (1988-1999).

John Sarkisian         43      Chief Executive Officer of FFPE, LLC d/b/a Pat &
                               Oscar's(SM) since August 30, 2000. Chief
                               Executive Officer of S&C Corporation d/b/a
                               Oscar's(SM) from 1991 through August 30, 2000.
                               Managing Member Del Mar Heritage LLC since 1996.

A. Keith Wall          48      Vice President and Chief Financial Officer of the
                               Company since March 2001. Vice President and
                               Chief Financial Officer of Central Financial
                               Acceptance Corporation (1998-2001). Vice
                               President and Chief Financial Officer of Central
                               Rents, Inc. (1996-1998).

Diane Hardesty         50      Chief Administrative Officer of the Company since
                               2000. Vice President of the Company since 1999.
                               Vice President of La Salsa Holding Company (1995-
                               1999). Vice President Adray's (1994-1996).

Michael B. Green       55      Vice President, General Counsel and Secretary of
                               the Company since 1999. Vice President, General
                               Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company (1995-1997).

Kimberley Forster      35      Vice President of Strategic Planning of the
                               Company since 1999. Director of Financial
                               Analysis, Times Mirror Company (1996-1999). Vice
                               President and Manager of Financial Analysis
                               Group, First Interstate Bank of California (1993-
                               1996).

Mary E. Arnold         42      Vice President and Controller of the Company
                               since 2000. Controller of the Company (1999-
                               2000). Vice President Finance, The Intergroup
                               Corporation (1999). Vice President Finance, Koo
                               Koo Roo, Inc. (1996-1998). Controller, Koo Koo
                               Roo, Inc. (1994-1995).

John Burns             59      Vice President of Purchasing of the Company since
                               2001. Vice President of Purchasing of Sizzler USA since 1997. Vice President of Purchasing and
                               Distribution, Family Restaurants, Inc. (1994-
                               1997).

                                    PART II


Item 5: Market For Registrant's Common Stock and Related Stockholder Matters
===============================================================================

Market Information
------------------

The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "SZ". As of June 30, 2001, the number of record holders of the Company's common stock was 2,523. The high and low sales prices for a share of the Company's common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

                                            2001                 2000
                                     ------------------  -------------------
                                       High        Low      High        Low
                                       ----        ---      ----        ---
          First Quarter               $3.000    $2.250     $2.625    $1.750
          Second Quarter               2.380     1.250      3.188     2.000
          Third Quarter                2.130     1.440      3.000     1.938
          Fourth Quarter               1.910     0.990      3.625     2.250

Common Stock Dividends
----------------------

The Company has not declared any cash dividends during the four most recent fiscal years. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

Item 6: Selected Financial Data
================================================================================

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

For the Years Ended April 30,            2001        2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------
(In millions, except per share data
  and exchange rates)
System-wide sales                        $ 575.0     $ 568.8      $ 532.7      $ 557.9      $ 677.9


Revenues                                   245.3       239.5        226.3        242.3        299.9

Net income                                   2.7         2.4 (a)      7.4          5.4          0.6

Basic and diluted earnings
 per share                                  0.10        0.08 (a)     0.26         0.19         0.02

Average Australian dollar
 exchange rate                            0.5494      0.6409       0.6208       0.7063       0.7880

Total assets                               122.6       115.9        114.7        120.5        168.1

Long-term debt                              24.1        21.2         26.9         35.5          0.3 (b)

Liabilities subject to compromise              -           -            -            -         83.9 (b)

Total stockholders' investment              54.5        50.6         52.7         43.8         44.4

Cash dividends declared per share              -           -            -            -            -
-------------------------------------------------------------------------------------------------------


(a) Includes a pre-tax charge of $12.1 million or $0.42 per share, of which $5.5 million is related to the sale and leaseback of certain properties in Australia and $6.6 million is the final reorganization charge. See Note 14
     - Sale - Leaseback and Restructuring Charge, to Consolidated Financial Statements. In addition to these charges, the Company recorded an income tax benefit of $5.9 million or $0.20 per share.

(b) Substantially all pre-petition debt has been reclassified as "Liabilities subject to compromise under reorganization proceedings."

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================
________________________________________________________________________________

RESULTS OF OPERATIONS
________________________________________________________________________________

INTRODUCTION
------------

The following discussion should be read in conjunction with Item 6: "Selected Financial Data," the Consolidated Financial Statements, including the notes thereto, and other financial information appearing elsewhere herein.

During fiscal year 2001, the Company continued the process of enhancing the U.S. Sizzler(R) restaurant experience. The Company accomplished a significant step in this process with the completion of all 57 originally scheduled restaurant remodels. In addition to remodeling the restaurant with a steakhouse appearance that is darker, softer and more subdued, the Company has improved the quality of menu items and upgraded the salad bar by offering fresher, higher quality produce and toppings. Restaurants that had undergone remodel and had been re-introduced experienced sales increases in the 10 percent to 12 percent range. However, an unfortunate E. coli incident at two of its franchise locations in July, 2000 had negative consequences on the Company's U.S. operations. (See Note 3 - E. coli Incident, to Consolidated Financial Statements). The remaining 11 restaurants are in outlying markets and the Company expects to complete these remodels during fiscal year 2002.

In addition to the Company store remodels, the Company has launched the second phase of the Sizzler(R) enhancement program, the franchise reinvestment program. At the end of fiscal year 2001, 34 franchise locations have been fully remodeled, 17 have been partially remodeled and 20 locations are in various stages of the remodel process. The Company expects the franchise remodel process to be completed by the end of fiscal year 2003.

In fiscal year 2001, the Company's international division focused on testing the Sizzler(R) remodel design. The remodel design incorporates features from the U.S. Sizzler(R) remodel as well as local initiatives. There are currently two units being tested with the U.S. remodel format. Based on preliminary results, certain modifications are being implemented. Once completed, the results will be evaluated and if positive, the Company plans to implement the remodel program beginning in fiscal year 2002.

The Company also continued its discussion with Tricon Global Restaurants regarding co-branding KFC(R) locations with Pizza Hut(R). However, testing is currently on hold until the evaluation of co-branding Taco Bell(R) with the Company's KFCs(R) is completed. During the year, the Company opened six new KFCs
(R) in Queensland, Australia.

During fiscal year 2001, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operations of restaurants doing business under the name Pat & Oscar's(SM) (f/d/b/a Oscar's). The Company opened 3 new Pat & Oscar's(SM) in addition to the 8 acquired with the acquisition. Management expects to add 4 to 5 new Pat & Oscar's(SM) during fiscal year 2002.

The Company's revenues are generated from four primary sources: (1) domestic Company-operated Sizzler(R) restaurant sales and franchise revenues (including franchise fees, royalties and rental income), (2) international Company-operated Sizzler(R) restaurant sales and franchise revenues, (3) revenues from international KFC(R) franchises operated by the Company and (4) domestic Company-operated Pat & Oscar's(SM) restaurants.

As discussed in more detail in Note 2 - Bankruptcy Reorganization, to Consolidated Financial Statements, Sizzler International, Inc. and four subsidiaries emerged from bankruptcy on September 23, 1997.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2001 vs. FIFTY-TWO
--------------------------------------------------------------------------------
WEEKS ENDED APRIL 30, 2000
--------------------------

Consolidated revenues were $245.3 million in fiscal year 2001 compared to $239.5 million in fiscal year 2000, an increase of $5.8 million or 2.4 percent. The increase is primarily attributable to the addition of Pat & Oscar's(SM), same store sales increases from KFC(R) and sales from six KFCs(R) added during the year. These increases are partially offset by a 14.3 percent decline in the Australian dollar exchange rate that represents $19.9 million in revenues and a same store sales decline in Sizzler(R) Australia.

Domestic revenues increased $20.8 million or 19.8 percent in fiscal year 2001 compared to fiscal year 2000 primarily due to the addition of Pat & Oscar's(SM). Sales increases from remodeled Sizzler(R) locations early in fiscal year 2001 and the addition of a net of three locations were offset by the impact of the E. coli incident (See Note 3 - E. coli Incident, to Consolidated Financial Statements). Similarly, sales increases experienced by franchised Sizzler(R) restaurants were offset by the impact of the E. coli incident and by the closing of eight locations and the sale of four locations to the Company. International revenues decreased $14.9 million or 11.1 percent primarily due the exchange rate partially offset by higher KFC(R) net sales generated by higher check averages and increased customer traffic and 6 additional locations.

Consolidated operating expenses, were $238.3 million in fiscal year 2001 compared to $227.5 million in fiscal year 2000 (excluding the loss on sale - leaseback and restructuring charge), an increase of $10.8 million or 4.7 percent. The increase is due to the addition of Pat & Oscar's(SM) partially offset by the decrease in the Australian dollar exchange rate. Total Pat & Oscar's(SM) operating expenses in fiscal year 2001 were $22.6 million and the decrease in the Australian dollar exchange rate decreased operating expenses by $19.0 million. The remaining $7.2 million increase is primarily due to an increase in sales volumes, higher labor associated with training and additional rent expense from the sale and leaseback. The higher rent expense from the sale and leaseback is partially offset by a reduction in depreciation.

Interest expense was $3.8 million in fiscal year 2001 compared to $3.6 million in fiscal year 2000, an increase of $0.2 million or 5.6 percent. Interest expense is primarily related to the Company's debt with Westpac, new financing from Heller Financial Services and the Company's supplemental executive retirement plan covering ten former and one active employee. Investment income was $1.6 million in fiscal year 2001 compared to $1.4 million in fiscal year 2000, an increase of $0.2 million or 14.3 percent which was due to higher cash balances preceding the acquisition of Pat & Oscar's(SM).

Other income was $0.3 million in fiscal year 2001 compared to $1.4 million in fiscal year 2000, a decrease of $1.1 million due to the sale of one domestic location in fiscal year 2001 compared with three in fiscal year 2000. From time to time the Company may sell properties or locations.

The provision for income tax was $2.4 million in fiscal year 2001 compared to a benefit of $3.3 million in fiscal year 2000. Current year tax expense relates to the tax provision on Australian income. The benefit in prior year was a result of net operating losses utilized as a result of the sale and leaseback transaction and management's evaluation of the future reliability of the Company's deferred tax assets. (See Note 4 - Income Taxes, to Consolidated Financial Statements.)

U.S. Sizzler(R) Operations
--------------------------

Total revenues for fiscal year 2001 were $104.7 million compared to $104.7 million in fiscal year 2000. Restaurant sales were $97.7 million compared to $97.6 million in fiscal year 2000, an increase of $0.1 million or 0.1 percent. On a comparative restaurant basis, Sizzler(R) restaurants open more than one year experienced a 0.2 percent increase in average sales per restaurant. This increase was driven by a higher average guest check partially offset by lower customer counts due to the E. coli incident (See Note 3 - E. coli Incident, to Consolidated Financial Statements). There were 68 Company-operated Sizzler(R) restaurants as of April 30, 2001 and 64 as of April 30, 2000. During fiscal year 2001, the Company sold one location to a franchisee, acquired four units from a franchisee and opened one new store. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. Franchise revenues were $7.0 million in fiscal year 2001 compared to $7.1 million in fiscal year 2000, a decrease of $0.1 million or 1.4 percent. The decrease in fiscal year 2001 reflects ten fewer units. This includes four locations acquired by the Company, two closures due to E. coli and four closures due to lost leases. As of April 30, 2001 there were 189 Sizzler(R) franchise locations compared to 198 as of April 30, 2000.

Prime costs, which include food, paper and labor, were $63.7 million in fiscal year 2001 compared to $63.7 million in fiscal year 2000. Prime costs were 65.2 percent of sales in fiscal year 2001 and 65.3 percent in fiscal year 2000. Prime costs remained relatively flat due to lower food costs associated with lower commodity prices and better cost controls offset by higher labor costs associated with the remodels and new managers added to improve guest service. Other operating expenses were $22.6 million in fiscal year 2001 compared to $21.7 million in fiscal year 2000, an increase of $0.9 million or 4.1 percent due to higher utilities and restaurant supplies incurred in connection with the remodels.

Other income represents the gain on the disposition of one excess property.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family steakhouse and grill by offering quality steak, chicken and fish entrees as well as its fresh salad bar in facilities with updated and comfortable decor. The Company has substantially completed this process with its Company-operated locations and will focus on re-imaging its franchise locations during the next two years. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. These initiatives will be supported with appropriate marketing programs.

Pat & Oscar's(SM)
-----------------

The Pat & Oscar's(SM) acquisition resulted in 35 weeks of operations in fiscal year 2001. Total revenues for the 35 weeks of operations were $20.8 million. Sales were generated by 11 locations, including three that opened subsequent to the acquisition.

Prime costs, which included food and labor, were $13.1 million or 63.1 percent of sales. This is slightly higher than historical levels due to labor costs associated with restaurant openings partially offset by lower food cost due to new vendor contracts and cost controls.

As a result of expansion activities, the Company experienced operating losses from Pat and Oscar's(SM) during fiscal year 2001. The Company expects to open four to five new locations during fiscal year 2002 and anticipates the acquisition will become accretive to earnings during fiscal year 2002.

International Sizzler(R) Operations
-----------------------------------

Revenues from Company-operated international Sizzler(R) restaurants were $34.4 million in fiscal year 2001 compared to $40.8 million in fiscal year 2000, a decrease of $6.4 million or 15.7 percent. This decrease includes $5.7 million related to the decrease in the Australian dollar exchange rate. On a comparative restaurant basis in Australian dollars, Sizzler(R) restaurants open more than one year experienced a 1.4 percent decrease in average sales per restaurant. This decrease is due to the GST, which added a 10.0 percent tax on restaurant meals in July 2000 and to a slowing Australian economy late in fiscal year 2001. This decrease was partially offset by a higher average guest check. There were 31 Company-operated Sizzler(R) restaurants as of both April 30, 2001 and 2000. International franchise revenues were $1.7 million in fiscal year 2001 compared to $1.5 million in fiscal year 2000, an increase of $0.2 million or
13.3 percent. The increase is due to four more units than in the prior year, net of a $0.3 million royalty revenue decline due to declining exchange rates. As of April 30, 2001 there were 56 international franchised restaurants and 3 joint venture restaurants in 6 countries compared to 52 international franchise restaurants and 3 joint venture restaurants as of April 30, 2000. During fiscal year 2001, 5 franchised restaurants were opened in Thailand, 2 in Japan, and 1 in Korea. Three restaurants were closed, 2 in Taiwan and 1 in Japan.

Prime costs were $23.1 million in fiscal year 2001 compared to $27.5 million in fiscal year 2000. Prime costs, which include food, paper and labor, decreased to 67.2 percent of sales compared to 67.4 percent in the prior year. This decrease is due to lower food costs associated with lower commodity prices partially offset by higher labor costs associated with wage increases and training.

Other operating expenses amounted to $7.8 million in fiscal year 2001 compared to $7.9 million in fiscal year 2000. These costs were flat due to a decrease in the exchange rate offset with higher rent expense from the sale and leaseback, partially offset by lower depreciation and income tax expense.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods currently used in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently four locations being tested with two remodel designs. If the results are positive, the Company plans to implement a remodel program in Australia during fiscal year 2002.

KFC(R) Operations
-----------------

Revenues from the Company's KFC(R) restaurants were $83.8 million in fiscal year 2001 compared to $92.5 million in fiscal year 2000, a decrease of $8.7 million or 9.4 percent. This decrease includes $14.0 million related to the decrease in the Australian dollar exchange rate partially offset by higher unit sales and six additional locations. On a comparative restaurant basis in Australian dollars, KFC(R) restaurants open more than one year experienced a 2.5 percent increase in average sales per restaurant driven by successful marketing programs that resulted in higher customer traffic and an increase in the average guest check. It should be noted that KFC(R) sales were impacted by GST and towards the end of fiscal year 2001, a slowing economy. As of April 30, 2001 there were 107 KFC(R) restaurants compared to 101 as of April 30, 2000. The Company expects to open 2 to 4 new KFC(R) restaurants in fiscal year 2002.

Prime costs were $50.4 million in fiscal year 2001 compared to $55.7 million in fiscal year 2000. Prime costs, which include food, paper and labor, decreased to 60.1 percent of sales compared to 60.2 percent in the prior year due to lower poultry prices partially offset with higher labor costs associated with training and wage increases.

Other operating expenses amounted to $19.1 million compared to $19.9 million primarily due to higher rent expense associated with the sale and leaseback offset by lower depreciation.

Management has continued to have discussions with Tricon Global Restaurants, Inc. regarding the possibility of co-branding certain KFC(R) locations with Pizza Hut(R) and Taco Bell(R) and is presently awaiting the evaluation of the results from Tricon.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2000 vs. FIFTY-TWO
--------------------------------------------------------------------------------
WEEKS ENDED APRIL 30, 1999
--------------------------

Consolidated revenues were $239.5 million in fiscal year 2000 compared to $226.3 million in fiscal year 1999, an increase of $13.2 million or 5.8 percent. The increase includes $4.2 million due to a 3.2 percent increase in the Australian dollar exchange rate along with higher average unit sales and franchise revenues from both domestic and international operations. Domestic revenues increased $2.8 million or 2.8 percent in fiscal year 2000 compared to fiscal year 1999 primarily due to higher average sales generated by the newly remodeled restaurants and higher check averages. International revenues increased $10.3 million or 8.3 percent primarily due the exchange rate and to higher KFC(R) and Sizzler(R) sales generated by higher check averages from both concepts and increased customer traffic from KFC(R).

Consolidated operating expenses, excluding $12.1 million in non-recurring items (See Note 14 - Sale - Leaseback and Restructuring Charge, to Consolidated Financial Statements), were $227.5 million in fiscal year 2000 compared to $214.6 million in fiscal year 1999, an increase of $12.9 million or 6.0 percent. Approximately $4.0 million of the increase was due to a 3.2 percent increase in the Australian dollar exchange rate. The remaining increase is primarily due to an increase in sales volumes, higher labor associated with training and additional rent expense from the sale and leaseback. In addition, general and administrative expenses are higher than in the prior year due, in part, to $1.4 million in one time expenses and transition costs incurred during fiscal year 2000.

Interest expense was $3.6 million in fiscal year 2000 compared to $3.3 million in fiscal year 1999, an increase of $0.3 million or 10.6 percent. Interest expense is primarily related to the Company's debt with

Westpac and to a lesser extent, the Company's supplemental executive retirement plan covering ten former and one active employee. Investment income was $1.4 million in fiscal year 2000 compared to $0.7 million in fiscal year 1999, an increase of $0.7 million or 96.6 percent which was due to higher cash balances primarily associated with the sale and leaseback transaction.

Other income represents the gain on the disposition of two Sizzler(R) locations in the U.S. and one excess property.

The provision for income taxes was a $3.3 million benefit in fiscal year 2000 compared to a $1.8 million provision in fiscal year 1999. (See Note 4 - Income Taxes, to Consolidated Financial Statements).

U.S. Sizzler(R) Operations
--------------------------

Total revenues for fiscal year 2000 were $104.7 million compared to $101.9 million in fiscal year 1999, an increase of $2.8 million or 2.7 percent. This increase was primarily the result of higher restaurant sales. Restaurant sales were $97.6 million compared to $95.3 million in fiscal year 1999, an increase of $2.3 million or 2.4 percent. On a comparative restaurant basis, Sizzler(R) restaurants open more than one year experienced a 2.7 percent increase in average sales per restaurant, a 0.4 percent decrease in the average number of customers per restaurant and a 3.2 percent increase in average customer check total. The trend in the number of customers per restaurant improved during fiscal year 2000 with positive customer counts of 0.9 percent and 2.5 percent in the third and fourth quarter, respectively. There were 64 Company-operated Sizzler(R) restaurants as of April 30, 2000 and 66 as of April 30, 1999. During fiscal year 2000 the Company sold one location due to city redevelopment and sold another location to a franchisee. From time to time the Company may sell locations or acquire locations from its franchisees. Franchise revenues were $7.1 million in fiscal year 2000 compared to $6.6 million in fiscal year 1999, an increase of $0.6 million or 9.2 percent. The increase in fiscal year 2000 reflects higher franchise sales and franchise fees. As of April 30, 2000 there were 198 Sizzler(R) franchise locations compared to 197 as of April 30, 1999.

Prime costs, which include food, paper and labor, were $63.7 million in fiscal year 2000 compared to $61.9 million in fiscal year 1999, an increase of $1.8 million or 2.9 percent. Prime costs were 65.3 percent of sales in fiscal year 2000 and 65.0 percent in fiscal year 1999. The increase is due to higher labor associated with training restaurant employees in remodeled locations and higher manager wages partially offset by lower food cost associated with lower commodity prices and improvements in food cost controls. These reductions in food cost are partially offset by higher product costs associated with upgrades to certain products such as steaks. Other operating expenses amounted to $21.7 million in fiscal year 2000 and $21.2 million in fiscal year 1999, an increase of $0.5 million or 2.4 percent. This increase is due to the write-down of certain assets partially offset with lower insurance expense.

Other income represents the gain on the disposition of two Sizzler(R) locations in the U.S. and one excess property.

As of April 30, 2000 the Company had completed 23 remodels with sales increases averaging 12 to 14 percent. The average cost, per restaurant, of the remodel is approximately $225,000.

International Sizzler(R) Operations
-----------------------------------

Revenues from Company-operated international Sizzler(R) restaurants were $40.8 million in fiscal year 2000 compared to $39.0 million in fiscal year 1999, an increase of $1.8 million or 4.7 percent. This increase includes $1.3 million related to the increase in the Australian dollar exchange rate. On a comparative restaurant basis in Australian dollars, Sizzler(R) restaurants open more than one year experienced a 1.4 percent increase in average sales per restaurant, a
1.5 percent decrease in the average number of customers per restaurant and a 2.9 percent increase in the average customer check total. There were 31 Company-operated Sizzler(R) restaurants as of both April 30, 2000 and 1999. International franchise revenues were $1.5 million in fiscal year 2000 compared to $1.2 million in fiscal year 1999, an increase of $0.3 million or 21.2 percent. The increase is due to the increase in the Australian dollar exchange rate and an increase in the number of franchise locations. As of April 30, 2000 there were 52 international franchised restaurants and 3 joint venture restaurants in 6 countries compared to 48 international franchise restaurants and 3 joint venture restaurants as of April 30, 1999. During fiscal year 2000, 4 franchised restaurants were opened in Thailand, 1 in Japan, and 1 in Indonesia. Three restaurants were closed, 1 in Indonesia and 2 in Japan.

Prime costs were $27.5 million in fiscal year 2000 compared to $26.3 million in fiscal year 1999. Prime costs, which include food, paper and labor, decreased to 67.3 percent of sales compared to 67.5 percent in the prior year. This decrease is due to a temporary reduction in management level staffing positions partially offset by higher commodity prices and upgraded menu offerings.

Other operating expenses amounted to $7.9 million compared to $6.5 million primarily due to higher rent expense associated with the sale and leaseback and to a gain recognized from the final accounting of a terminated contract in fiscal year 1999. The higher rent expense from the sale and leaseback is partially offset by lower depreciation and income tax expense.

Management continued its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods that have contributed to positive sales growth in the Company's domestic operations. Additionally, more emphasis was placed on providing customers with better service by increasing the number of restaurant personnel.

KFC(R) Operations
-----------------

Revenues from the Company's KFC(R) restaurants were $92.5 million in fiscal year 2000 compared to $84.3 million in fiscal year 1999, an increase of $8.2 million or 9.7 percent. This increase includes $2.9 million related to the increase in the Australian dollar exchange rate along with higher unit sales. During the fourth quarter of fiscal year 2000 the Australian dollar exchange rate fell. On a comparative restaurant basis in Australian dollars, KFC(R) restaurants open more than one year experienced a 5.0 percent increase in average sales per restaurant, a 1.2 percent increase in the average number of customers per restaurant and a 3.1 percent increase in the average customer check total. As of both April 30, 2000 and 1999 there were 101 KFC(R) restaurants.

Prime costs were $55.7 million in fiscal year 2000 compared to $50.7 million in fiscal year 1999. Prime costs, which include food, paper and labor, increased to 60.3 percent of sales compared to 60.2 percent in the prior year. This increase is due to higher hourly wages and benefits partially offset by lower commodity prices.

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

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working Capital
---------------

The Company's primary source of liquidity is cash flows from operations, which were $9.6 million in fiscal year 2001 compared to $19.0 million in fiscal year 2000. This decrease is primarily due to a decrease in operating profit. The current ratio was 1.2 at April 30, 2001 and 2.0 at April 30, 2000. At April 30, 2001, working capital was $4.2 million compared to $24.8 million at the end of the prior year. The decrease in the current ratio and working capital is primarily due to cash used to acquire and operate Pat & Oscar's(SM) and funds used in the remodel process.

Total Assets/Capital Expenditures
---------------------------------

Total assets increased $6.7 million or 5.8 percent in fiscal year 2001 due to the acquisition of Pat & Oscar's(SM) partially offset by a decrease in the Australian dollar exchange rate. Net property and equipment represented 49.0 percent of total assets at the end of fiscal year 2001 and 40.0 percent at the end of fiscal year 2000. This increase is due to the acquisition of Pat & Oscar's(SM) and the remodels of the domestic Sizzler restaurants.

Capital expenditures were $18.9 million in fiscal year 2001, which included Sizzler(R) new restaurant construction of $0.5 million, Sizzler(R) U.S. remodels of $11.8 million, new Pat & Oscar's(SM) restaurant construction of $2.7 million, and international expenditures of $3.9 million primarily associated with six new KFC(R) restaurants.

Debt
----

The Company's debt includes a credit facility with Westpac Banking Corporation in Australia ("Westpac"). The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate, plus a 2.25 percent margin. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. At the end of the fiscal year, the Company's unpaid principal balance on the Westpac facility was approximately $38.5 million Australian dollars, or $19.6 million which includes $8.0 million Australian dollars or $5.0 million of additional borrowings during fiscal year 2001.

In addition, on December 20, 2000 the Company entered into a $10.0 million, seven year term loan with Heller Financial Services that is amortized based on 15 years, with an interest rate of 9.65 percent. Under the terms of the agreement, the Company has borrowed $5.0 million to date and has the right to borrow the remaining balance under certain conditions, on or before November 15, 2001. A portion of the Company's real estate and personal property in the U.S are collateral for the loan. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type.

In connection with the acquisition of Pat & Oscar's(SM) the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. The loans carry variable interest rates that ranged from 7.5 percent to 10.0 percent during 2001. The unpaid principal and interest related to these notes was $2.2 million. There is also a $0.3 million, 9.0 percent term loan with Bank of America that matures in fiscal year 2007.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standard Boards ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company has early adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. The effect of the adoption of SFAS No. 142 is that the Company is no longer amortizing goodwill and will at least annually assess goodwill for impairment by applying a fair-value based test. The Company will adopt SFAS No. 141 beginning in the first quarter of fiscal 2003.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2002 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Forward-Looking Statements
--------------------------

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding: (1) the expected continuation of the Company's growth in revenues and earnings; (2) the anticipated completion of the remodeling of U.S. company-owned and franchised Sizzler(R) locations; (3) any expected decrease in currency exchange rates; (4) the Company's plans to open new KFC(R) units in fiscal year 2002; (5) the Company's plans for remodeling its Australian Sizzler(R) and KFC(R) restaurants; (6) the planned expansion of Sizzler(R) franchise locations in Asia in fiscal year 2002; (7) the Company's expectation that it will have adequate cash from operations to meet all debt service, capital expenditures and working capital requirements in fiscal year 2002; (8) the opening of new Pat & Oscar's(SM) locations during fiscal year 2002; (9) whether higher rent expense from the sale/leaseback will continue to be partially offset by a reduction in depreciation expense; and (10) the sufficiency of the supply of commodities and labor pool to carry on the Company's business.

Sizzler cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company's ability to continue achieving growth in revenues and earnings and overcome any significant impact from increased food, labor and utility costs in the U.S. and GST tax in Australia; (2) the Company's ability to complete the franchisee remodel program on schedule; (3) the possible negative impact of the fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (4) the Company's ability to open new Australian KFC(R) locations due to available sites and approvals from its franchisor; (5) the Company's ability to complete the remodeling of its existing Australian Sizzler(R) and KFC(R) locations; (6) the ability of the Company and its franchisees to meet all necessary conditions required to open additional Sizzler(R) franchise locations in the U.S. and in Asia; (7) the on-going success of the Company's operations to generate the necessary cash to invest in its U.S. and international businesses; (8) the Company's ability to generate sufficient cash to meet all debt service, working capital and capital expenditure requirements; (9) the ability of Pat & Oscar's(SM) to achieve the opening of the projected number of new restaurants in fiscal year 2002; (10) the Company's ability to reduce depreciation expense to offset its increased rent expense; and (11) that there will not be any shortages in critical supplies for the Company to continue its business operations; (12) when the Company can recover the sales and profits lost due to the E. coli incident; and (13) other risks as detailed from time to time in the Company's SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk
================================================================================

The Company is exposed to the following market risks: foreign currency rate risk, and commodity price risk.

Interest Rate Risk
------------------

The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance at April 30, 2001 of $19.6 million or $38.5 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's International Division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (7.7 percent at April 30, 2001), plus a margin of 2.25 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To limit the Company's exposure to interest rate increases, the Company entered into two interest rate cap contracts, which prevent the Company's interest rate from exceeding a weighted average of approximately 7.60 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. The interest rate caps in place cover approximately 35.4 percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest exposure to a fixed rate of a weighted average of approximately 7.60 percent. The interest rate swap contracts in place as of the end of the fiscal year covered approximately 35.4 percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has a revolving credit facility with variable interest as a result of the acquisition of Pat & Oscar's(SM). The interest rate ranged from
7.5 to 10.0 percent during 2001. The Company had a $2.2 million balance comprising of unpaid principal and interest. The risk involves changes in the interest rate.

The Company calculated that a hypothetical 10.0 percent change in the interest rates, as defined above, in the near-term would result approximately in a $0.1 million change in interest expense for the Company's variable rate debt noted above.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company's net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduced the Company's exposure by decreasing its net investment. As of April 30, 2001, the Company's net investment in its Australia subsidiaries was $9.7 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

The Company calculated that a hypothetical 10.0 percent change in the exchange rate in the near-term would result in approximately a $1.0 million change in the net investment in the Australia subsidiaries.

Commodity Price Risk
--------------------

The Company's commodity price risk is attributable to fluctuation in the price of selected food products (i.e. meat) used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase future contracts for trading purposes.

Item 8 - Financial Statements and Supplementary Data
================================================================================


             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        Page
                                                                                        ----
Selected Quarterly Financial Data (Unaudited)                                            F-2

Report of Independent Public Accountants                                                 F-3

Consolidated Financial Statements:

       Consolidated Balance Sheets as of April 30, 2001 and April 30, 2000               F-4

       Consolidated Statements of Operations and Comprehensive Income
       for the Years Ended April 30, 2001, 2000 and 1999                                 F-6

       Consolidated Statements of Stockholders' Investment for the
       Years Ended April 30, 2001, 2000 and 1999                                         F-7

       Consolidated Statements of Cash Flows for the Years Ended April 30,
         2001, 2000 and 1999                                                             F-8

       Notes to Consolidated Financial Statements                                        F-9

Schedule I - Condensed Financial Information of the Registrant:

       Balance Sheets as of April 30, 2001 and April 30, 2000                            F-27

       Statements of Operations for the Years Ended April 30, 2001,
       2000 and 1999                                                                     F-29

       Statements of Cash Flows for the Years Ended April 30, 2001,
       2000 and 1999                                                                     F-30

       Notes to Financial Statements                                                     F-31

Schedule II - Valuation and Qualifying Accounts                                          F-32

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters normally include twelve weeks of operations whereas the third fiscal quarter includes sixteen weeks of operations.

      --------------------------------------------------------------------------------------------------------
                                                                  First      Second      Third       Fourth
      Fiscal Year 2001                                           Quarter     Quarter    Quarter     Quarter

      --------------------------------------------------------------------------------------------------------
      Restaurants                                                $ 52,312   $ 52,454    $ 74,937    $ 56,962
      Franchise revenues                                            2,346      2,183       1,986       2,161
                                                                 --------   --------    --------    --------
      Revenues                                                     54,658     54,637      76,923      59,123

      Cost of sales                                                18,943     18,733      26,053      19,593
      Labor and related costs                                      14,234     15,029      21,692      16,152
      Other operating expenses                                     11,930     12,761      18,603      13,007
      General and administrative expenses                           4,312      4,917       7,754       5,310
                                                                 --------   --------    --------    --------
      Earnings before interest, taxes, depreciation and
      amortization and other income                                 5,239      3,197       2,821       5,061
      Depreciation and amortization                                 1,805      2,109       3,131       2,201
                                                                 --------    -------    --------    --------
      Earnings (loss) before interest, taxes, and other income      3,434      1,088        (310)      2,860
                                                                 ========    =======    ========    ========
      Net income (loss)                                          $  2,865   $    310    $ (1,376)   $    924
                                                                 ========   ========    ========    ========

      Basic and diluted earnings (loss) per share                $   0.10   $   0.01    $  (0.05)   $   0.03
      ========================================================================================================

      --------------------------------------------------------------------------------------------------------
                                                                  First      Second      Third       Fourth
      Fiscal Year 2000                                           Quarter     Quarter    Quarter     Quarter

      --------------------------------------------------------------------------------------------------------
      Restaurants                                                $ 54,841   $ 53,209    $ 69,828    $ 52,991
      Franchise revenues                                            2,164      2,054       2,077       2,330
                                                                 --------   --------    --------    --------
      Revenues                                                     57,005     55,263      71,905      55,321

      Cost of sales                                                20,207     19,503      25,666      19,223
      Labor and related costs                                      14,845     14,532      19,177      14,527
      Other operating expenses                                     11,551     11,721      15,574      12,001

      Sale - leaseback and restructuring charge                         -          -      12,087           -
      General and administrative expenses                           4,658      4,094       6,713       4,881
                                                                 --------   --------    --------    --------
      Earnings (loss) before interest, taxes, depreciation
      and amortization and other income                             5,744      5,413      (7,312)      4,689
      Depreciation and amortization                                 2,078      2,154       2,652       1,744
                                                                 --------   --------    --------    --------
      Earnings (loss) before interest, taxes, and other income      3,666      3,259      (9,964)      2,945
                                                                 ========   ========    ========    ========
      Net income (loss)                                          $  2,506   $  2,063    $ (4,851)   $  2,704
                                                                 ========   ========    ========    ========
      Basic and diluted earnings (loss) per share                $   0.09   $   0.07    $  (0.17)   $   0.09
      ========================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. (the "Company") (a Delaware corporation) and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sizzler International, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Los Angeles, California
June 14, 2001

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

As of April 30,                                                              2001               2000
-------------------------------------------------------------------   -----------------   -----------------
ASSETS
Current assets
 Cash and cash equivalents                                                    $ 9,997            $ 12,422
 Restricted cash                                                                7,852              26,367
 Receivables, net of reserves of $965
  in 2001 and $847 in 2000                                                      2,464               4,173
 Inventories                                                                    4,211               4,333
 Current deferred tax asset                                                     3,324               2,544
 Prepaid expenses and other current assets                                      2,554               1,132
-------------------------------------------------------------------   -----------------   -----------------
 Total current assets                                                          30,402              50,971
-------------------------------------------------------------------   -----------------   -----------------

Property and equipment, at cost
 Land                                                                           5,663               6,804
 Buildings and leasehold improvements                                          71,488              58,628
 Equipment                                                                     65,477              61,801
 Capital leases                                                                 2,616               2,616
 Construction in progress                                                       1,873               4,168
-------------------------------------------------------------------   -----------------   -----------------
                                                                              147,117             134,017
 Less - accumulated depreciation and amortization                             (87,106)            (87,701)
-------------------------------------------------------------------   -----------------   -----------------
 Total property and equipment, net                                             60,011              46,316
-------------------------------------------------------------------   -----------------   -----------------

Property held for sale, net                                                     3,996               8,931

Long-term notes receivable, net of reserves
 of $17 in 2001 and $73 in 2000                                                   994               1,224

Deferred income taxes                                                           2,425               3,405

Intangible assets, net of accumulated amortization
 of $1,536 in 2001 and $889 in 2000                                            21,176               1,876

Other assets, net of accumulated amortization
 and reserves of $16 in 2001 and $16 in 2000                                    3,558               3,157
-------------------------------------------------------------------   -----------------   -----------------
Total assets                                                                $ 122,562           $ 115,880
===================================================================   =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

As of April 30,                                                               2001              2000
--------------------------------------------------------------------  -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
 Current portion of long-term debt                                           $  5,597           $  5,206
 Accounts payable                                                               9,078              8,196
 Other current liabilities                                                      9,626             10,209
 Income taxes payable                                                           1,870              2,530
--------------------------------------------------------------------  -----------------  -----------------
 Total current liabilities                                                     26,171             26,141
--------------------------------------------------------------------  -----------------  -----------------

Long-term debt, net of current portion                                         24,085             21,198

Deferred gains and revenues                                                     8,307              8,269

Pension liability                                                               9,482              9,637

Stockholders' investment
 Preferred stock, authorized 1,000,000 shares,
  $5 par value; no shares issued and outstanding                                    -                  -
 Common stock, authorized 50,000,000 shares at $.01
  par value; issued and outstanding 27,744,799 shares in 2001
  and 28,067,539 shares in 2000                                                   291                288
 Additional paid-in capital                                                   279,846            278,408
 Accumulated deficit                                                         (217,046)          (219,769)
 Treasury stock, 1,363,800 shares at cost at April 30, 2001
  and 706,700 shares at April 30, 2000                                         (3,189)            (1,948)
 Accumulated other comprehensive income                                        (5,385)            (6,344)
--------------------------------------------------------------------  -----------------  -----------------
 Total stockholders' investment                                                54,517             50,635
--------------------------------------------------------------------  -----------------  -----------------
Total liabilities and stockholders' investment                               $122,562           $115,880
====================================================================  =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except per share data)

 For the Years Ended April 30,                                          2001            2000            1999
 ----------------------------------------------------------- ---------------- --------------- ---------------
 Revenues
   Restaurant sales                                                $ 236,665        $ 230,869       $ 218,561
   Franchise revenues                                                  8,676            8,625           7,765
 ----------------------------------------------------------- ---------------- ---------------- ---------------
   Total revenues                                                    245,341          239,494         226,326
 ----------------------------------------------------------- ---------------- ---------------- ---------------
 Costs and Expenses
   Cost of sales                                                      83,322           84,599          80,695
   Labor and related costs                                            67,107           63,081          59,179
   Other operating expenses (asset write downs of $453                56,301           50,847          47,889
         for 2001, $800 for 2000 and $609 for 1999),
   Depreciation and amortization                                       9,246            8,628           9,927
   Loss on sale and leaseback and restructuring charges                    -           12,087               -
   General and administrative expenses                                22,293           20,346          16,874
 ----------------------------------------------------------- ---------------- ---------------- ---------------
   Total operating costs and expenses                                238,269          239,588         214,564
 ----------------------------------------------------------- ---------------- ---------------- ---------------
   Interest expense                                                    3,844            3,631           3,284
   Investment income, net                                             (1,560)          (1,423)           (724)
   Other income                                                         (347)          (1,411)              -
 ----------------------------------------------------------- ---------------- ---------------- ---------------
   Total costs and expenses                                          240,206          240,385         217,124
 ----------------------------------------------------------- ---------------- ---------------- ---------------
 Income (loss) before income taxes                                     5,135             (891)          9,202
 Provision (benefit) for income taxes                                  2,412           (3,313)          1,810
 ----------------------------------------------------------- ---------------- ---------------- ---------------
 Net income                                                         $  2,723         $  2,422        $  7,392
 =========================================================== ================ ================ ===============
 Basic and diluted earnings per share                               $   0.10         $   0.08        $   0.26
 =========================================================== ================ ================ ===============
 Weighted average common shares outstanding:
   Basic                                                              27,777           28,559          28,815
   Diluted                                                            27,954           28,877          28,878
 =========================================================== ================ ================ ===============
 Comprehensive Income:
   Net Income                                                       $  2,723         $  2,422        $  7,392
   Foreign currency translation adjustments (no tax effect)              959           (2,625)            579
 ----------------------------------------------------------- ---------------- ---------------- ---------------
 Total comprehensive income (loss)                                  $  3,682        $    (203)       $  7,971
 =========================================================== ================ ================ ===============

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Investment
(In thousands, except share data)

                                                                                                           Accumu-
                                                                                                         lated Other
                                         Common                  Additional       Accumu-                  Compre-         Total
                                         Shares       Common       Paid-In         lated      Treasury     hensive     Stockholders'
                                       Outstanding     Stock       Capital        Deficit      Stock       Income       Investment
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1998                 28,840,908       $288       $277,353     $(229,583)    $    -     $  (4,298)    $ 43,760
 Restricted stock repurchased                (37,080)                     (103)                                               (103)
 Restricted stock canceled                    (6,000)                                                                            -
 Net income                                                                            7,392                                 7,392
 Amortization of restricted stock                                        1,115                                               1,115
 Foreign currency translation
 adjustment                                                                                                       579          579
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1999                 28,797,828        288        278,365      (222,191)         -        (3,719)      52,743
 Treasury stock purchased                   (706,700)                                            (1,948)                    (1,948)
 Restricted stock repurchased                (24,422)                      (50)                                                (50)
 Stock options exercised                         833                         2                                                   2
 Net income                                                                            2,422                                 2,422
 Stock option compensation                                                  91                                                  91
 Foreign currency translation
 adjustment                                                                                                    (2,625)      (2,625)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2000                 28,067,539        288        278,408      (219,769)    (1,948)       (6,344)      50,635
 Treasury stock purchased                   (657,100)                                            (1,241)                    (1,241)
 Restricted stock                            332,013          3            352                                                 355
 Stock warrants                                                          1,020                                               1,020
 Stock options exercised                      10,000                         5                                                   5
 Other                                        (7,653)                                                                            -
 Net income                                                                            2,723                                 2,723
 Stock option compensation                                                  61                                                  61
 Foreign currency translation
 adjustment                                                                                                       959          959
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2001                 27,744,799      $ 291       $279,846    $ (217,046)   $(3,189)    $  (5,385)    $ 54,517
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

For the Years Ended April 30,                                         2001             2000              1999
---------------------------------------------------------------- ---------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  2,723         $  2,422          $  7,392
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           9,246            8,628             9,927
   Deferred income tax provision (benefit)                                    46           (6,294)            3,377
   Provision for bad debts                                                    62             (137)              446
   Sale - leaseback and restructuring charge                                   -           12,087                 -
   Net gain on sale of assets                                               (347)               -                 -
   Asset write down                                                          453              800               609
   Other                                                                    (108)             508               385
Changes in operating assets and liabilities:
   Receivables                                                               262             (410)           (1,394)
   Inventories                                                               (16)            (304)              (13)
   Prepaid expenses and other current assets                              (1,030)           3,285            (5,410)
   Accounts payable                                                         (558)             785               139
   Accrued liabilities                                                      (775)          (2,705)            3,415
   Income taxes payable                                                     (371)           1,149            (1,703)
Changes due to reorganization activities:
  Payments of reorganization costs                                             -             (779)           (2,016)
---------------------------------------------------------------- ---------------- ---------------- -----------------
Net cash provided by operating activities                                  9,587           19,035            15,154
---------------------------------------------------------------- ---------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                   (19,376)         (10,983)           (7,684)
   Acquisition of Pat & Oscar's, net of cash acquired                    (16,481)               -                 -
   Proceeds from sale of assets                                            6,487           26,781             1,754
   Other assets                                                                8             (856)           (1,137)
---------------------------------------------------------------- ---------------- ---------------- -----------------
Net cash provided by (used in) investing activities                      (29,362)          14,942            (7,067)
---------------------------------------------------------------- ---------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                                                    9,395                -                 -
   Reduction of long-term debt                                            (8,491)          (2,922)           (8,580)
   Payment of allowed claims pursuant to
     the reorganization plan                                                   -           (4,047)           (6,000)
   Repurchase of common stock                                             (1,241)          (1,948)                -
   Sale of restricted shares                                                 355                -                 -
   Other, net                                                              1,597              730              (103)
---------------------------------------------------------------- ---------------- ---------------- -----------------
   Net cash provided by (used in) financing activities                     1,615           (8,187)          (14,683)
---------------------------------------------------------------- ---------------- ---------------- -----------------
   Effect of exchange rate changes on cash, cash
   equivalents and restricted cash                                        (2,780)          (1,692)              120
---------------------------------------------------------------- ---------------- ---------------- -----------------
   Net increase (decrease) in cash and cash equivalents                  (20,940)          24,098            (6,476)
---------------------------------------------------------------- ---------------- ---------------- -----------------
   Cash and cash equivalents and restricted cash
   at beginning of year                                                   38,789           14,691            21,167
---------------------------------------------------------------- ---------------- ---------------- -----------------
   Cash and cash equivalents and restricted cash                        $ 17,849         $ 38,789          $ 14,691
   at end of year
Supplemental Cash Flow Disclosures
   Cash paid during the year for:
   Interest                                                             $  3,684         $  3,635          $  3,290
   Income taxes                                                         $  2,760         $  1,720          $     72

The accompanying notes are an integral part of these consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Line of Business: Sizzler International, Inc. and subsidiaries ("Sizzler" or the "Company") is principally engaged in the operation, development and franchising of the Sizzler(R) family steak house concept, the development and operation of the Pat & Oscar's(SM) concept, and the operation of Kentucky Fried Chicken ("KFC(R)") franchises in Australia.

As discussed in Note 2 - Bankruptcy Reorganization, the Company operated as a debtor-in-possession under the provisions of Chapter 11 of the federal bankruptcy laws from June 2, 1996 to September 23, 1997, when the reorganization plans became effective.

Principles of Consolidation: The consolidated financial statements include the accounts of Sizzler International, Inc. and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassification: Certain financial statements, notes and supplementary data for the prior years have been reclassified to conform to the 2001 presentation.

Accounting Period: The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal year 2001, 2000 and 1999 were fifty-two week years ending on April 29, 2001, April 30, 2000, and May 2, 1999, respectively. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

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

Franchise Operations: The Company recognizes initial franchise fees as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees, which include assistance with planning and construction of the restaurant and initial management training. Royalties that are based upon a percentage of sales are recognized as income when earned. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by the Company. Royalty revenues, franchise fees and rent payments from franchisees are included in "Franchise Revenues" in the Consolidated Statements of Operations and Comprehensive Income.

Marketing Costs: Marketing costs are reported in Other Operating Expenses and include costs of advertising, marketing and promotional programs. Revenues are reported net of promotional discounts.

Stock-Based Compensation: In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company uses the intrinsic value-based method of measuring stock-based compensation cost. This method measures compensation cost as the excess, if any, of the quoted market price of the Company's capital stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

Earnings per Share: Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effects of options and warrants using the treasury stock method.

Cash and Cash Equivalents: At April 30, 2001 and 2000 cash and cash equivalents consists of cash and short-term investments, carried at cost, with an original maturity of less than ninety days.

Fair Value of Financial Instruments: Carrying amounts of certain of the Company's financial instruments, including cash and equivalents, accrued liabilities, approximates fair value because of their short maturities.

Restricted Cash: The Company maintains certain cash account balances that are restricted. The restrictions are primarily the result of covenants placed upon the credit facility with Westpac Banking Corporation until certain debt repayments are made. In addition to the restricted cash balances in connection with the credit facility with Westpac Banking Corporation, the Company has restricted cash balances in the amount of $1.9 million and $1.2 million as of April 30, 2001 and 2000 respectively, which are restricted for use in paying employee benefits.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market, and primarily consist of food products and restaurant supplies.

Property and Equipment: Property and equipment are stated at cost, which includes interest capitalized during construction and costs relating to the selection of sites for new restaurant locations, except for assets that have been impaired, for which the carrying amount is reduced to the estimated fair value.

Maintenance and repairs are charged to expense as incurred. Replacements and betterments that extend the life on an asset are capitalized. The cost and accumulated depreciation applicable to assets sold or retired are removed from the related accounts and the gain or loss on disposition is recognized in other income or loss.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting projected future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary from such estimates.

Depreciation and Amortization: Depreciation and amortization are calculated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 10 to 30 years for buildings and 2 to 8 years for equipment. Leasehold improvements are amortized primarily over the remaining lives of the leases, generally 15 to 20 years.

Intangible Assets: Intangible assets are amortized on a straight-line basis over appropriate periods ranging from 12 to 22 years. The Company continually evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future expected operating results. The methodology used to assess the recoverability of intangible and other long-lived assets is to determine their expected net realizable value based upon the historical trend and expected future operating cash flows.

Cash Surrender Value: The Company has several life insurance policies covering certain employees with an aggregate cash surrender value of $24.5 million. The Company has borrowings against the cash surrender value totaling $24.4 million as of April 30, 2001. The net amount is recorded in other assets of the consolidated balance sheets.

Other Current Liabilities: Other current liabilities include amounts accrued primarily for compensation and benefits, insurance, advertising, legal fees, rent and taxes and other incidental expenses.

Translation of Foreign Currencies: The consolidated financial statements of the Company's foreign operations are translated in accordance with the SFAS No. 52 "Foreign Currency Translation." As a result, translation adjustments are included in stockholders' investment as the primary component of accumulated other comprehensive income. Transaction gains and losses are included in income. The functional currency used in the Company's foreign operations is primarily the Australian dollar.

Income Taxes: Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of enactment.

The Company reviews its deferred tax assets on an annual basis to determine the realizability of the deferred tax assets based on the weight of available information. If realization of the deferred asset is not determined to be more likely than not a valuation allowance is recorded.

New Accounting Standards: In June 2001, the Financial Accounting Standard Boards ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company has early adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. The effect of the adoption of SFAS No. 142 is that the Company is no longer amortizing goodwill and will at least annually assess goodwill for impairment by applying a fair-value based test. The Company will adopt SFAS No. 141 beginning in the first quarter of fiscal 2003.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2002 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

On June 2, 1997, the Bankruptcy Court entered an order confirming the Chapter 11 plans of reorganization of the Company, SRI and CPI. The plans of reorganization for Tenly and BRSH were confirmed on February 24, 1997. On September 23, 1997, the reorganization plans became effective and the Company and its subsidiaries emerged from bankruptcy.

The Company's plan of reorganization provided for full payment of allowed creditor claims, including interest, from the Company's international operations. In September 1997, the Company obtained financing sufficient to pay its allowed creditor claims from Westpac Banking Corporation. SRI's plan provided for full payment of allowed unsecured creditors' claims through the formation of a creditor trust. Installment payments to the trust were evidenced by a four-year note with interest at the floating annual rate of prime plus one percent through the first year, prime plus two percent for the next two years, and prime plus three percent for the fourth year. SRI collateralized the note with a pledge of the stock of its subsidiaries and with substantially all of the domestic division's operating assets. All unsecured claims, except for four claims totaling approximately $879,000, have been paid in full, and a trust established for the benefit of creditors maintains sufficient cash to pay these remaining 4 claims. Accordingly, on July 11, 2000 the Bankruptcy Court entered an order directing the creditor trust to release the liens on the stock of the Company's U.S. subsidiaries and their operating assets.

Note 3 - E. coli Incident
-------------------------

In July 2000, the Company was informed of an incident of E. coli (food contamination) at two of its franchised Sizzler(R) restaurants in Milwaukee, Wisconsin. The Company worked closely with Milwaukee health officials in the investigation of the origin and cause of the E. coli incident. It has been determined that the E. coli bacteria originated in meat supplied by Excel Corporation, one of the Company's suppliers. The two Milwaukee, Wisconsin Sizzler(R) restaurants closed shortly after the incident and will not reopen.

Several years ago, the Company adopted a very stringent set of procedures to protect and assure the quality of the food served to guests. In light of the recent incident, the Company completed the re-certification and retraining of personnel at both Company and franchise locations to ensure strict compliance with safety procedures.

To date, there have been thirteen lawsuits filed (See Item 3: Legal Proceedings), nine of which name one or more subsidiaries of the Company as a defendant.

Both the Company and its franchisees have insurance policies to cover this type of event. At this time, the Company believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. The franchisee involved in the E. coli incident has ceased operations. At present, the Company is unable to determine if there will be a more material or prolonged impact on its financial position or results of operations as a result of the incident.

Expenses incurred to date that are related to investigating and minimizing the impact of the E. coli incident are reflected in the Company's Statement of Operations. The Company filed a preliminary insurance claim with its carrier during fiscal year 2001 and is evaluating its alternatives related to this claim.

Note 4 - Income Taxes
---------------------

The Company files a consolidated United States income tax return, which includes all domestic subsidiaries in which it owns 80 percent or more of the voting stock and 80 percent or more of the value of the outstanding stock. Foreign withholding taxes have not been provided on the unremitted earnings totaling $6.7 million of the Company's foreign operations at April 30, 2001. It is the Company's intention to reinvest such earnings in its foreign operations. The Company files a separate return in Australia including the results of its Australian entities.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

                                               For the years ended April 30,
                                               -----------------------------
                                                 2001        2000       1999
                                                 ----        ----       ----
       Current
          Federal                             $     -      $   236     $    -
          State                                     -           88          -
          Foreign                               2,202        3,623      1,435
                                              -------      -------     ------
                                                2,202        3,947      1,435
                                              -------      -------     ------
       Deferred
          Federal                               1,318         (255)         -
          State                                   330          (95)         -
          Foreign                                 200         (745)       375
                                              -------      -------     ------
                                                1,848       (1,095)       375
                                              -------      -------     ------
       Change in valuation allowance           (1,638)      (6,165)         -
                                              -------      -------     ------
       Provision (benefit) for income taxes   $ 2,412      $(3,313)    $1,810
                                              =======      =======     ======


A reconciliation of the statutory United States Federal income tax rate to the Company's consolidated effective income tax rate follows:

                                                  For the years ended April 30,
                                                  ----------------------------
                                                  2001        2000       1999
                                                  ----        ----       ----
       Federal statutory tax rate                35.0%       (35.0)%     35.0%
       State and local income taxes, net of
          federal benefit                         5.7         (5.8)       6.1
       Australian taxes, net of federal
          benefit                                30.8        205.0       12.8
       Permanent differences                      7.3         37.9        4.0
       Change in valuation allowance            (31.9)      (691.9)     (38.2)
       Change in effective tax rate                 -        118.0          -
                                                -----       ------      -----
          Effective tax rate                     46.9%      (371.8)%     19.7%
                                                =====       ======      =====

U.S. Pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

                                        For the years ended April 30,
                                        -----------------------------
                                     2001            2000             1999
                                     ----            ----             ----

           Domestic             $   1,582         $  (405)        $  3,741
           Foreign                  3,553            (486)           5,461
                                ---------         -------         --------
                                $   5,135         $  (891)        $  9,202
                                =========         =======         ========

The tax effects of temporary differences and carryforwards that give rise to significant amounts of deferred tax assets and deferred liabilities are as follows (in thousands):


                                                      As of April 30,
                                                      ---------------
                                                      2001          2000
                                                 -------------------------
          Current tax assets:
             Operating reserves and accruals       $  2,930       $  2,129
             Creditor trust liability                   394            415
                                                 ----------       --------
             Gross current tax assets                 3,324          2,544
                                                 ----------       --------
             Current tax assets                    $  3,324       $  2,544
                                                 ==========       ========

          Non-current tax assets:
             Other                                 $ (3,237)      $ (2,600)
             Property and equipment                   1,866          2,294
             Other credits                            4,967          4,925
             Australia, net                           1,030          1,230
             Deferred gain                            1,184          3,090

             Foreign tax credits                     10,920         10,920
             Net operating loss                      45,729         45,218
                                                 ----------       --------
             Gross deferred income taxes             62,459         65,077
             Valuation allowance                    (60,034)       (61,672)
                                                 ----------       --------
             Non-current tax assets                $  2,425       $  3,405
                                                 ==========       ========

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

The following is a summary of the net operating loss carry-forward and the credit carry-forward (in thousands) and related expiration dates at April 30, 2001.

                                                     Gross
                                                     Amount         Expiration
                                                     ------         ----------
       Federal net operating loss                  $ 125,587       2012 - 2020
       California net operating loss               $  20,066       2002 - 2005
       Foreign tax credit                          $  10,920       2001 - 2003
       Minimum tax credit                          $   2,127        Indefinite
       General business credit                     $   2,840       2005 - 2010

Note 5 - Leases
------------------------------------------------------------------------------

The Company is a party to a number of noncancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2017. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment including certain properties, which are leased to franchisees, which are not significant in amount.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all noncancelable leases included in other liabilities (in thousands). Future minimum lease payments include amounts resulting from sale and leaseback transactions that occurred during fiscal year 2000.

                                                                            Commitments               Sublease
                                                                            -----------               --------
                                                                      Capital       Operating          Rental
 Years ended April 30,                                                 Leases         Leases           Income
 ---------------------                                                 ------         ------           ------
 2002                                                                  $  44       $ 14,500           $  941
 2003                                                                     50         13,523              730
 2004                                                                     56         12,672              707
 2005                                                                     63         11,334              584
 2006                                                                     71          9,272              494
 Thereafter                                                              212         28,380              437
                                                                   ---------       --------           ------
 Total minimum lease
   commitments/receivables                                               496       $ 89,681           $3,893
                                                                   =========       ========           ======

 Less amount representing interest                                      (257)
                                                                   ---------
 Present value of minimum lease payments                                 239
 Less current portion of capital lease obligations                       (44)
                                                                   ---------
 Long-term capital lease obligations                                   $ 195
                                                                   =========

Rent expense consists of (in thousands):

                                              Years ended April 30,
                                              ----------------------
                                       2001            2000            1999
                                       ----            ----            ----
        Minimum rentals             $ 13,120        $ 11,249         $ 8,564
        Contingent rentals               559             547             475
        Less sublease rentals           (905)         (1,053)         (1,018)
                                   ------------------------------------------
        Net rent expense            $ 12,774        $ 10,743         $ 8,021
                                   ==========================================

Note 6 - Debt
--------------------------------------------------------------------------------

A summary of debt outstanding as of April 30, 2001 and 2000 is as follows (in thousands):

                                                                          2001            2000
                                                                       -------------------------
Non-collateralized borrowings, at variable interest rates,
   due through 2012                                                      $1,831          $1,874
Collateralized borrowings, at variable interest rates,
   due through 2004                                                       2,196               -
Heller collateralized borrowings, with an interest rates of 9.65%
   due through 2008                                                       5,000               -
Mortgage notes payable, with an interest rate of 10.0%
   collateralized by land and building with an original
   cost of approximately $600 due through 2039                              562             563
Westpac note, with a variable interest rate, due
   through 2003                                                          19,597          23,356
Capital lease obligations                                                   496             611
                                                                     ---------------------------
                                                                         29,682          26,404
Less - current portion                                                   (5,597)         (5,206)
                                                                     ---------------------------
                 Long-term debt                                         $24,085         $21,198
                                                                     ===========================

Payments of $5.6 million on long-term debt, including capital lease obligations is due in fiscal year 2002, $5.5 million in 2003, $12.6 million in 2004, $0.5 million in 2005, $0.4 million in 2006 and $5.1 million thereafter.

In August 2000, the Company completed the refinancing of its existing credit facility with Westpac Banking Corporation. In connection with the refinancing, the Company increased its existing Westpac credit facility by $8.0 million Australian dollars to $46.0 million Australian dollars. The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian interbank borrowing rate, plus a 2.25 percent margin. The Westpac loan is subject to a number of financial covenants and other restrictions. The Company is in compliance with all covenants and restrictions. As of April 30, 2001, the Company's unpaid principal balance on the Westpac facility was approximately $38.5 million Australian dollars or US $19.6 million.

On December 20, 2000 the Company entered into a $10.0 million, seven year term loan with Heller Financial Services that is amortized based on 15 years, with an interest rate of 9.65 percent. Under the terms of the agreement, the Company has borrowed $5.0 million to date and has the right to borrow the remaining balance under certain conditions, on or before November 15, 2001. Portions of the Company's real estate and personal property in the U.S. are pledged as collateral for the loan. As of April 30, 2001, the Company's unpaid principal balance on the Heller facility was approximately $5.0 million.

Note 7 - Employee Benefit Plans
--------------------------------------------------------------------------------

The Company maintains a supplemental executive retirement plan that covers 10 former employees and 1 active employee. The Company discontinued adding new participants to the plan in fiscal 1992. The components of net cost of the pension plan for the years ended April 30, 2001, 2000, and 1999 determined under APB Opinion No. 12 as amended by SFAS No. 106 "Employer's Accounting for Post Retirement Benefits Other than Pensions" are as follows:

                                                   Fiscal Year Ended
                                          ---------------------------------
                                           April 30,   April 30,  April 30,
                                              2001       2000       1999
                                          ----------   ---------  ---------
      (in thousands)
      Pension Plan:
      Service cost                            $   13    $    5     $    51
      Interest cost                              916       885         962
      Expected return on plan assets               -         -           -
      Amortization of prior service cost           -         -           -
      Recognized net actuarial loss                -        86          81
                                              ------    ------     -------
      Net periodic benefit cost               $  929    $  976     $ 1,094
                                              ======    ======     =======

The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheets for the plan:

                                                       Fiscal Year Ended
                                                     ---------------------
                                                     April 30,   April 30,
                                                       2001        2000
                                                     ---------   ---------
     (in thousands)
     Change in Benefit Obligation
     Benefit obligation at beginning of year         $ 9,637      $ 9,938
     Service cost                                         13            5
     Interest cost                                       916          885
     Actuarial gain (loss)                                98           (9)
     Benefits paid                                    (1,182)      (1,182)
                                                     -------      -------
     Benefit obligation at end of year               $ 9,482      $ 9,637
                                                     =======      =======
     Change in Plan Assets
     Fair value of plan assets at beginning of year        -            -
     Actual return on plan assets                          -            -
     Employer contributions                                -            -
     Benefits paid                                         -            -
                                                     -------      -------
     Net periodic benefit cost                       $     -      $     -
                                                     =======      =======
     Reconciliation of Funded Status
     Funded Status                                         -            -
     Unrecognized actuarial (gain)/loss                    -            -
     Unrecognized transition amount                        -            -
     Unrecognized prior service cost                       -            -
                                                     -------      -------
     Net amount recognized                           $     -      $     -
                                                     =======      =======

                                                        Fiscal Year Ended
                                                   ----------------------------
                                                   April 30,          April 30,
                                                     2001               2000
                                                   ---------          ---------
     Balance Sheets Consist of:
     Accrued benefit liability                     $  9,482         $  9,637
     Accumulated other comprehensive income               -                -
                                                   --------         --------
     Net amount recognized                         $  9,482         $  9,637
                                                   ========         ========

Significant assumptions used in determining the net cost and funded status information for all the periods shown above are as follows:

                                            2001    2000     1999
                                            ----    ----     ----
             Discount rate                  9.5%    9.5%     9.5%
             Rates of salary progression    5.0%    5.0%     5.0%

In addition, the Company has a contributory employee profit sharing, savings and retirement plan whereby eligible employees can elect to contribute from 1 percent to 15 percent of their salary to the plan. Under the plan the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were, approximately, $50,000, $130,000 and $78,000 for the years ended April 30, 2001, 2000 and 1999, respectively.


Note 8 - Commitments and Contingencies
--------------------------------------------------------------------------------

The Company is in various stages of completing certain capital projects, none of which is material.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company's consolidated financial position, results of operations or its cash flows.

Two subsidiaries of the Company are named defendants in nine of thirteen lawsuits arising out of the E. coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The Company's meat supplier, Excel Corporation and the Company's franchisee, E&B Management Company and its principals are named defendants in some or all of the cases. The plaintiffs seek monetary damages in amounts to be determined for sickness or injuries arising out of the consumption of food allegedly contaminated with E. coli.

As of the date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse financial impact on either the Company's consolidated financial position, results of operations or cash flows.


Note 9 - Stock Repurchase
--------------------------------------------------------------------------------

On May 10, 2001, the Board of Directors authorized a plan to repurchase up to an additional 500,000 shares of Sizzler common stock. During fiscal year 2001, the Company repurchased 657,100 shares for a total of $1.2 million.

Note 10 - Stock Options and Restricted Stock and Shareholder Rights Plan
--------------------------------------------------------------------------------

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. The maximum number of shares that may be issued under these plans is 2,800,000 and 400,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation." As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements of the standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

                                                For the year ended April 30,
                                                ----------------------------
                                                    2001       2000     1999
                                                    ----       ----     ----
               Expected Life (years)                   5          5        5
               Volatility (percent)                   64         64       61
               Risk-free Interest Rate (percent)    6.16       5.55     5.30
               Dividend Yield (percent)                0          0        0

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts.

                                                    For the year ended April 30,
                                                    ----------------------------
                                                            2001    2000    1999
                                                            ----    ----    ----
  Net Income:                            As Reported      $2,723  $2,422  $7,392
                                         Pro Forma        $1,767  $1,382  $6,501
  Basic and Diluted Earnings Per Share:  As Reported      $ 0.10  $ 0.08  $ 0.26
                                         Pro Forma        $ 0.06  $ 0.05  $ 0.23

Stock Options:
--------------

The outstanding options become exercisable in varying amounts through 2011. A summary of stock option transactions follow:

                                                            For The Years Ended April 30
                                 ---------------------------------------------------------------------------------------------
                                         2001                             2000                                1999
                                 ------------------------         ------------------------         ---------------------------
                                               Average                         Average                             Average
                                 Options    Exercise Price        Options    Exercise Price         Options      Exercise Price
                                 -------    --------------        -------    --------------         -------      --------------
Options outstanding
  beginning of the year          2,426,944         $  2.35        2,331,154         $  2.43           229,523           $  3.92
Options granted                    544,032            1.98          284,240            2.33         2,182,752              2.31
Options exercised                  (10,000)           0.46             (833)           2.69                 -                 -
Options canceled                  (469,581)           2.72         (187,617)           3.39           (81,121)             3.27
                                 ---------                        ---------                         ---------           -------
Options outstanding
end of year                      2,491,395         $  2.20        2,426,944         $  2.35         2,331,154           $  2.43
                                 =========         =======        =========         =======         =========           =======
Options exercisable at
end of year                      1,126,880         $  2.22          648,889         $  2.24           217,381           $  2.89
                                 =========         =======        =========         =======         =========           =======
Weighted average fair
  value of options granted
  during the year.                                 $  1.98                          $  1.50                             $  1.35
                                                   =======                          =======                             =======

The following table summarizes information about stock options outstanding at April 30, 2001.

                                                Weighted Average
                 Exercise          Number         Remaining         Number
                  Prices         Outstanding    Contractual Life   Exercisable
                  ------         -----------    ----------------   -----------

              $0.00 - $ 1.25        241,216         7.6 years           158,284
              $1.26 - $ 2.50      1,333,748         7.9 years           556,415
              $2.51 - $ 5.00        893,500         6.6 years           389,250
              $5.01 - $ 7.50         20,831         3.5 years            20,831
              $7.51 - $12.50          2,100         1.6 years             2,100
                                  ---------                           ---------
                                  2,491,395                           1,126,880
                                  =========                           =========

Restricted Stock Plan:
----------------------

Stock issued under the Company's stock incentive plan is delivered subject to various conditions relating to Company performance. There was no compensation expense related to these shares in fiscal year 2001 or 2000, and approximately $1.1 million in 1999. A summary of restricted stock transactions follows:

                                                For the years ended April 30,
                                               -------------------------------

  Shares Outstanding                             2001       2000        1999
  ------------------                             ----       ----        ----

  Shares restricted at beginning of the year     8,000     286,162     526,336
  Shares granted                               332,013           -           -
  Shares released                               (8,000)   (278,162)   (234,174)
  Shares canceled                                    -           -      (6,000)
                                               -------     -------     -------
  Shares restricted at end of the year         332,013       8,000     286,162
                                               =======     =======     =======

See Note 15 - Australia Management Transaction for further discussion regarding the restricted stock sale in fiscal year 2001.

Shareholder Rights Plan
-----------------------

The rights plan provides one preferred share purchase right for each share of common stock distributed to shareholders of record at the close of business on January 22, 2001. The rights plan is intended to give the Board of Directors and management sufficient time to evaluate and respond to any transaction or proposed change in control. The plan is intended to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The threshold for triggering the plan is any party acquiring 14 percent of the outstanding stock of the company. The exercise price is $10 per share and the rights expire in January of 2006.


Note 11- Information by Industry Segment and Geographic Area
--------------------------------------------------------------------------------

Substantially all of the Company's revenue result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company's reportable segments are based on geographic area and product type. Sizzler Domestic consists of all USA and Latin America Sizzler(R) restaurant and franchise operations. Sizzler International consists of all other Sizzler(R) restaurant and franchise operations. KFC(R) consists of KFC(R) franchise restaurants in Australia. Pat & Oscar's(SM) consists of operations of the Pat & Oscar's(SM) restaurant and related catering functions. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

Earnings before interest and taxes include segment-operating results before investment income, interest expense, income taxes, sale - leaseback and restructuring charge, and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable, deferred taxes, and various other assets.

                                                      For the years ended April 30,
                                                      ----------------------------
                                                       2001       2000       1999
                                                       ----       ----       ----
   Revenues (in thousands):
   ------------------------
   Sizzler(R)- Domestic                              $104,732   $104,720   $101,872
   Sizzler(R)-  International                          36,073     42,255     40,176
   KFC(R)                                              83,766     92,519     84,278
   Pat & Oscar's(SM)                                   20,770          -          -
   Corporate and other                                      -          -          -
                                                     --------   --------   --------
   Total                                             $245,341   $239,494   $226,326
                                                     --------   --------   --------
   Depreciation and Amortization (in thousands):
   ---------------------------------------------
   Sizzler(R)- Domestic                              $  4,506   $  3,369   $  3,484
   Sizzler(R)-  International                             823      1,877      2,565
   KFC(R)                                               1,551      3,052      3,575
   Pat & Oscar's(SM)                                    1,087          -          -
   Corporate and other                                  1,279        330        303
                                                     --------   --------   --------
   Total                                             $  9,246   $  8,628   $  9,927
                                                     --------   --------   --------

                                                 2001         2000        1999
                                                 ----         ----        ----
Earnings Before Interest, Taxes and
-----------------------------------
Sale - Leaseback and Restructuring Charge
-----------------------------------------
(in thousands):
---------------
Sizzler(R)- Domestic                            $ 7,332    $  9,958    $  8,175
Sizzler(R)-  International                          596       2,375       2,161
KFC(R)                                            6,095       9,312       7,679
Pat & Oscar's(SM)                                (1,783)          -           -
Corporate and other                              (4,821)     (8,241)     (6,253)
                                                -------    --------    --------
Total Company                                     7,419      13,404      11,762

Reconciliation to Pre-tax Income:
Interest expense                                 (3,844)     (3,631)     (3,284)
Investment income, net                            1,560       1,423         724
Sale - leaseback and restructuring charge             -     (12,087)          -
                                                -------    --------    --------
Income (loss) before income taxes               $ 5,135    $   (891)   $  9,202
                                                =======    ========    ========

                                                For the years ended April 30,
                                                -----------------------------
                                              2001           2000         1999
                                              ----           ----         ----
    Capital Expenditures (in thousands):
    ------------------------------------
    Sizzler(R)- Domestic                    $  12,293       $   7,471  $   4,501
    Sizzler(R)-  International                    717           1,163        619
    KFC(R)                                      3,020           1,729      2,453
    Pat & Oscar's(SM)                           2,726               -          -
    Corporate and other                            94             620        111
                                            ---------       ---------  ---------
    Total                                   $  18,850       $  10,983  $   7,684
                                            ---------       ---------  ---------

                                                     As of April 30,
                                                     ---------------
                                              2001           2000         1999
                                              ----           ----         ----
    Identifiable Assets (in thousands):
    -----------------------------------
    Sizzler(R)- Domestic                    $  50,153       $ 37,332   $  38,713
    Sizzler(R)-  International                  6,859          8,546       8,127
    KFC(R)                                      7,583          7,596       9,104
    Pat & Oscar's(SM)                          28,307              -           -
    Corporate and other                        29,660         62,406      58,747
                                           ----------      ---------   ---------
    Total                                   $ 122,562       $115,880   $ 114,691
                                           ----------      ---------   ---------

Note 12 - Earnings Per Share
--------------------------------------------------------------------------------

Earnings per share (EPS) has been calculated as follows:

                                                 For the years ended April 30,
                                                 -----------------------------
(In thousands, except EPS)                        2001        2000       1999
                                                  ----        ----       ----
Numerator for both basic and diluted
   EPS - Net income                              $ 2,723     $ 2,422     $ 7,392
                                                 =======     =======     =======
 Denominator for basic EPS - weighted average
  shares of common stock outstanding              27,777      28,559      28,815
 Effect of dilutive stock options                    177         318          63
                                                 -------     -------     -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding             27,954      28,877      28,878
                                                 =======     =======     =======

      Basic and diluted earnings per share       $  0.10     $  0.08     $  0.26
                                                 =======     =======     =======

Equity instruments including: stock options, warrants and other common stock equivalents have been excluded from the computation above because their effect would have been anti-dilutive. When computing EPS, 3,500,179 shares, 1,063,912 shares, and 2,110,362 shares have been excluded from 2001, 2000 and 1999, respectively.

Note 13- Related Party Transactions
-----------------------------------

The Company entered into an agreement for services dated May 1, 1999 with director, Charles F. Smith. Under the agreement, Mr. Smith is to provide consulting services from time to time on a mutually agreed upon basis regarding corporate business, asset dispositions and financings. The agreement is terminable by either party upon ten days` written notice. The agreement provides for compensation to Mr. Smith of $2,000 per day for services rendered and reimbursement of Mr. Smith's reasonable out-of-pocket expenses incurred at the Company's request. There were no payments made to Mr. Smith under this agreement during fiscal year 2001 and $34,000 during fiscal year 2000.

A subsidiary of the Company was a party to a consulting agreement with Barry E. Krantz, a Director of the Company. Under the agreement, Mr. Krantz provided marketing consulting services at an hourly rate. The agreement was terminated in fiscal year 2000. Mr. Krantz received compensation of $103,000 and $124,000 in fiscal year 2000 and 1999, respectively, under the consulting agreement. These amounts were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The Company leases approximately 36,000 square feet of headquarters office premises from Pacifica Plaza Office Building, a limited partnership ("Pacifica"). James A. Collins, his spouse and his brother-in-law are among the partners of Pacifica, which was formed in 1979. Mr. Collins is the Company's Chairman Emeritus and a Director. Mr. Collins, his spouse and his brother-in-law, directly or indirectly, own a majority interest in Pacifica. Under the four-year lease, the Company is responsible for rent payments of $34,000 a month during the period through December 1999 (except for an initial four months of abated rent), and $42,000 a month thereafter through October 31, 2001. The Company believes these terms were competitive at the time it entered into the lease. The expense for rent is included in general and administrative expenses in the statement of operations and comprehensive income.

Through FFPE, the Company leases the real property used in connection with the operation of two Pat & Oscar's(SM) restaurants from entities owned by John Sarkisian and members or former members of his family. The Pat & Oscar's(SM) restaurant located in Temecula, California is leased from SRA Ventures, LLC, a California limited liability company ("SRA Ventures"). John Sarkisian and his spouse, parents, sister, and former brother-in-law are the partners of SRA Ventures. Under the 126-month lease, the Company is responsible for rent payments of approximately $26,250 per month through June 1, 2007. Rent adjustments will occur at the end of each lease year to reflect any change in the cost of living. The Company also has the option to extend the lease with two additional terms of five years each. In connection with the Acquisition, the Company has acquired the option to purchase the Temecula real property from SRA Ventures at a purchase price equal to certain indebtedness on the property. The option is exercisable upon the occurrence of certain conditions.

The Pat & Oscar's(SM) restaurant located in Carlsbad, California is leased from Oscar's Carlsbad, LLC, a California limited liability company ("Oscar's Carlsbad"). John Sarkisian and his parents and sister are the members of Oscar's Carlsbad. Oscar's Carlsbad is managed by an entity co-owned by John Sarkisian, which is entitled as a management fee to a subordinated 25% of participation in the appreciation of the Carlsbad property. Under the 10-year lease, the Company is responsible for rent payments of approximately $17,000 per month through 2007 and $19,600 per month through the end of the term. The Company also has the option to extend the lease with two additional terms of five years each. The base rent during any option term shall be based on fair market rental.

John Sarkisian and members of his family are indebted to the Company for approximately $1,085,000 of post-closing purchase price adjustment relating to the Pat & Oscar's(SM) acquisition, approximately $800,000 of which consists of immediately available escrowed funds and the remaining $285,000 to be deducted from future earn-out payments. These amounts are included as other current assets in the accompanying balance sheet. For additional related party information resulting from the acquisition of FFPE see Note 16 - Pat & Oscar's(SM), to Consolidated Financial Statements.

Note 14 - Sale - Leaseback and Restructuring Charge
--------------------------------------------------------------------------------

Results for fiscal year 2000 include two items the Company believes are non-recurring. During fiscal 2000 the Company completed the sale and leaseback of 48 of its 67 Australian KFC(R) and Sizzler(R) restaurant properties. During fiscal year 2000, the Company realized gross proceeds of $25.4 million in cash from the transactions that closed during the year. In addition, in accordance with SFAS No. 28, "Accounting for Sales with Leasebacks," the Company has recognized a $5.5 million loss on the transaction and deferred an $8.8 million gain. The gain is recognized over the life of the leases which average 8 years.

Also, during fiscal year 2000, the Company completed an evaluation of the remaining financial matters related to the 1996 restructuring. As a result of this evaluation, that included an extensive review of the numerous claims filed during the reorganization and other related costs, the Company determined that the original $108.9 million estimate was lower than the final expected cost by $6.6 million. Therefore, an additional $6.6 million charge was recorded. Because the final payment was made to the creditor trust in January 2000 the Company does not expect any further cash outlay related to the reorganization.


Note 15 - Australian Management Transaction
--------------------------------------------------------------------------------

During fiscal year 2001, the Company implemented a stock option plan for its management group in Australia. Under the plan, certain employees have been granted options to purchase 3.1 million shares of Collins Food Group, at the end of three years. Exercising the options would allow the management group to acquire up to a 15 percent equity interest in the Company's subsidiary operating in Australia (Collins Food Group). The options, issued at fair market value, expire on August 20, 2003. The participants also purchased over 332,000 shares of Sizzler International, Inc. common stock that they will be restricted from selling for a period of up to five years. The Company expects this program to support retention of the strong international management team that has been responsible for successful operations for the past several years.


Note 16 - Pat & Oscar's(SM)
--------------------------------------------------------------------------------

With funds generated from operations and the Australia sale - leaseback, on August 30, 2000, the Company acquired an 82 percent equity position in FFPE, LLC, a Delaware limited liability company ("FFPE") then owning and operating 8 Oscar's (now named Pat & Oscar's(SM)) restaurants in San Diego, Orange County and Phoenix areas (the "Acquisition"). The seller, FFPE Holding Company, Inc., a Delaware corporation ("Holdings") owned, directly or indirectly, entirely by John Sarkisian and members of his immediate family. In connection with the Acquisition, Mr. Sarkisian, a principal of Holdings, became an executive officer of the Company. As such, his primary responsibility is operation of the Company's Pat & Oscar's(SM) division.

As part of the purchase price, Holdings received cash of $16.0 million and warrants to purchase 1,250,000 shares of the Company's Common Stock at $4.00 per share, exercisable over 5 years. In addition, Holdings is entitled to "earn-out" cash consideration of up to $8.1 million if specified revenues, profitability, and growth targets are met through February 2003. No earn-out payments have been made to date.

In connection with the Acquisition, the Company entered into agreements with Mr. Sarkisian, his sister and his parents under which they have agreed to perform services for the Company relating to the Pat & Oscar's(SM) division. Pursuant to a three-year employment agreement, Mr. Sarkisian has agreed to perform services as Chief Executive Officer of FFPE for a base salary of $200,000 a year, plus a bonus of up to 20 percent and other benefits. Pursuant to a one-year employment agreement with Mr. Sarkisian's sister, Tamara Sarkisian-Celmo, Ms. Sarkisan-Celmo has agreed to perform services as President of FFPE for a base salary of $150,000 a year, plus a bonus of up to 20 percent and other benefits. Pursuant to consulting agreements, Mr. Sarkisian's parents perform consulting services for the Company, for which they received an aggregate of $61,000 in fiscal year 2001.

As of June 30, 2001, 82 percent of FFPE was owned by the Company and 18 percent by Holdings, which the Company believes is owned by Mr. Sarkisian and Ms. Sarkisian-Celmo. Under the terms of the Acquisition, Holdings acquired options to sell its 18 percent membership interest in FFPE to the Company. Each of the two options has a ten-year term and is exercisable for a price determined either by the agreed-upon fair market value of the interest or a formula based on a multiple of FFPE's earnings less indebtedness. One of the options, pertaining to that portion of Holding's 18 percent membership interest in FFPE representing Ms. Sarkisian-Celmo's ownership interest in Holdings, is exercisable at any time. The other option, pertaining to that portion of Holdings 18 percent membership interest in FFPE representing Mr. Sarkisian's ownership interest in Holdings, is exercisable only after August 30, 2002.

In addition, under the terms of the Acquisition, the Company acquired a ten-year option to purchase Holdings' 18 percent membership interest in FFPE for a price determined either by the agreed-upon fair market value of the interest or a formula based on a multiple of FFPE's earnings less indebtedness. The option to purchase is exercisable by the Company at any time. All of Holding's membership interest in FFPE is subject to a security interest in favor of the Company securing the performance of the selling parties' continuing indemnity obligation to the Company under the terms of the Acquisition.

The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table presents the detail of the purchase price paid by the Company and the value of assets acquired (in thousands):

Purchase price:
      Cash paid                       $14,915
      Fair value of warrants            1,020
      Costs of acquisition              1,609
                                      -------
        Total purchase price          $17,544

Assets acquired:
     Operating assets acquired        $ 1,494
     Property and equipment             7,099
     Purchase price in excess
             of net assets             18,629
     Liabilities assumed               (9,607)
     Written options, net                 (71)
                                      -------
        Total assets acquired         $17,544

During fiscal year 2001, the goodwill acquired was amortized straight-line over 20 years; however, pursuant to SFAS No. 142, starting in fiscal year 2002, the Company will discontinue such amortization. (See Note 1- Summary of Significant Accounting Policies, to Consolidated Financial Statements). The assets purchased in the Oscar's acquisition have been excluded from the statement of cash flows.

Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 and 1999 (in thousands, except per share amounts):

                                                       April 30, 2001      April 30, 2000
                                                        (unaudited)          (unaudited)
                                                    -----------------------------------------
Revenues                                                  $ 255,185           $ 265,162
Net Income                                                $   2,522           $   7,232
Basic and Diluted earnings per share                      $    0.09           $    0.25
Shares used in per share calculation - Basic                 27,777              28,559
Shares used in per share calculation - Diluted               27,954              28,877

Operating segment information for the 35 weeks of operations included in the Company's fiscal year 2001 results is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 - Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant
--------------------------------------------------------------------------------

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                                Balance Sheets
                                (in thousands)

                                                                                  As of April 30,
                                                                                  ---------------
                                                                                2001         2000
                                                                            ------------ -------------
ASSETS

Current assets
  Cash and cash equivalents                                                  $       423     $   2,167
  Receivables                                                                        261           604
  Inventories                                                                          -            41
  Prepaid expenses and other current assets                                        1,183            76
------------------------------------------------------------------------- -------------- -------------
  Total current assets                                                             1,867         2,888
------------------------------------------------------------------------- -------------- -------------

Property and equipment, at cost
  Buildings and leasehold improvement                                                702           659
  Equipment                                                                        6,894         6,666
  Construction in progress                                                            12           124
------------------------------------------------------------------------- -------------- -------------
                                                                                   7,608         7,449
  Less - accumulated depreciation and amortization                                (6,971)       (6,643)
------------------------------------------------------------------------- -------------- -------------
  Total property and equipment, net                                                  637           806
------------------------------------------------------------------------- -------------- -------------

Investment in subsidiaries                                                        74,679        63,780

Deposits and other assets                                                          2,160         2,851
------------------------------------------------------------------------- -------------- -------------

Total assets                                                                 $    79,343     $  70,325
========================================================================= ============== =============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                                Balance Sheets
                       (in thousands, except share data)

                                                                                  As of April 30,
                                                                                  ---------------
                                                                                2001         2000
                                                                            ------------ -------------
LIABILITIES
Current liabilities
  Accounts payable                                                            $       87    $      256
  Other current liabilities                                                          884           435
------------------------------------------------------------------------- -------------- -------------

  Total current liabilities                                                          971           691
------------------------------------------------------------------------- -------------- -------------
Intercompany payable                                                              14,373         9,362

Pension liability                                                                  9,482         9,637

Stockholders' investment
  Common stock, authorized 50,000,000 shares at $.01 par value; issued and outstanding 27,774,799 shares in 2001
   and 28,067,539 shares in 2000                                                     291           288
  Additional paid-in capital                                                     279,846       278,408
  Accumulated deficit                                                           (217,046)     (219,769)
  Treasury stock, 1,363,800 shares at cost at April 30, 2001
   and 706,700 shares at April 30, 2000                                           (3,189)       (1,948)
  Accumulated other Comprehensive Income                                          (5,385)       (6,344)
------------------------------------------------------------------------- -------------- -------------
  Total stockholders' investment                                                  54,517        50,635
------------------------------------------------------------------------- -------------- -------------
Total liabilities and stockholders' investment                                $   79,343    $   70,325
========================================================================= ============== =============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                           Statements of Operations
                                (in thousands)

                                                                      For the Years Ended April 30,
                                                                      -----------------------------
                                                                      2001          2000        1999
                                                                  ------------ ------------ ------------
Revenues
  Allocated general and administrative                             $     8,744  $     9,375    $   2,458

Costs and expenses
  Depreciation and amortization                                            339          323          296
  General and administrative                                             8,848       14,947        5,859
----------------------------------------------------------------- ------------ ------------ ------------

  Total operating costs                                                  9,187       15,270        6,155
----------------------------------------------------------------- ------------ ------------ ------------

  Interest expense                                                         808          893          307
  Equity in earnings of subsidiaries                                    (3,830)      (9,090)     (11,160)
  Investment income                                                       (144)        (120)        (236)
----------------------------------------------------------------- ------------ ------------ ------------

  Total costs and expenses                                               6,021        6,953       (4,934)
----------------------------------------------------------------- ------------ ------------ ------------

Net Income                                                         $     2,723  $     2,422    $   7,392
================================================================= ============ ============ ============

Comprehensive Income:
  Net Income                                                       $     2,723  $     2,422    $   7,392
  Foreign currency translation adjustments (no tax
  effect)                                                                  959       (2,625)         579
----------------------------------------------------------------- ------------ ------------ ------------

Total Comprehensive Income (loss)                                  $     3,682  $      (203)   $   7,971
================================================================= ============ ============ ============

See Notes to Condensed Financial Statements

                    SIZZLER INTERNATIONAL, INC. (Registrant)
                            Statements of Cash Flows
                                 (in thousands)

                                                                      For the Years Ended April 30,
                                                                      -----------------------------
                                                                      2001          2000        1999
                                                                  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by (used in) operating activities                $      862  $    (2,889)  $    2,078

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Pat & Oscar's(SM)                                      (16,524)           -            -
 Purchases of property and equipment                                      (277)        (172)           -

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings (repayment) intercompany amounts                             5,177        4,266       (8,106)
 Repurchase of common stock                                             (1,241)      (1,948)           -
 Australia dividend                                                      9,838            -            -
 Sale of restricted shares                                                 352            -            -
 Other                                                                      69            -            -

----------------------------------------------------------------- ------------ ------------ ------------
Net cash provided by (used in) financing activities                     14,195        2,318       (8,106)
----------------------------------------------------------------- ------------ ------------ ------------
Net increase (decrease) in cash and equivalents                         (1,744)        (743)      (6,028)
----------------------------------------------------------------- ------------ ------------ ------------
Beginning balance, cash and cash equivalents                             2,167        2,910        8,938
----------------------------------------------------------------- ------------ ------------ ------------
Ending balance, cash and cash equivalents                           $      423  $     2,167   $    2,910
================================================================= ============ ============ ============

See Notes to Condensed Financial Statements

                   SIZZLER INTERNATIONAL, INC. (Registrant)
                    Notes to Condensed Financial Statements


Note 1 - The Company
--------------------------------------------------------------------------------

Sizzler International, Inc. ("SII") is a holding company that owns and operates multiple subsidiaries. Asset distributions from Australian subsidiaries, Pat & Oscar's(SM) and SII are restricted as a result of a loan agreement.

During the year ended April 30, 2000 property and equipment of subsidiaries were transferred to SII. The transfer occurred as a result of reallocating some administrative functions from the subsidiaries to SII. The increase in administrative activities performed by SII, during the year ended April 30, 2000, resulted in an increase in property and equipment and general and administrative expense for the year.

Note 2 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Principles of Consolidation
The financial statements of SII reflect the investment in wholly owned subsidiaries using the equity method.

Statement of Cash Flows
For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of 90 days or less. The Company made cash interest payments of $808,000, $893,000, and $307,000 for the years ending April 30, 2001, 2000 and
1999, respectively. The Company made cash tax payments of $17,000 during the year ended April 30, 2001 and made no cash tax payments for the years ended April 30, 2000 and 1999.

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

Note 3 - Required Disclosures
--------------------------------------------------------------------------------

Notes Payable: SII has no debt at April 30, 2001 (See Note 6 - Debt to Consolidated Financial Statements for a discussion of the total debt for the consolidated group).

Contingencies: SII management is not aware of any material contingencies as of April 30, 2001 (See Note 8 - Commitments and Contingencies to Consolidated Financial Statements for a discussion of all contingencies for the consolidated group).

Inter-Company Borrowing: SII borrowed money from consolidated subsidiaries in the amount of $5.2 and $4.3 million in fiscal year 2001 and 2000, respectively. SII loaned $8.1 million to consolidated subsidiaries in fiscal year 1999.

Dividends: SII received $9.8 million in dividends during the year ended April 30, 2001. SII did not receive any dividends from subsidiaries during the two-year period ending April 30, 2000.

Schedule II  - Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

The following is a summary of the activity in valuation accounts:

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999
              --------------------------------------------------
                      Reserve for Accounts Receivable and
                      -----------------------------------
                           Notes Receivable Bad Debt
                           -------------------------
                                (IN THOUSANDS)

                                           Balance at                                   Balance
                                           Beginning                                   at End of
                                           of Period      Additions    Deductions        Period
                                        ---------------  -----------  ------------  ---------------
  Year ended April 30, 2001                 $       920     $     62      $      -      $       982
                                        ===============  ===========  ============  ===============

  Year ended April 30, 2000                 $     2,234     $      -      $  1,314       $      920
                                        ===============  ===========  ============  ===============

  Year ended April 30, 1999                 $     3,380     $    501      $  1,647       $    2,234
                                        ===============  ===========  ============  ===============

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
=======================================================================

None.

                                   PART III


Item 10: Directors and Executive Officers of the Registrant
================================================================================

Information required by this item with respect to the Company's directors is set forth under the captions "Election of Directors" and "Stock Ownership of Management" in the Company's Proxy Statement for its 2001 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company's executive officers is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant" as of June 30, 2001.

Item 11: Executive Compensation
================================================================================

Information required by this item is set forth under the caption "Executive Compensation" and "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management
================================================================================

Information required by this item is set forth under the caption "Stock Ownership of Management" in the Company's Proxy Statement for its 2001 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions
================================================================================

Information required by this item is set forth under the caption "Transactions with Directors and Management" in the Company's Proxy Statement for its 2001 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
================================================================================

(a)  List of documents filed as part of the report:

     (1)    Financial Statements:

         Selected Quarterly Financial Data

         Report of Independent Public Accountants

         Consolidated Balance Sheets of Sizzler International, Inc. and Subsidiaries as of April 30, 2001 and 2000

         Consolidated Statements of Operations and Comprehensive Income of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2001

         Consolidated Statements of Stockholders' Investment of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2001

         Consolidated Statements of Cash Flows of Sizzler International, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2001

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


         4.0 Rights Agreement dated January 22, 2001 between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to Exhibit 4 to the Registrant's Form 8-K Report filed January 22, 2001.

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

         10.21 Amended and restated LLC Membership Interest Purchase Agreement dated August 21, 2000 among the Registrant, as purchaser, and FFPE Holding Company, Inc., JBS Investments, Ltd., OMS Investments, Ltd., TDM Enterprises, Ltd., Oscar Sarkisian and Martha Patricia Sarkisian (individually and as Co-Trustees of Sarkisian Family Trust UTD July 19, 1995), John Sarkisian, Bernadette Sarkisian, and Tamara Sarkisian-Celmo (individually and as Trustee of the Tamara Sarkisian-Celmo Family Trust UTD October 16, 1997), FFPE, LLC, and S & C Company, Inc., as the selling parties, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K report filed September 14, 2000.

         10.22 Credit Agreement dated May 23, 2000 between the Registrant, as lender, S & C Company, Inc., and FFPE, LLC, as borrowers, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K report filed June 5, 2000.

         10.23 Membership Interest Pledge Agreement, dated August 30, 2000, among the Registrant, as secured party, and FFPE Holding Company, Inc., as debtor, incorporated herein by reference to
                  Exhibit 10.3 to the Registrant's Form 8-K report filed September 14, 2000.

         10.24 Call Option Agreement dated August 30, 2000 between FFPE Holding Company, Inc., as optionor, and the Registrant, as optionee, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K report filed September 14, 2000.

         10.25 Put Option Agreement (John Sarkisian) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit
                  10.5 to the Registrant's Form 8-K report filed September 14, 2000.

         10.26    Put Option Agreement (Tammy-Sarkisian-Celmo) dated August
                  30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.6 to the Registrant's Form 8-K report filed September 14, 2000.

         10.27 Warrant dated August 30, 2000 issued by the Registrant to FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 8-K report filed September 14, 2000.

         10.28 Warrant dated August 30, 2000 Registration Rights Agreement between the Registrant and FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 8-K report filed September 14, 2000.

         10.29 Employment Agreement dated August 30, 2000 between the Registrant and John Sarkisian, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 8-K report filed September 14, 2000.

         10.30 Employment Agreement dated August 30, 2000 between the Registrant and Tamara Sarkisian-Celmo, incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 8-K report filed September 14, 2000.

         10.31 AUD$46.0 million Bill Acceptance and Discount Facility dated August 21, 2000 between Collins Restaurants Management Pty Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K report filed September 1, 2000.

         10.32 Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated August 21, 2000 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K report filed September 1, 2000.

         10.33 Guaranty and Indemnity dated August 21, 2000 between the Registrant as Guarantor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K report filed September 1, 2000.

         10.34 Stock Pledge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K report filed September 1, 2000.

         10.35 Fixed and Floating Charge dated August 21, 2000 between Collins Restaurants Management Pty Ltd. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K report filed September 1, 2000.

         10.36 Fixed and Floating Charge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to
                  Exhibit 10.6 to the Registrant's Form 8-K report filed September 1, 2000.

         10.37 Subordination Deed dated August 21, 2000 between the Registrant and various of its subsidiaries as Junior Creditor and Westpac Banking Corporation as Senior Creditor, incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 8-K report filed September 1, 2000.

         10.38 Loan and Security Agreement dated December 20, 2000 by and between Heller Financial Leasing, Inc., and Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K report filed January 11, 2001.

         10.39 Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to
                  Exhibit 10.2 to the Registrant's Form 8-K report filed January 11, 2001.

         10.40 Future Advance Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K report filed January 11, 2001.

         10.41 Guaranty dated December 20, 2000, of Registrant (Guarantor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K report filed January 11, 2001.

         10.42 Environmental Indemnity Agreement dated December 20, 2000, by and between Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., and Registrant (Indemnitor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K report filed January 11, 2001.

         10.43 Certificate Regarding Management dated December 20, 2000, of Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to
                  Exhibit 10.6 to the Registrant's Form 8-K report filed January 11, 2001.

         10.44 Stay Bonus Plan of Collins Foods Group Pty Ltd. dated as of March 1, 2001.

         10.45 Collins Foods Share Option Plan of Collins Foods Group Pty Ltd. dated as of March 1, 2001.

         10.46 Productivity Bonus Option Plan of Collins Foods Group Pty Ltd. dated as of March 1, 2001.

         10.47 Shareholders Agreement dated March 1, 2001 between Collins Foods Group Pty Ltd., Registrant, Restaurant Concepts International, Inc., and members of the Australian Management Group.

         10.48 Registrant's 2001 AMG Restricted Stock Plan dated March 1, 2001, incorporated herein by reference to Exhibit 4.3 of Registrant's Form S-8 Registration Statement filed May 25, 2001.

         10.49 Form of Restricted Share Agreement between Registration entered into between Registrant and members of the Australian Management Group pursuant to Registrant's 2001 Restricted Stock Plan dated March 1, 2001.

         21.00    Subsidiaries of Registrant

         23.00    Consent of Arthur Andersen LLP

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

Dated: July 23, 2001                                SIZZLER INTERNATIONAL, INC.

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

SIGNATURE                                         TITLE                                     DATE
---------                                         -----                                     ----
/s/ Charles L. Boppell                      President, Chief                            July 23, 2001
--------------------------------            Executive Officer and
Charles L. Boppell                          Director

/s/ James A. Collins                        Chairman Emeritus                           July 23, 2001
--------------------------------            and Director
James A. Collins

/s/ Barry E. Krantz                         Director                                    July 23, 2001
--------------------------------
Barry E. Krantz

/s/ Phillip D. Matthews                     Chairman of the Board
--------------------------------            and Director                                July 23, 2001
Phillip D. Matthews

/s/ Robert A. Muh                           Director                                    July 23, 2001
--------------------------------
Robert A. Muh

/s/ Charles F. Smith                        Director                                    July 23, 2001
--------------------------------
Charles F. Smith

/s/ Kevin W. Perkins                        Executive Vice President                    July 23, 2001
--------------------------------            and Director
Kevin W. Perkins

/s/ A. Keith Wall                           Vice President and                          July 23, 2001
--------------------------------            Chief Financial Officer
A. Keith Wall                               (principal financial and
                                            accounting officer)

/s/ Mary E. Arnold                          Vice President and Controller               July 23, 2001
--------------------------------
Mary E. Arnold