Form 10-Q
period 2001-07-22
SIZZLER INTERNATIONAL INC
filed 2001-08-31
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 22, 2001

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

                           Yes    X        No ______
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 31, 2001
----------------------------               -------------------------------------
Common Stock $0.01 Par Value                         27,133,599 shares

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                               July 22,    April 30,
                                 ASSETS                                          2001         2001
--------------------------------------------------------------------------   -----------  ----------
                                                                             (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                                                   $  18,528    $   9,997
  Restricted cash                                                                 1,713        7,852
  Receivables, net of reserves of $979 at
   July 22, 2001 and $965 at April 30, 2001                                       2,721        2,464
  Inventories                                                                     4,084        4,211
  Current tax asset                                                               3,680        3,324
  Prepaid expenses and other current assets                                       1,880        2,554
--------------------------------------------------------------------------   ----------   ----------
     Total current assets                                                        32,606       30,402
--------------------------------------------------------------------------   ----------   ----------
Property and equipment, net                                                      58,927       60,011
Property held for sale, net                                                       3,891        3,996
Long-term notes receivable, net of reserves of $ 3
  at July 22, 2001 and $17 at April 30, 2001                                        953          994
Deferred income taxes                                                             2,294        2,425
Goodwill, net of accumulated amortization of
  $848 at July 22, 2001 and $843 at April 30, 2001                               19,824       19,762
Intangible assets, net of accumulated amortization of
  $751 at July 22, 2001 and $709 at April 30, 2001                                1,900        1,937

Other assets                                                                      3,065        3,035
--------------------------------------------------------------------------   ----------   ----------
     Total assets                                                            $  123,460   $  122,562
==========================================================================   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              July 22,    April 30,
     LIABILITIES AND STOCKHOLDERS' INVESTMENT                                   2001         2001
--------------------------------------------------------------------------  -----------  -----------
                                                                            (Unaudited)   (Audited)
Current Liabilities:
  Current portion of long-term debt                                         $    5,346    $   5,597
  Accounts payable                                                               9,291        9,078
  Other current liabilities                                                     10,593        9,626
  Income taxes payable                                                           1,995        1,870
--------------------------------------------------------------------------  -----------  -----------
     Total current liabilities                                                  27,225       26,171
--------------------------------------------------------------------------  -----------  -----------
  Long-term debt, net of current portion                                        22,915       24,085

  Deferred gains and revenues                                                    8,126        8,307

  Pension liability                                                              9,379        9,482


Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                -            -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 27,601,499 shares at July 22, 2001
     and 27,744,799 shares at April 30, 2001                                       291          291
  Additional paid-in capital                                                   279,860      279,846
  Accumulated deficit                                                         (215,382)    (217,046)
  Treasury stock, 1,507,100 shares at July 22, 2001
     and 1,363,800 shares at April 30, 2001, at cost                            (3,404)      (3,189)
  Accumulated other comprehensive loss                                          (5,550)      (5,385)
--------------------------------------------------------------------------  -----------  -----------
     Total stockholders' investment                                             55,815       54,517
--------------------------------------------------------------------------  -----------  -----------
     Total liabilities and stockholders' investment                         $  123,460   $  122,562
==========================================================================  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE TWELVE WEEKS ENDED JULY 22, 2001 AND JULY 23, 2000
                     (In thousands, except per share data)

                                                                             July 22,      July 23,
                                                                               2001          2000
--------------------------------------------------------------------------  -----------  -------------
                                                                            (Unaudited)   (Unaudited)
Revenues
 Restaurant sales                                                           $    59,273  $     52,312
 Franchise revenues                                                               1,999         2,346
--------------------------------------------------------------------------  ------------ -------------
 Total revenues                                                                  61,272        54,658
--------------------------------------------------------------------------  ------------ -------------
Costs and Expenses
 Cost of sales                                                                   20,201        18,943
 Labor and related expenses                                                      16,899        14,234
 Other operating expenses                                                        14,274        11,930
 Depreciation and amortization                                                    2,160         1,805
 General and administrative expenses                                              5,477         4,312
--------------------------------------------------------------------------  ------------ -------------
 Total operating costs                                                           59,011        51,224
--------------------------------------------------------------------------  ------------ -------------
 Interest expense                                                                 1,119           747
 Investment income                                                                 (472)         (559)
 Gain on Sale of Assets                                                            (412)            -
--------------------------------------------------------------------------  ------------ -------------
 Total costs and expenses                                                        59,246        51,412
--------------------------------------------------------------------------  ------------ -------------
Income before income taxes                                                        2,026         3,246
--------------------------------------------------------------------------  ------------ -------------
Provision for income taxes                                                          362           381
--------------------------------------------------------------------------  ------------ -------------
Net income                                                                  $     1,664  $      2,865
==========================================================================  ============ =============

Basic and diluted earnings per share                                        $      0.06  $       0.10
==========================================================================  ============ =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE WEEKS ENDED JULY 22, 2001 AND JULY 23, 2000
                                (in thousands)

                                                                                 July 22,     July 23,
                                                                                   2001         2000
-----------------------------------------------------------------------------   -----------  ------------
                                                                                (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
Net income                                                                      $    1,664   $     2,865
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                     2,160         1,805
   Net gain on sale of assets                                                         (412)            -
   Deferred income taxes                                                               128           (80)
   Other                                                                              (251)          (34)
Changes in operating assets and liabilities:
   Receivables                                                                        (225)       (1,238)
   Inventories                                                                         118           217
   Prepaid expenses and other current assets                                           464           248
   Accounts payable                                                                    258         1,528
   Accrued liabilities                                                                 712            (8)
   Income taxes payable                                                                139           280
-----------------------------------------------------------------------------   -----------  ------------
Net cash provided by operating activities                                            4,755         5,583
-----------------------------------------------------------------------------   -----------  ------------
INVESTING ACTIVITIES
   Additions to property and equipment                                              (1,762)       (7,716)
   Proceeds from sale of assets                                                      1,048         2,163
   Other, net                                                                           16          (644)
-----------------------------------------------------------------------------   -----------  ------------
Net cash used in investing activities                                                 (698)       (6,197)
-----------------------------------------------------------------------------   -----------  ------------
FINANCING ACTIVITIES
   Reduction of long-term debt                                                      (1,329)       (1,219)
   Repurchase of common stock                                                         (215)         (355)
   Other, net                                                                           38           221
-----------------------------------------------------------------------------   -----------  ------------
Net cash used in financing activities                                               (1,506)       (1,353)
-----------------------------------------------------------------------------   -----------  ------------
Net increase (decrease) in cash, cash equivalents and restricted cash                2,551        (1,967)
-----------------------------------------------------------------------------   -----------  ------------
Effect of foreign exchange on cash                                                    (160)           83
-----------------------------------------------------------------------------   -----------  ------------
Cash, cash equivalents and restricted cash
at beginning of period                                                              17,850        38,789
-----------------------------------------------------------------------------   -----------  ------------
Cash, cash equivalents and restricted cash
at end of period                                                                $   20,241       $36,905
=============================================================================   ===========  ============

Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest                                                                        $    1,399   $       825
Income taxes                                                                    $      265             -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JULY 22, 2001



1.       General:

         The condensed consolidated financial statements include Sizzler International, Inc. and its wholly owned subsidiaries ("Sizzler" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler(R) family steak house concept, including company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, the operation of Kentucky Fried Chicken(R) ("KFC(R)") franchises in Queensland, Australia and the operation of Pat & Oscar's(SM) in the United States. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

         The condensed consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. In our opinion, the condensed interim consolidated financial statements include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. It is recommended that these condensed consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 2001 annual report on Form 10-K.


2.       Earnings Per Share:

         The following table sets forth the computation of basic and diluted
EPS:

                                                                        Twelve weeks ended
                                                                     --------------------------
                                                                       July 22,     July 23,
In thousands, except EPS                                                 2001         2000
                                                                         ----         ----

Numerator for both basic and diluted EPS - Net income                   $ 1,664      $ 2,865
                                                                        =======      =======

Denominator:
 Denominator for basic EPS - weighted average
  shares of common stock outstanding                                     27,662       27,986
 Effect of dilutive stock options                                           122          385
                                                                        -------      -------
 Denominator for diluted EPS - adjusted
  weighted average shares outstanding                                    27,784       28,371
                                                                        =======      =======


Basic and diluted earnings per share                                    $  0.06      $  0.10
                                                                        =======      =======



3.       Comprehensive Income:

         Comprehensive income for the quarters ended July 22, 2001 and July 23, 2000 are as follows (in thousands):

                                                                            Twelve weeks ended
                                                                        -----------------------------
                                                                             July 22,       July 23,
                                                                               2001           2000
                                                                               ----           ----
  Net Income                                                                 $ 1,664         $ 2,865
  Foreign currency translation adjustments (no tax effect)                         3             (42)
  Adoption of SFAS 133:   Cumulative effect
      of change in accounting principle, net of tax                             (242)              -
  Gain on derivative instrument, net of tax                                       74               -
                                                                        -------------  --------------
              Net comprehensive income                                       $ 1,499         $ 2,823
                                                                        =============  ==============


4.       Segment Information:

         Substantially all of the Company's revenues result from the sale of menu items at restaurants operated by the Company or by franchisees. The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all USA and Latin America Sizzler(R) restaurant and franchise operations. Pat & Oscar's consists of all Pat & Oscar's(SM) restaurant and catering operations. Sizzler International consists of all foreign Sizzler(R) company and franchise operated restaurants. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead.

                                                                               TWELVE WEEKS ENDED
                                                                               ------------------
                                                                           July 22,          July 23,
                                                                             2001              2000
                                                                             ----              ----
Revenues (in thousands):
------------------------
Sizzler - USA                                                               $ 25,842          $ 25,466
Pat & Oscar's                                                                  8,791              --

Sizzler -  International                                                       7,584             8,808

KFC                                                                           19,055            20,384
                                                                            --------          --------
   Total revenues                                                           $ 61,272          $ 54,658
                                                                            ========          ========

Earnings before Interest and Taxes (in thousands):
--------------------------------------------------
Sizzler - USA                                                               $  2,437          $  2,605
Pat & Oscar's                                                                    513              --

Sizzler - International                                                          168               354

KFC                                                                            2,173             2,083

Corporate and other                                                           (2,618)           (1,608)
                                                                            --------          --------
   Total earnings before interest and taxes                                 $  2,673          $  3,434
                                                                            ========          ========

Reconciliation to Pre-tax Income:
---------------------------------
Interest expense                                                            $ (1,119)         $   (747)
Investment income, net                                                           472               559
                                                                            --------          --------
Income (loss) before income taxes                                           $  2,026          $  3,246
                                                                            ========          ========

         Earnings before interest and taxes include segment operating results before investment income, interest expense, income taxes and allocated corporate overhead. The corporate and other component of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.


5.       Pat & Oscar's

         On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants formerly doing business under the name "Oscar's." The Company has accounted for the acquisition under the purchase method; accordingly the statements of operations include the results of Pat & Oscar's since the date of acquisition. The acquisition resulted in goodwill of approximately $18.6 million before potential earn-outs.

         Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place April 30, 2001 and 2000 (in thousands, except share amounts):

                                                                TWELVE WEEKS ENDED
                                                                ------------------
                                                             July 22,           July 23,
                                                                2001               2000
                                                                ----               ----

Revenues                                                       61,272             62,007
Net income                                                      1,456              2,831
Basic and diluted net income per share                           0.05               0.10
Shares used in per share calculation                           27,784             28,371


         The above net income amounts include $208,000 in goodwill amortization consistent with Accounting Principles Board Opinion No.16, Business Combinations and Accounting Principles Board Opinion No.17, Intangible Assets.


6.       Goodwill and Intangible Assets:

         Effective May 1, 2001, the Company adopted Financial Accounting Standard Board ("FASB") No. 142 "Goodwill and Other Intangible Assets ("SFAS 142")." On adoption, the Company established its reporting units based on its current reporting structure all recognized asset, liabilities and goodwill have been assigned to these reporting units. The Company will complete the first step of the transitional goodwill impairment test during the second quarter. The following sets forth the intangible assets by major asset class:


                                                 July 22, 2001         April 30, 2001
                                              --------------------- ----------------------
Amortized intangibles -
        Franchise rights                                $    2,191             $    2,174
          Accumulated amortization                            (696)                  (662)

Unamortized intangible assets:

        Trademarks                                             274                    286
          Accumulated amortization                             (55)                   (47)

Other intangibles                                              186                    186
                                              --------------------- ----------------------

Total intangibles                                            2,651                  2,646
Total accumulated amortization                                (751)                  (709)
                                              --------------------- ----------------------
        Net intangibles                                 $    1,900             $    1,937
                                              ===================== ======================



         Aggregate amortization expense on intangible assets was approximately $0.03 million for the quarter ended July 22, 2001. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

The changes in the carrying amount of goodwill for the quarter ended July 22, 2001, are as follows:

                                               Sizzler                        Sizzler
                                                USA       Pat & Oscar's    International      Total
                                                ---       -------------    -------------      -----
Balance as of April 30, 2001               $    1,449     $     18,042     $       271     $     19,762
Goodwill acquired during the year                  66                -               -               66
Impairment losses                                   -                -               -                -
Effect of foreign currency translation              -                -              (4)              (4)
                                           -----------    -------------    ------------    -------------
Balance as of July 22, 2001                $    1,515     $     18,042     $       267     $     19,824
                                           ===========    =============    ============    =============

A reconciliation of reported net income to net income adjusted to reflect adoption of SFAS 142 in the quarter ended July 23, 2000 is provided below.


                                                  July 22, 2001   July 23, 2000
                                                  -------------   -------------

Reported net income                                    $ 1,664         $ 2,865
Add back: goodwill amortization                              -               -
                                                  -------------   -------------
Adjusted net income                                    $ 1,664         $ 2,865
                                                  =============   =============

Basic and diluted earnings per share:
      Adjusted and reported basic and
           diluted earnings per share                  $  0.06       $  0.10




7.       Interest Rate Swaps and Hedges

         The Company is a party to four derivative contracts. The two interest rate swap contracts and two interest rate cap contracts were a required condition of the loan agreement entered by the Company's International Division. The loan agreement requires that sixty-six percent of the outstanding principal balance be hedged and converted to fixed rate debt using derivative contracts. The four contracts cover the required sixty-six of the remaining principal balance. The Company entered the contracts to hedge the future cash interest payments related to the variable rate debt. The Company has designated these derivatives as cash flow hedges and recorded the existing liability and unrecognized losses. All of the change in value of the derivatives is recorded in other comprehensive income as no ineffectiveness exists. The net liability recorded on the balance sheet and the unrecognized loss in other comprehensive income will be reduced as interest payments are made by the Company's International Division. A portion of each payment represents a settlement of a portion of the recognized liability. The net liabilities recorded on the balance sheet will be reduced to zero at the expiration of the contracts that corresponds with the repayment of the loan by the Company's International Division expected in August of 2003.

8.       Commitment:

         On July 9, 2001 the Company entered into a ten-year lease agreement with Galleria Park Partners, LLC commencing approximately October 1, 2001. The agreement commits the Company to pay $0.05 million in monthly fixed rent. The location will be used for the Company's corporate office.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
TWELVE WEEKS ENDED JULY 22, 2001 VERSUS JULY 23, 2000
-----------------------------------------------------


CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended July 22, 2001 were $61.3 million compared to $54.7 million for the quarter ended July 23, 2000, an increase of $6.6 million or 12.1 percent. The increase is primarily due to the addition of Pat & Oscar's which accounted for $8.8 million in sales this quarter compared to no sales in the prior year quarter. In addition there were eight more domestic Sizzler(R) locations than in the same period in the prior year. These increases were partially offset by an 11.9 percent decrease in the Australian dollar exchange rate that reduced revenues by $3.6 million and a decline in same store sale for both the domestic and international Sizzler(R) restaurants.

The following table shows the change in Company-operated same store sales over the prior year.

                                                    FY 2001                   FY 2002
                                ------------------------------------------   ----------
                                   QTR 1      QTR 2       QTR 3      QTR 4     QTR 1
                                   -----      -----       -----      -----     -----
SIZZLER
-------
  Sizzler USA                        1.9%       0.7%        0.1%      -1.6%    -3.2%

  Sizzler International
   (Based on A$)                     0.6%      -4.1%       -0.5%      -1.8%    -2.0%

KFC
---
   (Based on A$)                     6.1%       4.0%        2.6%      -2.7%     1.3%

OSCAR'S
-------
                                     n/a        4.9%        5.5%       2.5%    -0.9%

Consolidated operating expenses for the quarter ended July 22, 2001 were $59.0 million compared to $51.2 million for the quarter ended July 23, 2000, an increase of $7.8 million or 15.2 percent. The increase is primarily related to the addition of Pat & Oscar's, which accounted for $7.2 million in the current quarter and zero in the prior year quarter, net of $3.4 million decline in expenses resulting from an 11.9 percent decline in the Australian dollar exchange rate. The remaining change in operating expenses are primarily the result of higher labor costs and utilities.

Interest expense was $1.1 million in the current quarter compared to $0.7 million in the same period of the prior year, an increase of $0.4 million, or
57.1 percent. The increase in interest expense is primarily due to higher debt assumed with the Company's acquisition of Pat & Oscar's, that accounted for $0.2 million or 50 percent of the increase. The remainder of the increase is primarily related to the Company's loan with Heller Financial Services. Interest expense also includes interest on the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental retirement plan covering ten former and one active employee. Investment income was $0.5 million in the current quarter compared to $0.6 million in the same period of the prior year, a decrease of $0.1 million or 16.7 percent which was primarily due to lower cash balances.

Other income represents a gain on the disposition of one property by Sizzler USA due to a redevelopment initiative.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $0.4 million in the current quarter compared to $0.4 million in the same period of the prior year.


SIZZLER USA OPERATIONS
----------------------

Total revenues for the quarter ended July 22, 2001 were $25.8 million compared to $25.5 million for the quarter ended July 23, 2000, an increase of $0.3 million or 1.2 percent. Restaurant sales for the current quarter were $24.2 million compared to $23.5 million an increase of $0.7 million or 3.0 percent. The sales increase is primarily due to an increase in Company-owned stores to 67 compared to 60 last year that were partially offset by a decrease in same store sales. Since the first quarter of last year, the Company closed one store due to redevelopment, acquired three previously owned restaurants from a franchisee in Las Vegas, acquired four franchised restaurants in Sacramento, and opened one new company store in Cathedral City. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives. Same store sales have decreased 3.2 percent from the same period last year due to a slowing economy, particularly in California which has been hit hard by the utility and gasoline price increases.

Franchise revenue was $1.7 million in the current quarter compared to $1.9 million in the same period of the prior year, a decrease of $0.2 million or 10.5 percent. Franchise revenues were produced by 189 franchised Sizzlers(R), including 13 in Latin America, in the current quarter compared to 203 franchised Sizzlers(R), including 13 in Latin America, in the same period of the prior year. The decrease is due to fewer franchise locations.

Prime costs were $15.6 million in the current quarter compared to $15.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 64.5 percent of sales compared to 64.6 percent in the same period of the prior year. The decrease is due to reductions in food costs associated with tighter controls slightly offset by increased labor costs, which have resulted from a higher workers compensation rate and to additional managers added to promote sales growth and guest service. The Company recently rolled out a computer-based labor scheduling system that is expected to provide better control over labor costs.

Other operating expenses amounted to $6.0 million for the current quarter compared to $5.4 million for the same period of the prior year. This increase is primarily due to increases in utility costs and a vendor rebate in the prior year.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family grill concept by offering a selection of grilled steak, chicken, seafood, sandwiches and specialty platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment. The Company has substantially completed its interior remodels with its Company-operated locations and will focus on re-imaging its franchise locations during the next two years. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. These initiatives will be supported with appropriate marketing programs.


PAT & OSCAR'S OPERATIONS
------------------------

Pat & Oscar's generated $8.8 million in revenues through its 11 restaurants for the quarter ended July 22, 2001. The acquisition of Pat and Oscar's occurred in the second quarter of fiscal year 2001, therefore no revenue were recorded in the prior year quarter.

Prime costs, which include food and labor, were $5.0 million or 56.8% of sales. We continue to experience significant food cost savings related to new vendor contracts where the benefits of the Company's purchasing leverage has resulted in lower prices for items such as poultry, pork ribs and flour.

Other operating expenses amounted to $2.0 million for the current quarter.

In line with projections, Pat and Oscar's showed a profit during the current quarter and is expected to be accretive for the year. The Company expects to open four to five new locations during fiscal year 2002 with two openings projected for next quarter.

Due to the adoption of SFAS 142, the Company discontinued amortizing the goodwill that resulted from the acquisition of Pat and Oscar's restaurants. The Company will test the resulting goodwill for impairment, at least annually.

SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the quarter ended July 22, 2001 were $7.6 million compared to $8.8 million for the quarter ended July 23, 2000, a decrease of $1.2 million or
13.6 percent including $1.0 million due to an 11.9 percent decrease in the Australian dollar exchange rate. The remaining decrease in sales is the result of one less unit in the current quarter compared to the same period in the prior year and a 2.0% decline in same store sales. Franchise revenue was $0.3 million in the current quarter compared to $0.4 million in the same period of the prior year, a decrease of $0.1 or 25.0 percent. This decrease is primarily due to an
11.9 percent decrease in the Australian dollar exchange rate. Franchise revenues were produced by three joint venture restaurants and 55 international franchised restaurants compared to three joint venture restaurants and 51 international franchised restaurants in the same period of the prior year. Current international franchise restaurants are located in Japan, Thailand, Taiwan, South Korea, Singapore and Indonesia.

Prime costs were $5.0 million in the current quarter compared to $5.7 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 69.0 percent of sales compared to 68.5 percent in the same period of the prior year due to higher labor costs associated with higher hourly wages partially offset by lower commodity prices that may or may not continue.

Other operating expenses amounted to $1.8 million for the current quarter compared to $2.0 million for the same period of the prior year due to lower exchange rates.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently two units being tested and if the results are positive, the Company plans to proceed with the remodel program in Australia later this fiscal year. We are also planning to test a Sizzler(R) restaurant in a club, which is a popular dining venue in Australia.


KFC OPERATIONS
--------------

Revenues for the quarter ended July 22, 2001 were $19.1 million compared to $20.3 million for the quarter ended July 23, 2000, a decrease of $1.2 million or
5.9 percent. An 11.9 percent decrease in the Australian dollar exchange rate reduced sales by $2.6 million. Therefore, excluding the impact of foreign exchange, sales increased by approximately $1.3 million due to three more units in operation compared to the same period in the prior year and a 1.3 percent increase in same store sales. Sales for the current quarter reflect 105 restaurants operating during the current quarter compared to 102 restaurants in the same period of the prior year.

Prime costs were $11.5 million in the current quarter compared to $12.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 60.2 percent of sales compared to 59.9 percent in the same period of the prior year primarily due to higher labor costs.

Other operating expenses amounted to $4.6 million for the current quarter compared to $4.9 million for the same period of the prior year primarily due to a decrease in the Australian dollar exchange rate.

Management has continued to have discussions with Tricon Global Restaurants, Inc. regarding the possibility of co-branding certain KFC(R) locations with Pizza Hut(R) and Taco Bell(R) and is presently awaiting the evaluation of the results from Tricon.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Working Capital
---------------

The Company's principal source of liquidity is cash flows from operations which was $4.8 million for the first twelve weeks of fiscal 2002 compared to $5.6 million for the same period of the prior year. This decrease is due to lower operating income.

The Company's working capital at July 22, 2001 was $5.4 million including cash, cash equivalents and restricted cash of $20.2 million. At April 30, 2001 the Company had a working capital surplus of $4.2 million. This increase is primarily due to funds generated by operations. The current ratio was 1.2 at July 22, 2001 and 1.2 at April 30, 2001.

At July 22, 2001, the Company had restricted cash balances of $1.7 million.


Total Assets / Capital Expenditures
-----------------------------------

At July 23, 2000, total assets were $123.5 million, an increase of $0.9 million or 0.7 percent from April 30, 2001. Property and equipment, excluding property held for sale, represented approximately 47.7 percent of total assets at July 22, 2001 and 49.0 percent at April 30, 2001.

Capital expenditures were $1.8 million for the quarter ended July 22, 2001 and $7.7 million for the same period last year. The current year's capital expenditures were primarily used for development of two new Pat & Oscar'sSM restaurants scheduled to open next quarter and maintenance of existing restaurants. The Company anticipates continuing to grow international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.

Debt
----

The Company's debt includes a credit facility with Westpac Banking Corporation in Australia ("Westpac"). The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate, plus a 2.25 percent margin. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. At the end of the quarter, the Company's unpaid principal balance on the Westpac facility was approximately $18.5 million.

In addition, the Company has a $10.0 million, seven year term loan with Heller Financial Services that is amortized based on 15 years, with an interest rate of
9.65 percent. Under the terms of the agreement, the Company has borrowed $8.0 million to date and has the right to borrow the remaining balance under certain conditions, on or before November 15, 2001. A portion of the Company's real estate and personal property in the U.S are collateral for the loan. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type.

In connection with the acquisition of Pat & Oscar's the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. The loans carry variable interest rates that ranged from 7.5 percent to 10.0 percent over the past 12 months.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs.

The Company is in compliance with all debt covenant and restrictions.


Share Repurchase
----------------

During the quarter, the Company repurchased 143,300 shares of Sizzler common stock for a total of $215,000. This brings the total number of shares repurchased to 1,507,100 out of 2.0 million authorized. The Company plans to purchase additional shares in the second quarter subject to SEC and NYSE rules.


New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standard Boards ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company will adopt SFAS No.

141 beginning in the first quarter of fiscal 2003.

With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and will be subject to at least an annual assessment for impairment by applying a fair-value based test. Effective May 1, 2001, the Company adopted Financial Accounting Standard Board ("FASB") No. 142 "Goodwill and Other Intangible Assets." On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets were assigned to those reporting units. In addition, all of the Company's goodwill has been assigned to these reporting units. The Company will complete the first step of the transitional goodwill impairment test during the Company's second quarter.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 during the first quarter of fiscal year 2002. Adoption of this standard resulted in the four derivative contracts being valued at their fair market value and the cumulative effect of the change in the accounting principle being recorded in other comprehensive income as the derivatives were entered for hedging purposes.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to the following market risks: interest rate risk, foreign currency rate risk, and commodity price risk.

Interest Rate Risk
------------------

The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance at July 22, 2001 of $18.5 million or $36.5 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's International Division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (7.7 percent at July 22, 2001), including a margin of
2.25 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company's exposure to interest rate increases, the Company entered into two interest rate cap contracts, which prevent the Company's interest rate from exceeding a weighted average of approximately 7.60 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. The interest rate caps in place cover approximately one third of the loan principal outstanding and the contracts are set to expire September 30, 2002 and August 31,

2003, respectively.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest exposure to a fixed rate of a weighted average of approximately 7.60 percent. The interest rate swap contracts in place as of the end of the fiscal year covered approximately one third percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has a revolving credit facility with variable interest as a result of the acquisition of Pat & Oscar's. The interest rate ranged from 7.5 to
10.0 percent during the last 12 months. The Company had a $2.0 million balance comprised of unpaid principal and interest.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company's net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduced the Company's exposure by decreasing its net investment. As of July 22, 2001, the Company's net investment in its Australia subsidiaries was $10.3 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

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


FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. These statements may include but are not limited to, statements regarding continuing growth in revenues and earnings.

The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company's ability to implement its strategic plan; 2) the Company's ability to continue to overcome any residual adverse publicity arising out of the E. coli incident last August; 3) whether the remodel of the Company's Australian Sizzler(R) restaurants will prove successful; 4) the Company's ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; and 5) other risks and factors as detailed from time to time in the Company's SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.

                 SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business.

Two subsidiaries of the Company are named defendants in eleven of fifteen lawsuits arising out of the E. coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The Company's meat supplier, Excel Corporation and the Company's franchisee, E&B Management Company and its principals are named defendants in some or all of the cases. The plaintiffs seek monetary damages in amounts to be determined for death, sickness or injuries arising out of the consumption of food allegedly contaminated with E. coli.

As of the date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flows.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. On August 29, 2001 Sizzler International, Inc. held its annual meeting of stockholders.

b.   The following directors were elected as members of the Board at the
     Meeting:


                                 Term
                               Expires             For             Withheld
                               -------             ---             --------
     James A. Collins            2004           23,575,186        2,516,867
     Charles F. Smith            2004           23,454,295        2,637,758

     The following directors' terms of office continued after the meeting

                                 Term
                                Expires
                                -------
     Charles L. Boppell          2002
     Phillip D. Matthews         2002
     Robert A. Muh               2002
     Barry E. Krantz             2003
     Kevin W. Perkins            2003

c. Proposal to amend the Company's 1997 Employee Stock Incentive Plan to increase the number of shares of Common Stock for which options may be granted or which may be sold as Restricted Stock under the Plan:


            For             Against           Witheld
            ---             -------           -------

         17,607,009        7,891,378          593,666



     Proposal to amend the Company's 1997 Non-Employee Directors' Stock Incentive Plan to increase the number of shares of Common Stock for which options may be granted under the Plan:


            For             Against           Witheld
            ---             -------           -------

         17,933,983        7,995,522          162,548



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K

     The Company filed a report on Form 8-K dated July 5, 2001 reporting:

            May 7, 2001 Sizzler issued a press release announcing the appointment of Kenneth Cole as President and Chief Executive Officer of Sizzler USA.

            May 10, 2001 Sizzler issued a press release announcing the Board authorization of an 500,000 additional shares of common stock under the Company's share repurchase program.

            June 19, 2001 Sizzler International, Inc. issued a press release announcing earnings for the fourth quarter and fiscal year.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIZZLER INTERNATIONAL, INC.
                                    Registrant




Date: August 31, 2001               /s/ Charles L. Boppell
                                    ----------------------------------
                                    Charles L. Boppell
                                    President, Chief Executive Officer
                                    and Director




Date: August 31, 2001               /s/ A. Keith Wall
                                    ----------------------------------
                                    A. Keith Wall
                                    Vice President and Chief Financial
                                    Officer (principal financial and
                                    accounting officer)





Date: August 31, 2001               /s/ Mary E. Arnold
                                    ----------------------------------
                                    Mary E. Arnold
                                    Vice President and Controller