Form 10-Q
period 2001-10-14
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2001-11-27
CIK 870760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 14, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 1-10711

                       WORLDWIDE RESTAURANT CONCEPTS, INC.
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

   15301 Ventura Blvd., Suite 300, Building B, Sherman Oaks, California 91403
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, including zip code)

                                 (818) 662-9800
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                           SIZZLER INTERNATIONAL, INC.
      6101 West Centinela Avenue, Suite 200, Culver City, California 90230
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No ____
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 23, 2001
----------------------------                   --------------------------------
Common Stock $0.01 Par Value                           27,205,005 shares

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            October 14,   April 30,
                      ASSETS                                    2001         2001
----------------------------------------------------------  -----------  -----------
                                                            (Unaudited)   (Audited)
Current Assets:
 Cash and cash equivalents                                   $ 18,399     $  9,997
 Restricted cash                                                3,339        7,852
 Receivables, net of reserves of $739 at
  October 14, 2001 and $965 at April 30, 2001                   2,911        2,464
 Inventories                                                    4,116        4,211
 Current tax asset                                              3,680        3,324
 Prepaid expenses and other current assets                      2,417        2,554
----------------------------------------------------------  -----------  -----------
   Total current assets                                        34,862       30,402
----------------------------------------------------------  -----------  -----------
Property and equipment, net                                    60,023       60,011
Property held for sale, net                                     3,864        3,996
Long-term notes receivable, net of reserves of $3
 at October 14, 2001 and $17 at April 30, 2001                    833          994
Deferred income taxes                                           2,397        2,425
Goodwill, net of accumulated amortization of
 $659 at October 14, 2001 and $659 at April 30, 2001           19,562       19,491
Intangible assets, net of accumulated amortization of
 $967 at October 14, 2001 and $893 at April 30, 2001            2,220        2,208
Other assets                                                    2,669        3,035
----------------------------------------------------------  -----------  -----------
   Total assets                                              $126,430     $122,562
==========================================================  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              October 14,   April 30,
          LIABILITIES AND STOCKHOLDERS' INVESTMENT               2001         2001
------------------------------------------------------------  -----------  -----------
                                                              (Unaudited)   (Audited)
Current Liabilities:
 Current portion of long-term debt                            $   4,627    $   5,597
 Accounts payable                                                10,045        9,078
 Other current liabilities                                       11,934        9,626
 Income taxes payable                                             1,544        1,870
------------------------------------------------------------  -----------  -----------
   Total current liabilities                                     28,150       26,171
------------------------------------------------------------  -----------  -----------

 Long-term debt, net of current portion                          25,217       24,085

 Deferred gains and revenues                                      8,074        8,307

 Pension liability                                                9,289        9,482
------------------------------------------------------------  -----------  -----------
   Total liabilities                                             70,730       68,045
------------------------------------------------------------  -----------  -----------

Stockholders' Investment:
 Capital stock -
  Preferred, authorized 1,000,000 shares, $5 par value;
   no shares issued                                                  --           --
  Common, authorized 50,000,000 shares, $0.01 par value;
   outstanding 27,205,005 shares at October 14, 2001
  and 27,744,799 shares at April 30, 2001                           293          291
 Additional paid-in capital                                     279,880      279,846
 Accumulated deficit                                           (215,027)    (217,046)
 Treasury stock, 2,000,000 shares at October 14, 2001
  and 1,363,800 shares at April 30, 2001, at cost                (4,135)      (3,189)
 Accumulated other comprehensive loss                            (5,311)      (5,385)
------------------------------------------------------------  -----------  -----------
   Total stockholders' investment                                55,700       54,517
------------------------------------------------------------  -----------  -----------
   Total liabilities and stockholders' investment             $ 126,430    $ 122,562
============================================================  ===========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE TWENTY-FOUR WEEKS ENDED OCT. 14, 2001 AND OCT. 15, 2000
                      (In thousands, except per share data)


                                                                   Oct. 14,               Oct. 15,
                                                                    2001                   2000
-----------------------------------------------------            -----------             ---------
                                                                 (Unaudited)             (Unaudited)
Revenues
 Restaurant sales                                                $   117,298             $ 104,766
 Franchise revenues                                                    3,917                 4,529
-----------------------------------------------------            -----------             ---------
 Total revenues                                                      121,215               109,295
-----------------------------------------------------            -----------             ---------
Costs and Expenses
 Cost of sales                                                        40,067                37,676
 Labor and related expenses                                           33,586                29,263
 Other operating expenses                                             28,754                24,692
 Depreciation and amortization                                         4,358                 3,914
 General and administrative expenses                                  10,777                 9,229
-----------------------------------------------------            -----------             ---------
 Total operating costs                                               117,542               104,774
-----------------------------------------------------            -----------             ---------
 Interest expense                                                      2,171                 1,680
 Investment income                                                      (912)               (1,012)
 Gain on sale of assets                                                 (412)                    -
-----------------------------------------------------            -----------             ---------
 Total costs and expenses                                            118,389               105,442
-----------------------------------------------------            -----------             ---------
Income before provision for income taxes                               2,826                 3,853
-----------------------------------------------------            -----------             ---------
Provision for income taxes                                               807                   678
-----------------------------------------------------            -----------             ---------
Net income                                                       $     2,019             $   3,175
=====================================================            ===========             =========


Basic and diluted earnings per share                             $      0.07             $    0.11
=====================================================            ===========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE TWELVE WEEKS ENDED OCT. 14, 2001 AND OCT. 15, 2000
                      (In thousands, except per share data)


                                                                              Oct. 14,             Oct. 15,
                                                                               2001                 2000
-----------------------------------------------------                       -----------          ----------
                                                                             (Unaudited)          (Unaudited)
Revenues
 Restaurant sales                                                           $    58,025          $   52,454
 Franchise revenues                                                               1,918               2,183
-----------------------------------------------------                       -----------          ----------
 Total revenues                                                                  59,943              54,637
-----------------------------------------------------                       -----------          ----------
Costs and Expenses
 Cost of sales                                                                   19,866              18,733
 Labor and related expenses                                                      16,687              15,029
 Other operating expenses                                                        14,480              12,761
 Depreciation and amortization                                                    2,198               2,109
 General and administrative expenses                                              5,300               4,917
-----------------------------------------------------                       -----------          ----------
 Total operating costs                                                           58,531              53,549
-----------------------------------------------------                       -----------          ----------
 Interest expense                                                                 1,052                 933
 Investment income                                                                 (440)               (452)
-----------------------------------------------------                       -----------          ----------
 Total costs and expenses                                                        59,143              54,030
-----------------------------------------------------                       -----------          ----------
Income before provision for income taxes                                            800                 607
-----------------------------------------------------                       -----------          ----------
Provision for income taxes                                                          445                 297
-----------------------------------------------------                       -----------          ----------
Net income                                                                  $       355          $      310
=====================================================                       ===========          ==========


Basic and diluted earnings per share                                        $      0.01          $     0.01
=====================================================                       ===========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-FOUR WEEKS ENDED OCT. 14, 2001 AND OCT. 15, 2000
                                 (in thousands)

                                                                                        Oct. 14,        Oct. 15,
                                                                                          2001            2000
----------------------------------------------------------------------------           -----------    ------------
                                                                                       (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income                                                                             $     2,019    $      3,175
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                             4,358           3,914
   Net gain on sale of assets                                                                 (412)              -
   Deferred income taxes                                                                      (329)            (19)
   Other                                                                                      (347)              0
Changes in operating assets and liabilities:
   Receivables                                                                                (292)            702
   Inventories                                                                                  87             457
   Prepaid expenses and other current assets                                                   537            (128)
   Accounts payable                                                                            997            (961)
   Accrued liabilities                                                                       2,354             555
   Income taxes payable                                                                       (320)         (1,565)
----------------------------------------------------------------------------           -----------    ------------
Net cash provided by operating activities                                                    8,652           6,130
----------------------------------------------------------------------------           -----------    ------------
INVESTING ACTIVITIES
   Additions to property and equipment                                                      (5,146)        (11,503)
   Disposal of property and equipment                                                        1,047           5,975
   Acquisition of Pat & Oscar's net of cash acquired                                             -         (16,383)
   Payments in escrow, Pat & Oscar's acquisition                                                 -          (1,151)
   Other, net                                                                                  216             145
----------------------------------------------------------------------------           -----------    ------------
Net cash used in investing activities                                                       (3,883)        (22,917)
----------------------------------------------------------------------------           -----------    ------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                                3,000               -
   Reduction of long-term debt                                                              (2,785)         (1,826)
   Repurchase of common stock                                                                 (946)           (946)
   Other, net                                                                                  (13)            (72)
----------------------------------------------------------------------------           -----------    ------------
Net cash used in financing activities                                                         (744)         (2,844)
----------------------------------------------------------------------------           -----------    ------------
Net increase (decrease) in cash, cash equivalents and restricted cash                        4,025         (19,631)
----------------------------------------------------------------------------           -----------    ------------
Effect of foreign exchange on cash                                                            (136)         (1,470)
----------------------------------------------------------------------------           -----------    ------------
Cash, cash equivalents and restricted cash
   at beginning of period                                                                   17,849          38,789
----------------------------------------------------------------------------           -----------    ------------
Cash, cash equivalents and restricted cash
   at end of period                                                                    $    21,738    $     17,688
============================================================================           ===========    ============

Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest                                                                               $     2,101    $      1,524
Income taxes                                                                           $       946    $      2,035

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 14, 2001


1.      General:

        The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. and its wholly owned subsidiaries ("WRC" or the "Company"). The financial statements include the Company's worldwide operation of the Sizzler(R) family steak house concept, including Company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, the operation of Kentucky Fried Chicken(R) ("KFC(R)") franchises in Queensland, Australia and the operation of Pat & Oscar's Company-owned outlets in the United States. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

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

2.      Earnings Per Share:

        The following table sets forth the computation of basic and diluted EPS:

                                                                      Twelve weeks ended        Twenty-four weeks ended
                                                                  --------------------------   --------------------------
                                                                  October 14,    October 15,   October 14,    October 15,
        In thousands, except EPS                                     2001           2000          2001           2000
                                                                  --------------------------   --------------------------
        Numerator for basic and diluted EPS
         Net income                                               $       355    $       310   $     2,019    $     3,175
                                                                  ===========    ===========   ===========    ===========

        Denominator for basic EPS - weighted average
          shares of common stock outstanding                           27,218         27,776        27,256         27,907
        Effect of dilutive stock options                                   14            121            67            234
                                                                  -----------    -----------   -----------    -----------
        Denominator for diluted EPS - adjusted
          weighted average shares outstanding                          27,232         27,897        27,323         28,141
                                                                  ===========    ===========   ===========    ===========

        Antidilutive options not included in computation
          of diluted EPS                                                4,217          3,793         4,164          3,680

        Basic and diluted earnings per share                      $      0.01    $      0.01   $      0.07    $      0.11
                                                                  ===========    ===========   ===========    ===========

3.      Comprehensive Income:

        Comprehensive income, for the quarters ended October 14, 2001 and October 15, 2000, are as follows (in thousands):

                                                                     Twelve weeks ended      Twenty-four weeks ended
                                                                 -------------------------  --------------------------
                                                                 October 14,   October 15,  October 14,    October 15,
                                                                    2001          2000         2001           2000
                                                                 -------------------------  --------------------------
        Net Income                                               $       355   $       310  $     2,019    $     3,175
        Foreign currency translation
         adjustments (no tax effect)                                     252           960          255            918
        Adoption of SFAS 133: Cumulative effect
          of change in accounting principle, net of tax                    -             -         (242)             -
        Gain (loss) on derivative instrument, net of tax                 (13)            -           61              -
                                                                 -----------------------------------------------------
           Total comprehensive income                            $       594   $     1,270  $     2,093    $     4,093
                                                                 =====================================================

4.      Segment Information:

        Substantially all of the Company's revenue results from the sale of menu items at restaurants operated by the Company or by franchisees. The Company's reportable segments are based on geographic area and product type. Sizzler USA consists of all United States and Latin America Sizzler(R) restaurants and franchise operations. Pat & Oscar's consists of twelve Pat & Oscar's(SM)
     restaurants in southern California and Arizona. Sizzler International consists of all foreign Company and franchise operated Sizzler(R) restaurants. KFC consists of KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. Intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead.

                                                   Twelve weeks ended                Twenty-four weeks ended
                                             -----------------------------        ----------------------------------
                                              October 14,      October 15,        October 14,            October 15,
                                                 2001             2000               2001                   2000
                                             ------------      -----------        -----------            -----------
     Revenues (in thousands):
     ------------------------
     Sizzler - USA                           $     24,095      $    22,816        $    49,937            $    48,282
     Oscar's                                        8,513            3,781             17,304                  3,781
     Sizzler - International                        8,049            8,365             15,633                 17,173
     KFC                                           19,286           19,675             38,341                 40,059
                                             ------------      -----------        -----------            -----------
     Total revenues                          $     59,943      $    54,637        $   121,215            $   109,295
                                             ============      ===========        ===========            ===========

     Earnings before interest and taxes
     -----------------------------------
     (in thousands):
     ---------------
     Sizzler - USA                           $      1,492      $     1,359        $     3,929            $     3,964
     Oscar's                                           30             (363)               543                   (363)
     Sizzler - International                          384              270                552                    616
     KFC                                            2,214            2,171              4,387                  4,580
     Corporate and other                           (2,708)          (2,349)            (5,326)                (4,276)
                                             ------------      -----------        -----------            -----------
     Total earnings before interest
        and taxes                            $      1,412      $     1,088        $     4,085            $     4,521
                                             ============      ===========        ===========            ===========

     Reconciliation to pre-tax income:
     ---------------------------------
     Interest expense                        $      1,052      $       933        $     2,171            $     1,680
     Investment income, net                          (440)            (452)              (912)                (1,012)
                                             ------------      -----------        -----------            -----------
     Income before income taxes              $        800      $       607        $     2,826            $     3,853
                                             ============      ===========        ===========            ===========

     Earnings before interest and taxes includes operating results before investment income, interest expense, income taxes and non-recurring charges. The corporate and other component of earnings before interest and taxes represents corporate selling, and general and administrative expenses.

5.   Pat & Oscar's:

     On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants doing business under the name Pat & Oscar's(SM) (formerly operated under the name "Oscar's"). The Company has accounted for the acquisition under the purchase method; accordingly the statements of operations include the results of Pat & Oscar's since the date of acquisition. The acquisition resulted in goodwill of approximately $18.6 million before potential earn-outs.

     Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 and 1999 (in thousands, except per share amounts):

                                                         Twelve weeks ended       Twenty-four weeks ended
                                                      ------------------------- ---------------------------
                                                        October 15, October 17,  October 15,     October 17,
                                                           2000       1999          2000            1999
                                                      ------------------------- ---------------------------
     Revenues                                         $    57,615   $ 61,736     $ 119,622       $ 125,158
     Net Income                                               100      1,455         2,931           3,943
     Basic and diluted net income per share                  0.00       0.05          0.10            0.14
     Shares used in per share calculation                  27,897     29,047        28,141          28,996

     The above net income amounts include goodwill amortization

6.   Goodwill and Intangible Assets:

     Effective May 1, 2001, the Company adopted Financial Accounting Standard Board ("FASB") No. 142 "Goodwill and Other Intangible Assets ("SFAS 142")." On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed the first step of the transitional goodwill impairment test during the second quarter and no impairment was recorded. The following sets forth the intangible assets by major asset class (in thousands):

                                       October 14, 2001   April 30, 2001
                                       ----------------   --------------
     Amortized intangibles:
        Franchise rights               $          2,229   $        2,174
          Accumulated amortization                 (711)            (662)

     Unamortized intangible assets:
        Trademarks                                  317              286
          Accumulated amortization                  (67)             (47)

     Other intangibles:                             641              641
          Accumulated amortization                 (189)            (184)
                                       ----------------   --------------
     Total intangibles                            3,187            3,101
     Total accumulated amortization                (967)            (893)
                                       ----------------   --------------
        Net intangibles                $          2,220   $        2,208
                                       ================   ==============

     Aggregate amortization expense on intangible assets was approximately $30,000 for the quarter ended October 14, 2001. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

     The changes in the carrying amount of goodwill for the quarter ended October 14, 2001, are as follows (in thousands):

                                                          Sizzler
                                              WRC           USA      Pat & Oscar's      Total
                                              ---           ---      -------------      -----
     Balance as of April 30, 2001         $         -   $     1,449  $      18,042   $     19,491
     Goodwill acquired during the year             71             -              -             71
     Impairment losses                              -             -              -              -
                                          -----------   -----------  -------------   ------------
     Balance as of October 14, 2001       $        71   $     1,449  $      18,042   $     19,562
                                          ===========   ===========  =============   ============

     A reconciliation of reported net income to net income adjusted to reflect adoption of SFAS 142 in the quarter ended October 14, 2001 is as follows (in thousands):

                                             Twelve weeks ended        Twenty-four weeks ended
                                          -------------------------  ----------------------------
                                          October 14,   October 15,   October 14,    October 15,
                                              2001          2000          2001           2000
                                          -------------------------  ----------------------------
     Reported net income                  $       355   $       310  $       2,019   $      3,175
     Add back: goodwill amortization                -           109              -            109
                                          -------------------------  ----------------------------
     Adjusted net income                  $       355   $       419  $       2,019   $      3,284
                                          =========================  ============================
     Basic and diluted earnings per share:
        Adjusted and reported basic and
          diluted earnings per share      $      0.01   $      0.02  $        0.07   $       0.12

     7.   Interest Rate Swaps and Hedges:

          The Company is a party to four derivative contracts. The two interest rate swap contracts and two interest rate cap contracts were a required condition of the loan agreement entered by the Company's international division. The loan agreement requires that sixty-six percent of the outstanding principal balance be hedged and converted to fixed rate debt using derivative contracts. The four contracts cover the required sixty-six percent of the remaining principal balance. The Company entered the contracts to hedge the future cash interest payments related to the variable rate debt. The Company has designated these derivatives as cash flow hedges and recorded the existing liability and unrecognized losses. All of the change in value of the derivatives is recorded in other comprehensive income as no ineffectiveness exists. The net liability recorded on the balance sheet and the unrecognized loss in other comprehensive income will be reduced as interest payments are made by the Company's International Division. A portion of each payment represents a settlement of a portion of the recognized liability. The net liabilities recorded on the balance sheet will be reduced to zero at the expiration of the contracts that correspond with the repayment of the loan by the Company's International Division expected in August of 2003.

     8.   Commitments and Contingencies:

          On July 9, 2001 the Company entered into a ten-year lease agreement with Galleria Park Partners, LLC commencing October 29, 2001. The agreement commits the Company to pay $0.6 million in annual fixed rent. The location will be used for the Company's corporate office.

          On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company ("Reliance") was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company's primary general liability and workers' compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company's first level excess general liability carrier with respect to for claims against the Company arising out of the July 2000 E. coli incident in Milwaukee.

          As a result of the legal proceedings affecting Reliance, the Company's ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance's liquidation proceedings are likely to have any material adverse impact upon the Company.

     9.   Authoritative pronouncement:

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow. The Company will adopt SFAS No. 144 beginning in the first quarter of fiscal 2003.

              WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
TWELVE WEEKS ENDED OCTOBER 14, 2001 VERSUS OCTOBER 15, 2000
-----------------------------------------------------------

CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended October 14, 2001 were $59.9 million compared to $54.6 million for the quarter ended October 15, 2000, an increase of $5.3 million or 9.7 percent. The increase is primarily due to the addition of Pat & Oscar's which accounted for $8.5 million in sales this quarter compared to $3.8 million in the prior year quarter, which included only seven weeks of post acquisition operations. In addition, there were four more domestic Sizzler locations than in the same period in the prior year. Both the international Sizzler(R) and KFC(R) restaurants had increases in same store sales due to successful menu promotions. These revenue increases were partially offset by a decline in same store sales from the Company's U.S. restaurants due to a slowing domestic economy that further deteriorated as a result of the September 11, 2001 incidents. Further offsetting the revenue increase was a 9.1 percent decrease in the Australian dollar exchange rate that reduced revenues by $2.7 million.

The following table shows the change in Company-operated same store sales over prior year.

                                                   FY 2001                       FY 2002
                                    -------------------------------------    ---------------
                                    QTR 1     QTR 2      QTR 3      QTR 4    QTR 1     QTR 2
                                    -----     -----      -----      -----    -----     -----
SIZZLER
-------
   Sizzler USA                        1.9%      0.7%       0.1%      -1.6%    -3.2%     -0.7%

   Sizzler International
   (Based on A$)                      0.6%     -4.1%      -0.5%      -1.8%    -2.0%      7.9%

KFC
---
   (Based on A$)                      6.1%      4.0%       2.6%      -2.7%     1.3%      3.7%

PAT & OSCAR'S
-------------
   USA                                n/a       4.9%       5.5%       2.5%    -0.9%     -1.8%

Consolidated operating expenses for the quarter ended October 14, 2001 were $58.5 million compared to $53.5 million for the quarter ended October 15, 2000, an increase of $5.0 million or 9.3 percent. The increase is primarily due to having five more weeks of Pat & Oscar's operations, the addition of new Pat & Oscar's(SM) and KFC(R) restaurants and the addition of four Sizzler(R) U.S. restaurants that were previously franchised. Utility rate increases in the U.S. contributed to the increase in operating expenses. These increases were partially offset by a 9.1 percent decrease in the Australian dollar exchange rate.

Interest expense was $1.1 million in the current quarter compared to $0.9 million in the same period of the prior year, an increase of $119,000, or 12.8 percent. The increase in interest expense is primarily due to higher debt assumed with the Company's acquisition of Pat & Oscar's and to the Company's additional borrowings under the Heller Financial Services loan. Interest expense also includes interest on the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental retirement plan covering ten former and one active employee. Investment income was $0.4 million in the current quarter compared to $0.5 million in the same period of the prior year, a decrease of $12,000 or 2.7 percent which was primarily due to lower interest rates.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $0.4 million in the current quarter compared to $0.3 million in the same period of the prior year. The effective income tax rate increased from 18.0 percent for the twelve weeks ended October 15, 2000 to 29.0 percent for the twelve weeks ended October 14, 2001 due to higher income in our international division which does not benefit from domestic net operating loss deductions.

SIZZLER USA OPERATIONS
----------------------

Total revenues for the quarter ended October 14, 2001 were $24.1 million compared to $22.8 million for the quarter ended October 15, 2000, an increase of
5.6 percent. Restaurant sales for the current quarter were $22.6 million compared to $21.1 million in the same period of the prior year. The sales increase is primarily due to an increase in Company-owned stores to 67 compared to 63 last year and partially offset by a decrease in same store sales. Since the first quarter of last year, the Company closed one store due to redevelopment, acquired four franchised restaurants and opened one new restaurant. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives. Same store sales decreased 0.7 percent from the same period last year due to a slowing U.S. economy that has further deteriorated as a result of the September 11, 2001 incidents. In addition, the California economy has been particularly affected by previously instituted utility rate increases. However, the Company's re-imaging of the Sizzler(R) brand and related promotional and operational initiatives have resulted in positive underlying sales trends as indicated by the improvement in same store sales compared to the first quarter of Fiscal Year 2002.

Management believes that sales will recover from the September 11 attacks in the near term and is focusing its efforts on driving sales through marketing promotions and operational improvements. Franchise revenue was $1.5 million in the current quarter compared to $1.7 million in the same period of the prior year, a decrease of $0.2 million or 13.3 percent. Franchise revenues were produced by 185 franchised Sizzler(R) restaurants, including 13 in Latin America, in the current quarter compared to 194 franchised Sizzler(R) restaurants, including 13 in Latin America, in the same period of the prior year. The revenue decrease is due to having 9 fewer franchise locations coupled with lower sales volumes.

Prime costs were $14.6 million in the current quarter compared to $14.0 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 64.6 percent of sales compared to 66.4 percent in the same period of the prior year. The decrease is due to reductions in food costs associated with tighter controls and purchasing effectiveness and to labor cost controls. The increase in total prime costs is due to having four more restaurants than in the prior year.

Other operating expenses amounted to $5.8 million for the current quarter compared to $5.4 million for the same period of the prior year. This increase is primarily due to the additional restaurants and utility rate increases.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family grill concept offering a selection of grilled steak, chicken, seafood, sandwiches and specialty platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment. As part of the re-imaging, the Company has launched a menu redevelopment initiative that includes testing new grilled entrees and side-dishes and re-designed menu boards. New marketing programs will accompany these programs. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. The Company has completed its interior remodels with its Company-operated locations and expects to complete the re-imaging of its franchise locations before the end of fiscal year 2003.

PAT & OSCAR'S OPERATIONS
------------------------

Pat & Oscar's generated $8.5 million in revenues for the quarter ended October 14, 2001 compared to $3.8 million in the same period of the prior year. The increase in revenues is primarily due to an increase in the number of stores. There were 12 restaurants at the end of current quarter compared to 9 in the prior year. In addition, the prior year quarter included only seven weeks of post acquisition operations. Same store sales decreased 1.8 percent for the quarter due to the effects of a slowing U.S. economy and the September 11, 2001 incidents and cannibalization of sales caused by certain newly opened restaurants.

Prime costs, which include food and labor, were $5.1 million or 59.5 percent of sales in the current quarter compared to $2.4 million or 64.7 percent in the same period of the prior year. This improvement is due to significant food cost savings related to new vendor contracts where the benefits of the Company's purchasing leverage has resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor controls reduced overall labor costs. Total prime costs increased due to additional weeks of operations and to new restaurants.

Other operating expenses amounted to $2.2 million for the current quarter compared to $0.9 million for the same period in the prior year primarily due to new restaurant openings and five additional weeks of operations.

Pat & Oscar's continued to show positive earnings before interest and taxes "EBIT" for the current quarter and is expected to be accretive to earnings for fiscal year 2002. The Company is on track to open three to four new locations during the remainder of fiscal year 2002 with two openings projected for next quarter.

Due to the adoption of SFAS 142, the Company discontinued amortizing the goodwill that resulted from the acquisition of Pat & Oscar's restaurants. The Company will test the resulting goodwill for impairment, at least annually. See
Note 6 - Goodwill and Intangible Assets, to Consolidated Financial Statements.

SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the quarter ended October 14, 2001 were $8.0 compared to $8.4 million for the quarter ended October 15, 2000, a decrease of $0.4 million or
3.8 percent. The revenue decrease was primarily caused by a 9.1 percent decrease in the Australian dollar exchange rate and to having one less restaurant in the current quarter compared to the same period in the prior year. These decreases were partially offset by a 7.9% increase in same store sales driven by successful marketing promotions that increased customer traffic. Restaurant sales for the current quarter were $7.6 million compared to $7.9 million in the same period of the prior year, produced by 30 restaurants operating during the current quarter and 31 during the same period of the prior year. Franchise revenue was $402,000 in the current quarter compared to $435,000 in the same period of the prior year, a decrease of $33,000 or 7.6 percent. This decrease is due to the 9.1 percent decrease in the Australian dollar exchange rate partially offset by royalties from additional franchise locations. Franchise revenues were produced by three joint ventures and 56 franchised Sizzler(R) locations in the current quarter compared to three joint ventures and 54 franchised Sizzler(R) locations in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $5.2 million in the current quarter compared to $5.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 68.2 percent of sales compared to 68.0 percent in the same period of the prior year due to higher labor costs associated with higher hourly wages partially offset by lower commodity prices.

Other operating expenses amounted to $1.9 million for the current quarter compared to $2.0 million for the same period of the prior year, primarily due to lower exchange rates. Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently three units being tested and the Company will continue to monitor these locations before proceeding with the remodel program in Australia. We are also planning to test a Sizzler(R) restaurant in a club, which is a popular dining venue in Australia.

KFC(R) OPERATIONS
-----------------

Revenues for the quarter ended October 14, 2001 were $19.3 million compared to $19.7 million for the quarter ended October 15, 2000, a decrease of $0.4 million or 2.0 percent. This decrease is due to a 9.1 percent decrease in the Australian dollar exchange rate, partially offset by a 3.7% increase in same store sales and increased sales from having three more units in operation compared to the same period in the prior year. Sales for the current quarter reflect 107 restaurants operating during the current quarter compared to 104 restaurants in the same period of the prior year.

Prime costs were $11.7 million in the current quarter compared to $11.9 million in the same period of the prior year. Prime costs, which include food, paper and labor, remained flat at 60.6 percent of sales compared to the same period of the prior year due to slightly higher food costs associated with recent promotions offset by labor cost improvements.

Other operating expenses amounted to $4.7 million for the current quarter compared to $4.7 million for the same period of the prior year. Operating expenses increased due to three additional restaurants operated in the current quarter than in the prior year quarter and were offset by a 9.1 percent decline in the Australian dollar exchange rate.

Management is continuing its facilities upgrade and is testing the introduction of three-window "face-to-face" drive thru operations in four of our new store locations.

RESULTS OF OPERATIONS
---------------------
TWENTY-FOUR WEEKS ENDED OCTOBER 14, 2001 VERSUS OCTOBER 15, 2000
----------------------------------------------------------------

CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the twenty-four weeks ended October 14, 2001 were $121.2 million compared to $109.3 million for the twenty-four weeks ended

October 15, 2000, an increase of $11.9 million or 10.9 percent. The increase is primarily due to the addition of Pat & Oscar's which accounted for $17.3 million in sales this period compared to $3.8 million in the prior year period, which included only seven weeks of post acquisition operations. In addition, there were eight more U.S. Sizzler(R) locations. Both the international Sizzler(R) and KFC(R) restaurants had increases in same store sales due to successful menu promotions. These revenue increases were partially offset by a decline in same store sales from the Company's U.S. restaurants due to a slowing domestic economy that further deteriorated as a result of the September 11, 2001 incidents. Further offsetting these revenue increases was a 10.5 percent decrease in the Australian dollar exchange rate that reduced revenues by $6.3 million.

Consolidated operating expenses for the twenty-four weeks were $117.5 million compared to $104.8 million in the prior year, an increase of $12.7 million or
12.2 percent. The increase is primarily due to having 17 more weeks of Pat & Oscar's operations, and the addition of new Pat & Oscar's(SM) and KFC(R) restaurants and the addition of seven Sizzler(R) U.S. restaurants that were previously franchised. Utility rate increases in the U.S. also contributed to the increase in operating expenses. These increases are partially offset by a
10.5 percent decline in the Australian dollar exchange rate.

Interest expense was $2.2 million for the twenty-four weeks ended October 14, 2001 compared to $1.7 million in the same period of the prior year, an increase of $0.5 million or 29.2 percent. This increase is primarily due to debt assumed with the acquisition of Pat & Oscar's and the Company's loan with Heller Financial Services. Interest expense also includes interest on the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental retirement plan covering ten former and one active employee. Investment income was $0.9 million compared to $1.0 million in the same period of the prior year, a decrease of $0.1 million, or 9.9 percent primarily due to lower interest rates.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes. The provision amounted to $0.8 million in the first twenty-four weeks of fiscal year 2002 compared to $0.7 million in the same period of the prior year, an increase of $0.1 million or 19.0 percent. The effective income tax rate increased from
49.0 percent for the twenty-four weeks ended October 15, 2000 to 56.0 percent for the twenty-four weeks ended October 14, 2001 due to higher income in our international division which does not benefit from domestic net operating loss deductions.

SIZZLER USA OPERATIONS
----------------------

Total revenues for the twenty-four weeks ended October 14, 2001 were $49.9 million compared to $48.3 million for the twenty-four weeks ended October 15, 2000, an increase of $1.7 million or 3.4 percent. Restaurant sales were $46.8 million compared to $44.6 million in the same period of the prior year. The increase is primarily due to an increase in Company-owned stores to 67 this year compared to 60 last year. Since the first quarter of last year, the Company closed one store due to redevelopment, acquired seven franchised restaurants and opened one new store. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives. Same store sales have decreased due to an already slowing economy, which further deteriorated as a result of the September 11, 2001 incidents. In addition, the California economy has been particularly affected by previously instituted utility rate increases. Franchise revenue was $3.1 million for the first twenty-four weeks of this year compared to $3.7 million in the same period of the prior year, a decrease of $0.6 million or 13.7 percent. Franchise revenues were produced by 185 franchised Sizzlers, including 13 in Latin America, in the current period compared to 194 franchised Sizzlers, including 13 in Latin America, in the same period of the prior year. The revenue decrease is due to having 9 fewer franchise locations coupled with lower sales volumes.

Prime costs were $30.2 million for the twenty-four weeks ended October 14, 2001 compared to $29.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 64.6 percent of sales compared to 65.5 percent in the same period of the prior year. The decrease is due to reductions in food costs associated with tighter controls and purchasing effectiveness partially offset by increased labor costs which have resulted from a higher workers compensation rate and to additional managers added to promote sales growth and guest service. The increase in total prime costs is due to having more restaurants than in the prior year.

Other operating expenses amounted to $11.9 million for the current year compared to $10.7 million for the same period of the prior year. This increase is primarily due to increases in utilities and to having more restaurants than in the prior year.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family grill concept offering a selection of grilled steak, chicken, seafood, sandwiches and specialty platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment. As part of the re-imaging initiative, the Company has launched a menu redevelopment initiative that includes testing new grilled entrees and side-dishes and re-designed menu boards. New marketing programs will accompany these programs. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. The Company has completed its interior remodels with its Company-operated locations and expects to complete the re-imaging of its franchise locations before the end of fiscal year 2003.

PAT & OSCAR'S OPERATIONS
------------------------

Total revenues for the quarter ended October 14, 2001 were $17.3 million compared to $3.8 million in the same period of the prior year. The acquisition of Pat & Oscar's occurred during the second quarter of the prior year therefore there were 24 weeks of operations in the current year compared to seven in the prior year. In addition, there were 12 restaurants at the end of the current quarter compared to 9 in the prior year.

Prime costs, which include food and labor, were $10.1 million compared to $2.4 million in the same period of the prior year. Prime costs represent 58.2 percent of sales, compared to 64.7 percent in the same period of the prior year. This improvement is due to significant food cost savings related to new vendor contracts where the benefits of the Company's purchasing leverage has resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor cost controls reduced overall labor costs. Total prime costs increased due to additional weeks of operations and to new restaurants.

Other operating expenses amounted to $4.2 million in the current period compared to $0.9 million in the same period of the prior year primarily due to new restaurant openings and seventeen additional weeks of operations.

Pat & Oscar's contributed positive EBIT for the current period and is expected to be accretive for the fiscal year. The Company is on track to open three to four new locations in fiscal year 2002.

Due to the adoption of SFAS 142, the Company discontinued amortizing the goodwill that resulted from the acquisition of Pat & Oscar's(SM) restaurants and the Company will test the resulting goodwill for impairment, at least annually. See Note 6 - Goodwill and Intangible Assets, to Consolidated Financial Statements.

SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the twenty-four weeks ended October 14, 2001 were $15.6 compared to $17.2 million for the twenty-four weeks ended October 15, 2000, a decrease of $1.6 million or 9.0 percent. The revenue decrease was primarily caused by a 10.5 percent decrease in the Australian dollar exchange rate, and having one less unit in the current period compared to the same period in the prior year. These decreases were partially offset by an increase in same store sales driven by successful marketing promotions. Restaurant sales for the twenty-four weeks ended October 14, 2001 were $14.9 million compared to $16.3 million in the same period of the prior year, produced by 30 restaurants operating during the current year and 31 restaurants operating in the same period of the prior year. Franchise revenue was $0.7 million in the current year compared to $0.9 million in the same period of the prior year, a decrease of $0.2 million or 12.9 percent. This decrease is primarily due to the 10.5 percent decrease in the Australian dollar exchange rate. Three joint venture restaurants and 56 international franchised restaurants produced current franchise revenues. In the same period of the prior year, the Company operated three joint venture restaurants and 54 international franchised restaurants. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $10.2 million for the twenty-four weeks ended October 14, 2001 compared to $11.1 million in the same period of the prior year. Prime costs, which include food, paper and labor, were 68.6 percent of sales in the current year compared to 68.2 percent of sales in the same period of the prior year. This increase is due to higher labor costs associated with higher hourly wages, partially offset by lower commodity prices that may or may not continue.

Other operating expenses amounted to $3.7 million for the current fiscal year compared to $4.0 million for the same period of the prior year primarily due to lower exchange rates.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. There are currently three units being tested and the Company will continue to monitor these locations before proceeding with the remodel program in Australia. We are also planning to test a Sizzler(R) restaurant in a club, which is a popular dining venue in Australia.

KFC OPERATIONS
--------------

Revenues for the twenty-four weeks ended October 14, 2001 were $38.3 million compared to $40.1 million for the twenty-four weeks ended October 15, 2000, a decrease of $1.7 million or 4.3 percent. This decrease is due to a 10.5 percent decrease in the Australian dollar exchange rate, partially offset by an increase in same store sales and sales from three more units in operation compared to the same period in the prior year. Sales for the current quarter reflect 107 restaurants operating during the current quarter compared to 104 restaurants in the same period of the prior year.

Prime costs were $23.2 million in the current year compared to $24.1 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased slightly to 60.4 percent of sales compared to 60.3 percent in the same period of the prior year due to labor rate increases.

Other operating expenses amounted to $9.2 million for the current year compared to $9.6 million for the same period of the prior year primarily due to a decrease in the Australian dollar exchange rate.

Management is continuing its facilities upgrade and is testing the introduction of three-window "face-to-face" drive thru operations in four of our new store locations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of liquidity is cash flows from operations, which was $8.7 million for the first twenty-four weeks of fiscal year 2002 compared to $6.1 million for the same period of the prior year. The increase is due to fluctuations in the Company's operating account balances partially offset by a $1.2 million decrease in net income.

The Company's working capital at October 14, 2001 was $6.7 million including cash and cash equivalents of $18.4 million. At April 30, 2001 the Company had a working capital surplus of $4.2 million. This increase is primarily due to net cash provided by operating activities and additional borrowings, partially offset by expansion of Pat & Oscar's and funds expended for international remodeling initiatives. The current ratio was 1.2 at October 14, 2001 and 1.2 at April 30, 2001.

Total Assets / Capital Expenditures
-----------------------------------

At October 14, 2001, total assets were $126.4 million, an increase of $3.9 million or 3.2 percent from April 30, 2001 primarily due to the increase in cash and cash equivalents. Property and equipment, excluding property held for sale, represented approximately 47.5 percent of total assets at October 14, 2001 and
49.0 percent at April 30, 2001.

Capital expenditures were $5.1 million for the twenty-four weeks ended October 14, 2001 and $11.5 million for the same period last year. The current year's capital expenditures were primarily used for development of two new Pat & Oscar's(SM) restaurants and refurbishment of existing restaurants. The Company anticipates increased international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.

Debt
----

The Company's debt includes a credit facility with Westpac Banking Corporation in Australia ("Westpac"). The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate plus a 2.25 percent margin. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. At the end of the quarter, the Company's unpaid principal balance on the Westpac facility was approximately $17.5 million.

In addition, the Company has a $10.0 million, seven year term loan with Heller Financial Services that is amortized based on 15 years, with an interest rate of
9.58 percent. Under the terms of the agreement, the Company has borrowed $8.0 million to date and had the right to borrow the remaining balance under certain conditions, on or before

November 15, 2001. A portion of the Company's real estate and personal property in the U.S. are collateral for the loan, The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type.

In connection with the acquisition of Pat & Oscar's, the Company assumed a revolving credit facility with the Southwest Community Bank that matures in fiscal year 2004 and 2005. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. The loans carry variable interest rates that ranged from 7.5 percent to 10.0 percent over the past 12 months.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs.

The Company is in compliance with all debt covenants and restrictions.


Share Repurchase
----------------

During the twenty-four weeks ended October 14, 2001, the Company repurchased 636,200 shares of its common stock for a total of $946,000. This brings the total number of shares repurchased to 2.0 million out of 2.0 million authorized.


New Accounting Standards
------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow. The Company will adopt SFAS No. 144 beginning in the first quarter of fiscal 2003.


QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK DISCLOSURES
----------------------------------------------------------------------

The Company is exposed to the following market risks: interest rate risk, foreign currency rate risk, and commodity price risk.

Interest rate risk
------------------

The Company's primary financial instrument subject to market risk is a bank loan with an outstanding principal balance at October 14, 2001 of $17.5 million or $34.5 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (6.85 percent at October 14, 2001), including a margin of 2.25 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company's exposure to interest rate increases, the Company entered into two interest rate cap contracts that prevent the Company's interest rate from exceeding 7.60 percent, in which case the subsidiary would receive the difference between the contract rate and the actual interest rate. The interest rate cap covers approximately 33 percent of the loan principal outstanding and expires August 31, 2003.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest exposure to a fixed rate of a weighted average of approximately 7.60 percent. The interest rate swap contracts covered approximately one third of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has a revolving credit facility with variable interest as a result of the acquisition of Pat & Oscar's. The interest rate ranged from 7.5 to
10.0 percent during the last 12 months. As of October 14, 2001, the Company had a $2.2 million balance comprised of unpaid principal and interest.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company's net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduced the Company's exposure by decreasing its net investment. As of October 14, 2001, the Company's net investment in its Australian subsidiaries was $11.5 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

Commodity Price Risk
---------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, statements regarding (a) repayment of the Westpac loan in August of 2003, (b) the initiation of new Sizzler USA marketing programs, (c) the continued focus by the Company on quality service by training its Sizzler USA restaurant employees with new training programs, (d) the completion of the re-imaging of the Company's Sizzler USA franchise locations before the end of fiscal year 2003, (e) the accretion to earnings of the Pat & Oscar's division for fiscal 2002, (f) the continued repositioning of the Sizzler(R) concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service, (f) the testing of various Sizzler(R) restaurant programs in Australia, (g) the opening of three or four new Pat & Oscar's locations in fiscal year 2002 (two of which in the third quarter), (h) the increase in international operations, (i) the sufficiency of cash flow from operations will be sufficient to meet debt service and working capital requirements, and (j) the impact of SFAS 144 on the Company's consolidated results of operations, financial position and cash flow.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include but are not limited to: (a) the extent to which the Company continues to pay principal and interest under the Westpac loan without extension or deferral of the maturity of such loan, (b) the extent to which the Company continues to consider new Sizzler USA marketing and restaurant employee training programs to be a cost-effective means of in increasing sales and improving customer service, (c) acceptance by franchisees of the proposed Sizzler USA re-imaging program and such franchisees' access to capital resources, (d) the Company's successful generation of earnings in the Pat & Oscar's division for the remainder of fiscal 2002, (e) the Company's ability to continue its Sizzler(R) concept repositioning efforts in Australia, and the success of such efforts, (f) the costs and perceived benefits of Sizzler restaurant testing programs in Australia, (g) the Company's ability to complete the near-term opening of additional Pat & Oscar's restaurants on schedule, (h) the extent to which the Company's ability to increase its international operations may be adversely affected by uncertain political, economic and social conditions abroad, including conditions associated with the United States' war on terrorism, (i) the Company's ability to overcome any residual adverse publicity arising out of the E.coli incident in Milwaukee last year, (j) the Company's ability to manage its costs and expenses and meet of its debt service requirements and working capital needs, and (k) other risks and factors as detailed from time to time in the Company's SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.

                  SIZZLER INTERNATIONAL, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business.

Two subsidiaries of the Company are named defendants in eleven of fifteen lawsuits arising out of the E. coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The Company's meat supplier, Excel Corporation and the Company's franchisee, E&B Management Company and its principals are named defendants in some or all of the cases. The plaintiffs seek monetary damages in amounts to be determined for death, sickness or injuries arising out of the consumption of food allegedly contaminated with E. coli. Approximately 140 claims were submitted and a substantial number of those claims have been resolved. No trial date has been set.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company ("Reliance") was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company's primary general liability and workers' compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company's first level excess general liability carrier with respect to for claims against the Company arising out of the July 2000 E. coli incident in Milwaukee.

As a result of the legal proceedings affecting Reliance, the Company's ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance's liquidation proceedings are likely to have any material adverse impact upon the Company.

As of date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flow.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

  Number  Description
  ------  -----------

     3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-4 Registration Statement No. 33-38412.

     3.2 Certificate of Ownership and Merger, incorporated herein by reference to Exhibit 4.2 to Post Effective Amendment No. 2 to Registrant's Form S-8 Registration Statement filed November 14, 2001.

     3.3 Bylaws of the Registrant, effective through September 4, 2001, incorporated herein by reference to Exhibit 4.3 to Post Effective Amendment No. 2 to Registrant's Form S-8 Registration Statement filed November 14, 2001.

     4.0 Rights Agreement dated January 22, 2001 between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to
          Exhibit 4 to the Registrant's Form 8-K Report filed January 22, 2001.

     10.1 Headquarters Lease Agreement dated July 9, 2001 between the Registrant and Galleria Park Partner, LLC, incorporated herein by reference to
          Exhibit 10.1 to the Registrant's Form 8-K Report filed September 7, 2001.

b.   Reports on Form 8-K

     The Company filed a report on Form 8-K dated September 7, 2001 reporting:

          July 9, 2001, the headquarters lease agreement with Galleria Park Partner, LLC.

          August 15, 2001 A press release announcing the first quarter conference call.

          August 22, 2001 A press release announcing the first quarter of fiscal year 2002 results.

          August 30, 2001 A press release announcing the corporate name change to Worldwide Restaurant Concepts, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Worldwide Restaurant Concepts, Inc.
                                    Registrant

Date: November 27, 2001             /s/ Charles L. Boppell
                                    ---------------------------------------
                                    Charles L. Boppell
                                    President, Chief Executive Officer
                                    and Director



Date: November 27, 2001             /s/ A. Keith Wall
                                    ---------------------------------------
                                    A. Keith Wall
                                    Vice President and Chief Financial
                                    Officer (principal financial and
                                    Accounting officer)



Date: November 27, 2001             /s/ Mary E. Arnold
                                    ---------------------------------------
                                    Mary E. Arnold
                                    Vice President and Controller