Form 10-Q
period 2002-02-03
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2002-03-19
CIK 870760

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 3, 2002

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

                                (818) 662-9800
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                           Yes    X        No ______
                               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at March 19, 2002
------------------------------           ---------------------------------------
Common Stock $0.01 Par Value                         27,205,491 shares

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              February 3,        April 30,
                          ASSETS                                  2002              2001
----------------------------------------------------------    ------------      ------------
                                                              (Unaudited)        (Audited)
Current Assets:
  Cash and cash equivalents                                   $     21,701      $      9,997
  Restricted cash                                                    3,339             7,852
  Receivables, net of reserves of $767 at
   February 3, 2002 and $965 at April 30, 2001                       2,338             2,464
  Inventories                                                        4,168             4,211
  Current tax asset                                                  3,680             3,324
  Prepaid expenses and other current assets                          2,166             2,554
----------------------------------------------------------    ------------      ------------

     Total current assets                                           37,392            30,402
----------------------------------------------------------    ------------      ------------
Property and equipment, net                                         60,742            60,011

Property held for sale, net                                          2,483             3,996

Long-term notes receivable, net of reserves of $3
  at February 3, 2002 and $17 at April 30, 2001                        912               994

Deferred income taxes                                                1,089             2,425

Goodwill, net of accumulated amortization of
  $659 at February 3, 2002 and $659 at April 30, 2001               19,663            19,491

Intangible assets, net of accumulated amortization of
  $1,006 at February 3, 2002 and $893 at April 30, 2001              2,226             2,208

Other assets                                                         2,152             3,035
----------------------------------------------------------    ------------      ------------

     Total assets                                             $    126,659      $    122,562
==========================================================    ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                February 3,          April 30,
                LIABILITIES AND STOCKHOLDERS' INVESTMENT                            2002               2001
------------------------------------------------------------------------        -----------         ----------
                                                                                (Unaudited)          (Audited)
Current Liabilities:
  Current portion of long-term debt                                             $     5,243         $    5,597
  Accounts payable                                                                    9,888              9,078
  Other current liabilities                                                          12,812              9,626
  Income taxes payable                                                                1,251              1,870
------------------------------------------------------------------------        -----------         ----------
     Total current liabilities                                                       29,194             26,171
------------------------------------------------------------------------        -----------         ----------

  Long-term debt, net of current portion                                             24,693             24,085
  Deferred gains and revenues                                                         7,638              8,307
  Pension liability                                                                   9,184              9,482
------------------------------------------------------------------------        -----------         ----------
     Total liabilities                                                               70,709             68,045
------------------------------------------------------------------------        -----------         ----------

Stockholders' Investment:
  Capital stock -
    Preferred, authorized 1,000,000 shares, $5 par value;
     no shares issued                                                                     -                  -
    Common, authorized 50,000,000 shares, $0.01 par value;
     outstanding 27,205,491 shares at February 3, 2002
     and 27,744,799 shares at April 30, 2001                                            292                291
  Additional paid-in capital                                                        279,890            279,846
  Accumulated deficit                                                              (214,654)          (217,046)
  Treasury stock, 2,000,000 shares at February 3, 2002
     and 1,363,800 shares at April 30, 2001, at cost                                 (4,135)            (3,189)
  Accumulated other comprehensive loss                                               (5,443)            (5,385)
------------------------------------------------------------------------        -----------         ----------
     Total stockholders' investment                                                  55,950             54,517
------------------------------------------------------------------------        -----------         ----------
     Total liabilities and stockholders' investment                             $   126,659         $  122,562
========================================================================        ===========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE FORTY WEEKS ENDED FEB. 3, 2002 AND FEB. 4, 2001
                     (In thousands, except per share data)

                                                                     Feb. 3,              Feb. 4,
                                                                      2002                 2001
------------------------------------------------------------    ----------------    ----------------
                                                                  (Unaudited)          (Unaudited)
Revenues
 Restaurant sales                                                 $   197,205        $   179,703
 Franchise revenues                                                     6,403              6,515
------------------------------------------------------------    ----------------    ----------------
 Total revenues                                                       203,608            186,218
------------------------------------------------------------    ----------------    ----------------
Costs and Expenses
 Cost of sales                                                         67,642             63,729
 Labor and related expenses                                            56,292             50,955
 Other operating expenses                                              48,574             43,292
 Depreciation and amortization                                          7,268              7,045
 General and administrative expenses                                   18,275             16,983
------------------------------------------------------------    ----------------    ----------------
 Total operating costs                                                198,051            182,004
------------------------------------------------------------    ----------------    ----------------
 Interest expense                                                       2,799              2,797
 Investment income                                                       (639)            (1,327)
 Gain on sale of assets                                                  (412)              (347)
------------------------------------------------------------    ----------------    ----------------
 Total costs and expenses                                             199,799            183,127
------------------------------------------------------------    ----------------    ----------------
Income before provision for income taxes                                3,809              3,091
------------------------------------------------------------    ----------------    ----------------
Provision for income taxes                                              1,417              1,292
------------------------------------------------------------    ----------------    ----------------
Net income                                                        $     2,392        $     1,799
============================================================    ================    ================

Basic and diluted earnings per share                              $      0.09        $      0.06
============================================================    ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIXTEEN WEEKS ENDED FEB. 3, 2002 AND FEB. 4, 2001
                     (In thousands, except per share data)

                                                                              Feb. 3,             Feb. 4,
                                                                               2002                2001
--------------------------------------------------------------------    ----------------   ----------------
                                                                           (Unaudited)         (Unaudited)
Revenues
 Restaurant sales                                                        $    79,907        $     74,937
 Franchise revenues                                                            2,486               1,986
--------------------------------------------------------------------    ----------------   ----------------
 Total revenues                                                               82,393              76,923
--------------------------------------------------------------------    ----------------   ----------------
Costs and Expenses
 Cost of sales                                                                27,575              26,053
 Labor and related expenses                                                   22,706              21,692
 Other operating expenses                                                     19,820              18,603
 Depreciation and amortization                                                 2,910               3,131
 General and administrative expenses                                           7,498               7,754
--------------------------------------------------------------------    ----------------   ----------------
 Total operating costs                                                        80,509              77,233
--------------------------------------------------------------------    ----------------   ----------------
 Interest expense                                                              1,128               1,117
 Investment income                                                              (227)               (315)
 Gain on sale of assets                                                            -                (350)
--------------------------------------------------------------------    ----------------   ----------------
 Total costs and expenses                                                     81,410              77,685
--------------------------------------------------------------------    ----------------   ----------------
Income (loss) before provision for income taxes                                  983                (762)
--------------------------------------------------------------------    ----------------   ----------------
Provision for income taxes                                                       610                 614
--------------------------------------------------------------------    ----------------   ----------------
Net income (loss)                                                        $       373        $     (1,376)
====================================================================    ================   ================

Basic and diluted earnings (loss) per share                              $      0.01        $      (0.05)
====================================================================    ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FORTY WEEKS ENDED FEB 3, 2002 AND FEBRUARY 4, 2001
                                (in thousands)

                                                                                      Feb. 3,            Feb. 4,
                                                                                       2002               2001
------------------------------------------------------------------------------   -----------------  ------------------
                                                                                    (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                $ 2,392            $  1,799
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                            7,268               7,045
   Deferred income taxes                                                                      999                  38
   Provision for bad debts                                                                     40                   -
   Gain on sale of assets                                                                    (412)               (347)
   Other                                                                                     (146)
Changes in operating assets and liabilities:
   Receivables                                                                                167               2,882
   Inventories                                                                                 41                 265
   Prepaid expenses and other assets                                                        1,151              (1,020)
   Accounts payable                                                                           823              (2,510)
   Accrued liabilities                                                                      2,231                 541
   Income taxes payable                                                                      (624)             (1,605)
------------------------------------------------------------------------------   -----------------  ------------------
Net cash provided by operating activities                                                  13,930               7,088
------------------------------------------------------------------------------   -----------------  ------------------
INVESTING ACTIVITIES
   Additions to property and equipment                                                     (8,024)            (16,324)
   Proceeds from disposal of property and equipment                                         2,529               4,211
   Acquisition of Pat & Oscar's net of cash acquired                                            -             (16,383)
   Other, net                                                                                (272)                (63)
------------------------------------------------------------------------------   -----------------  ------------------
Net cash used in investing activities                                                      (5,767)            (28,559)
------------------------------------------------------------------------------   -----------------  ------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                               5,000               5,000
   Reduction of long-term debt                                                             (4,777)             (2,950)
   Repurchase of common stock                                                                (901)               (946)
   Other, net                                                                                 (58)                 65
------------------------------------------------------------------------------   -----------------  ------------------
Net cash (used in) provided by financing activities                                          (736)              1,169
------------------------------------------------------------------------------   -----------------  ------------------
Net increase (decrease) in cash, cash equivalents and restricted cash                       7,427              20,302
------------------------------------------------------------------------------   -----------------  ------------------
Effect of foreign exchange on cash                                                           (236)               (356)
------------------------------------------------------------------------------   -----------------  ------------------
Cash, cash equivalents and restricted cash
   at beginning of period                                                                  17,849              38,789
------------------------------------------------------------------------------   -----------------  ------------------
Cash, cash equivalents and restricted cash
   at end of period                                                                       $25,040            $ 18,131
==============================================================================   =====================================

Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest                                                                                  $ 2,200            $  2,218
Income taxes                                                                              $   946            $  2,627

  The accompanying notes are an integral part of these condensed consolidated financial statements.

1.   General:

     The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. ("WRC" or the "Company") and its wholly owned subsidiaries. The financial statements include the Company's worldwide operation of the Sizzler(R) family steak house concept, including Company-owned outlets, activity related to the development and operation of Sizzler(R) franchises, the operation of KFC(R) franchises in Queensland, Australia and the operation of Pat & Oscar's(SM) Company-owned outlets in the United States. References to the Company throughout these notes to Financial Statements may be made using the first person notations of "we" or "us."

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

2.   Earnings Per Share:

     The following table sets forth the computation of basic and diluted EPS:

                                                                Sixteen weeks ended            Forty weeks ended
                                                             --------------------------    --------------------------
                                                             February 3,     February 4,   February 3,    February 4,
     In thousands, except EPS                                    2002           2001          2002           2001
                                                             -----------    -----------    -----------    -----------
     Numerator for basic and diluted EPS
       Net income (loss)                                     $       373    $    (1,376)   $     2,392    $     1,799
                                                             ============   ===========    ===========    ===========

     Denominator for basic EPS - weighted average
          shares of common stock outstanding                      27,205         27,637         27,389         27,817
     Effect of dilutive stock options                                 71            120             85            196
                                                             -----------    -----------    -----------    -----------

     Denominator for diluted EPS - adjusted
          weighted average shares outstanding                     27,276         27,757         27,474         28,013
                                                             -----------    -----------    -----------    -----------
     Basic and diluted earnings (loss) per share             $      0.01    $     (0.05)   $      0.09    $      0.06
                                                             ===========    ===========    ===========    ===========

     Antidilutive options not included in computation
          of diluted EPS                                           3,572          3,583          3,613          3,623

3.   Comprehensive Income:

     Comprehensive income, for the quarters ended February 3, 2002 and February 4, 2001, are as follows (in thousands):

                                                                          Sixteen weeks ended            Forty weeks ended
                                                                       -------------------------     --------------------------
                                                                       February 3,    February 4,    February 3,    February 4,
                                                                          2002           2001           2002           2001
                                                                       -----------    ----------     -----------    -----------
       Net Income (loss)                                               $       373    $   (1,376)    $     2,392    $     1,799

       Foreign currency translation
        adjustments (no tax effect)                                           (194)          704              61            214
       Adoption of SFAS 133: Cumulative effect
           of change in accounting principle, net of tax                                       -            (242)             -
       Change in fair value of derivative instrument, net of tax                62             -             123              -
                                                                       -----------    ----------     -----------    -----------
            Total comprehensive income                                 $       241    $     (672)    $     2,334    $     2,013
                                                                       -----------    ----------     -----------    -----------

4.   Segment Information:

     Substantially all of the Company's revenue results from the sale of menu items at restaurants operated by the Company or by its franchisees. The Company's reportable segments are based on geographic area and brand identity. Sizzler USA consists of all United States and Latin America Sizzler(R) restaurants and franchise operations. Pat & Oscar's consists of 14 Pat & Oscar'sSM restaurants in southern California and Arizona. Sizzler International consists of all foreign Company and franchise operated Sizzler(R) restaurants. KFC consists of all KFC(R) franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. Intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead.

                                                     Sixteen weeks ended            Forty weeks ended
                                                 --------------------------    --------------------------
                                                 February 3,    February 4,    February 3,    February 4,
                                                    2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
     Revenues (in thousands):
     ------------------------
     Sizzler - USA                               $    30,271    $    30,147    $    80,208    $    78,429
     Oscar's                                          12,580          9,407         29,884         13,188
     Sizzler - International                          12,234         11,417         27,867         28,590
     KFC                                              27,308         25,952         65,649         66,011
                                                 -----------    -----------    -----------    -----------
     Total revenues                              $    82,393    $    76,923    $   203,608    $   186,218
                                                 ===========    ===========    ===========    ===========

     Earnings (loss) before interest and taxes (in thousands):
     ---------------------------------------------------------
     Sizzler - USA                               $     1,235    $       940    $     5,164    $     4,903
     Oscar's                                              74         (1,006)           617         (1,369)
     Sizzler - International                             911            596          1,463          1,212
     KFC                                               3,406          2,980          7,793          7,561
     Corporate and other                              (3,742)        (3,470)        (9,068)        (7,746)
                                                 -----------    -----------    -----------    -----------
     Total earnings before interest
          and taxes                              $     1,884    $        40    $     5,969    $     4,561
                                                 -----------    -----------    -----------    -----------

Reconciliation to pre-tax income (in thousands):
------------------------------------------------
     Interest expense                            $     1,128    $     1,117    $     2,799    $     2,797
     Investment income, net                             (227)          (315)          (639)        (1,327)
                                                 -----------    -----------    -----------    -----------
     Income (loss) before income taxes           $       983    $      (762)   $     3,809    $     3,091
                                                 ===========    ===========    ===========    ===========

     Earnings (loss) before interest and taxes includes operating results before investment income, interest expense, income taxes and non-recurring charges. The corporate and other component of earnings before interest and taxes represents corporate general and administrative expenses.

5.   Pat & Oscar's:

     On August 30, 2000, the Company completed the acquisition of 82 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants doing business under the name Pat & Oscar'sSM (formerly operated under the name "Oscar's"). The Company has accounted for the acquisition under the purchase method; accordingly the statements of operations include the results of Pat & Oscar's since the date of acquisition. The acquisition resulted in goodwill of approximately $18.6 million before potential earn-outs.

     Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 and 1999 (in thousands, except per share amounts):

                                                           Sixteen weeks ended            Forty weeks ended
                                                       ----------------------------   -------------------------
                                                       February 4,      February 6,   February 4,   February 6,
                                                          2001             2000          2001          2000
                                                          ----             ----          ----          ----
     Revenues                                             76,923          78,188        196,062       203,346
     Net income (loss)                                    (1,376)            676          1,650         4,619
     Basic and diluted net income (loss) per share         (0.05)           0.02           0.06          0.16
     Shares used in per share calculation                 27,637          28,598         28,013        28,723

     The above net income amounts include goodwill amortization.

6.   Goodwill and Intangible Assets:

     Effective May 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") No. 142 "Goodwill and Other Intangible Assets ("SFAS 142")." On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed the first step of the transitional goodwill impairment test during the second quarter and no impairment was recorded. The following sets forth the intangible assets by major asset class (in thousands):

                                                                        February 3, 2002      April 30, 2001
                                                                       ------------------    -----------------
                             Franchise rights                           $          2,231       $        2,174
                               Accumulated amortization                             (730)                (662)

                             Trademarks                                              360                  286
                               Accumulated amortization                              (82)                 (47)

                             Other intangibles:                                      641                  641
                               Accumulated amortization                             (194)                (184)
                                                                       ------------------    -----------------
                             Total intangibles                                     3,232                3,101
                             Total accumulated amortization                       (1,006)                (893)
                                                                       ------------------    -----------------
                                           Net intangibles              $          2,226       $        2,208
                                                                       ------------------    -----------------

     Aggregate amortization expense on intangible assets was approximately $39,000 for the quarter ended February 3, 2002. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

     The changes in the carrying amount of goodwill for the forty weeks ended February 3, 2002, are as follows (in thousands):

                                                     Sizzler   Pat &
                                                       USA    Oscar's     Total
                                                       ---    -------     -----

     Balance as of April 30, 2001                    $ 1,449  $ 18,042  $ 19,491
     Goodwill acquired during the year                     -       172       172
     Impairment losses                                     -         -         -
                                                     -------  --------  --------
     Balance as of February 3, 2002                  $ 1,449  $ 18,214  $ 19,663
                                                     -------  --------  --------

     A reconciliation of reported net income to net income adjusted to reflect adoption of SFAS 142 for the forty weeks ended February 3, 2002 is as follows (in thousands):

                                                        Sixteen weeks ended           Forty weeks ended
                                                     -------------------------    --------------------------
                                                     February 3,   February 4,    February 3,    February 4,
                                                        2002          2001           2002           2001
                                                     -----------   -----------    -----------    -----------
     Reported net income (loss)                      $       373   $    (1,376)   $     2,392    $     1,799
     Add back: goodwill amortization                           -           265                           374
                                                     -------------------------    --------------------------
     Adjusted net income                             $       373   $    (1,111)   $     2,392    $     2,173
                                                     =========================    ==========================
     Basic and diluted earnings (loss) per share:
       Adjusted basic and
         diluted earnings (loss) per share           $      0.01        ($0.04)   $      0.09    $      0.08

7.   Interest Rate Swaps and Hedges:

     The Company is a party to four derivative contracts. Two interest rate swap contracts and two interest rate cap contracts were a required condition of the loan agreement entered into by the Company's international division. The loan agreement requires that sixty-six percent of the outstanding principal balance be hedged and converted to fixed rate debt using derivative contracts. The four contracts cover the required sixty-six percent of the remaining principal balance. The Company entered the contracts to hedge the future cash interest payments related to the variable rate debt. The Company has designated these derivatives as cash flow hedges and recorded the fair value in the financial statements. All of the change in value of the derivatives is recorded in other comprehensive income as no ineffectiveness exists. The fair value of the derivatives will be reduced to zero at the expiration of the contracts that correspond with the repayment of the loan by the Company's international division which is due in August of 2003.

8.   Commitments and Contingencies:

     On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company ("Reliance") was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company's primary general liability and workers' compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company's first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E. coli incident in Milwaukee.

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

10.  Pat & Oscar's Put and Call Option

     The Company's purchase agreement for the acquisition of Pat & Oscar's includes set fixed price put and call option agreements for the first two years after the acquisition under which the Company could elect to acquire the remaining 18.0 percent ownership interest for $7.0 million or be required to acquire up to 5.2 percent of the remaining ownership interest for approximately $1.0 million. In years three through ten the put and call options cover the entire remaining 18.0 percent ownership interest and are based on a formula that includes the Company's earnings multiple and debt, FFPE's profitability and debt and other pre-determined factors.

11.  Related Party Transaction:

     On October 15, 2001, the Company made a $200,000 loan to Kenneth Cole, President and CEO of Sizzler USA, which constituted a material consideration of his employment package. The proceeds of the loan were to be used to pay in full two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer owned by Mr. Cole. Mr. Cole will repay the Company upon the sale of the stock, if such sale should occur. Any deficiency will be forgiven by the Company over a five year period, provided Mr. Cole remains employed by the Company.

12.  Subsequent Event:

     Subsequent to the end of the quarter, one of the Company's executives elected early retirement and the Company committed to certain supplemental benefits under its executive supplemental retirement plan and as a result will record operating expense estimated to be $0.9 million in its fourth quarter to record the liability for these benefits.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
SIXTEEN WEEKS ENDED FEBRUARY 3, 2002 VERSUS FEBRUARY 4, 2001
------------------------------------------------------------

CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended February 3, 2002 were $82.4 million compared to $76.9 million for the quarter ended February 4, 2001, an increase of $5.5 million or 7.1 percent. The increase is primarily due to the addition of Pat & Oscar's which accounted for $12.6 million in sales this quarter compared to $9.4 million in the prior year quarter. In addition, all divisions had increases in same store sales due to successful menu promotions, which more than offset the 5.3 percent decrease in the Australian dollar exchange rate that reduced revenues by $2.2 million. Results for the quarter were also affected by a slowing economy both in the U.S. and Australia.

The following table shows the change in Company-operated same store sales over prior year all calculated in local currencies:

                                                 FY 2001                           FY 2002
                                    --------------------------------      ------------------------
                                    QTR 1    QTR 2    QTR 3    QTR 4      QTR 1     QTR 2    QTR 3
                                    -----    -----    -----    -----      -----     -----    -----
SIZZLER
-------
  Sizzler USA                        1.9%     0.7%     0.1%    -1.6%      -3.2%     -0.7%     1.1%

  Sizzler International              0.6%    -4.1%    -0.5%    -1.8%      -2.0%      7.9%    14.8%

KFC                                  6.1%     4.0%     2.6%    -2.7%       1.3%      3.7%     7.0%
---

PAT & OSCAR'S                         n/a     4.9%     5.5%     2.5%      -0.9%     -1.8%     1.7%
-------------

Consolidated operating expenses for the quarter ended February 3, 2002 were $80.5 million compared to $77.2 million for the quarter ended February 4, 2001, an increase of $3.3 million or 4.3 percent. The increase is primarily due to the addition of four new Pat & Oscar's(SM) and three new KFC(R) restaurants. These increases were partially offset by a 5.3 percent decrease in the Australian dollar exchange rate.

Interest expense was $1.1 million in the current quarter compared to $1.1 million in the same period of the prior year. Interest expense includes interest on the Company's debt with Westpac Banking Corporation in Australia ("Westpac") and Heller Financial Services and to a lesser extent, the Company's executive supplemental retirement plan. See Note 12 - Subsequent Event, to Consolidated Financial Statements. Investment income was $0.2 million in the current quarter compared to $0.3 million in the same period of the prior year, a decrease of $0.1 million or 27.9 percent which was primarily due to lower interest rates, partially offset by higher cash balances.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes and was $0.6 million in the current quarter compared to $0.6 million in the same period of the prior year. The consolidated effective income tax rate increased to 62.1 percent for the sixteen weeks ended February 3, 2002 due to higher income in our international division which does not benefit from domestic net operating losses.


SIZZLER USA OPERATIONS
----------------------

Total revenues for the quarter ended February 3, 2002 were $30.3 million compared to $30.1 million for the quarter ended February 4, 2001, an increase of $0.2 million or 0.4 percent. Restaurant sales for the current quarter were $28.3 million compared to $28.6 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned stores to 66 compared to 68 last year, partially offset by an increase in same store sales of 1.1 percent. Since the first quarter of last year, the Company closed one store due to redevelopment, acquired four franchised restaurants, opened one new restaurant and closed two restaurants that had expired leases. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives.

The Company's re-imaging of the Sizzler(R) brand and related promotional and operational initiatives have resulted in positive underlying sales trends this quarter as indicated by the improvement in same store sales. Franchise revenue was $2.0 million in the current quarter compared to $1.5 million in the same period of the prior year, an increase of $0.5 million or 33.3 percent. This increase is related to recognizing franchise royalties on a 13 period basis versus a calendar month basis to better match revenues with related expenses. This increase was partially offset by a reduction of revenues resulting from having 8 fewer franchise locations than last year for the same period. Franchise revenues were produced by 181 franchised Sizzler(R) restaurants, including 13 in Latin America, in the current quarter compared to 189 franchised Sizzler(R) restaurants, including 13 in Latin America, in the same period of the prior year.

Prime costs were $18.8 million in the current quarter compared to $18.8 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 66.5 percent of sales compared to 65.5 percent in the same period of the prior year. This increase in the prime cost percentage is due to higher discount levels associated with value-based promotions that ran during the quarter and to a minimum wage increase. We continue to focus on food and labor cost controls.

Other operating expenses amounted to $7.4 million for the current quarter compared to $7.5 million for the same period of the prior year. This decrease is due to having two fewer restaurants partially offset by increased utility costs.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family grill concept offering a selection of grilled steak, chicken, seafood, sandwiches and specialty platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the re-imaging, the Company has launched a menu redevelopment initiative that includes testing new grilled entrees and side-dishes and re-designed menu boards. New marketing programs will accompany these programs. The Company is also evaluating various exterior upgrades to complement the interior remodels completed last year. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. The Company expects to complete the re-imaging of its franchise locations before the end of calendar year 2003.


PAT & OSCAR'S OPERATIONS
------------------------

Pat & Oscar's generated $12.6 million in revenues for the quarter ended February 3, 2002 compared to $9.4 million in the same period of the prior year, an increase of $3.2 million or 33.7 percent. The increase in revenues is primarily due to an increase in the number of stores to 14 restaurants at the end of current quarter compared to 10 in the prior year. Same store sales also increased 1.7 percent as a result of promotions, which offset cannibalization of sales caused by certain newly opened restaurants.

Prime costs were $7.5 million in the current quarter compared to $6.1 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.3 percent of sales compared to 64.5 percent in the same period of the prior year. This improvement is due to significant food cost savings related to new vendor contracts where the benefits of the Company's purchasing leverage has resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor controls reduced overall labor costs. Total prime costs increased due to having four additional restaurants.

Other operating expenses amounted to $3.3 million for the current quarter compared to $2.5 million for the same period in the prior year primarily due to new restaurant openings.

Pat & Oscar's continued to show positive earnings before interest and taxes ("EBIT") for the current quarter and is expected to be accretive to earnings for fiscal year 2002. The

Company expects to open one new location during the remainder of fiscal year 2002 and five to six during fiscal year 2003. The Company will focus its expansion in Southern California with emphasis outside of San Diego County.

Due to the adoption of SFAS 142, the Company discontinued amortizing the goodwill that resulted from the acquisition of Pat & Oscar's. The Company will test the resulting goodwill for impairment, at least annually. See Note 6 - Goodwill and Intangible Assets, to Consolidated Financial Statements.


SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the quarter ended February 3, 2002 were $12.2 million compared to $11.4 million for the quarter ended February 4, 2001, an increase of $0.8 million or 7.3 percent. This increase was primarily driven by a 14.8 percent increase in same store sales due to successful marketing promotions, featuring a salad bar with either steak or seafood added on for a nominal price that increased customer traffic. This revenue increase was partially offset by a
5.3 percent decline in the Australian dollar exchange rate and by having one less restaurant in the current quarter compared to the same period in the prior year. Restaurant sales for the current quarter were $11.7 million compared to $10.9 million in the same period of the prior year, produced by 30 restaurants operating during the current quarter and 31 during the same period of the prior year. Franchise revenue was $486,000 in the current quarter compared to $469,000 in the same period of the prior year, an increase of $17,000 or 3.6 percent. Franchise revenues were produced by three joint ventures and 56 franchised Sizzler(R) locations in the current quarter and in the same period of the prior year. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $7.8 million in the current quarter compared to $7.3 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.0 percent of sales compared to 66.3 percent in the same period of the prior year due to tight labor cost controls that offset higher food costs related to the promotions that ran during the quarter.

Other operating expenses amounted to $2.7 million for the current quarter compared to $2.6 million for the same period of the prior year, primarily due to variable costs associated with the increase in sales, partially offset by lower exchange rates.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. The Company is presently testing two remodel formats, one mirrors the Sizzler USA version providing a softer, warmer steakhouse feel. The other is a scaled-back version of this theme. The Company will continue to monitor these locations before proceeding with the remodel program in Australia. We are also planning to test a Sizzler(R) restaurant in a club, which is a popular dining venue in Australia.

KFC OPERATIONS
--------------

Revenues for the quarter ended February 3, 2002 were $27.3 million compared to $26.0 million for the quarter ended February 4, 2001, an increase of $1.3 million or 5.2 percent. This increase is due to a 7.0 percent increase in same store sales and to having three more units in operation compared to the same period in the prior year. These same store sales increases were driven by various family value offerings and kids meal premiums, partially offset by a 5.3 percent decrease in the Australian dollar exchange rate. Sales for the current quarter reflect 107 restaurants operating during the current quarter compared to 104 restaurants in the same period of the prior year.

Prime costs were $16.3 million in the current quarter compared to $15.5 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.5 percent of sales compared to 59.9 percent for the same period of the prior year due to labor cost improvements, partially offset by higher food costs associated with recent promotions.

Other operating expenses amounted to $6.6 million for the current quarter compared to $6.3 million for the same period of the prior year. Operating expenses increased due to three additional restaurants operated in the current quarter than in the prior year quarter and were partially offset by a 5.3 percent decline in the Australian dollar exchange rate.

Management is continuing its facilities upgrade program and based on positive results of "face-to-face" drive-thru operations, plans to add two more upgrades during the next two quarters.

RESULTS OF OPERATIONS
---------------------
FORTY WEEKS ENDED FEBRUARY 3, 2002 VERSUS FEBRUARY 4, 2001
----------------------------------------------------------

CONSOLIDATED OPERATIONS
-----------------------

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees, royalties and rental income) represent the Company's primary sources of revenue. Consolidated revenues for the forty weeks ended February 3, 2002 were $203.6 million compared to $186.2 million for the forty weeks ended February 4, 2001, an increase of $17.4 million or 9.3 percent. The increase is primarily due to Pat & Oscar's which has four additional restaurants compared to last year and accounted for $29.9 million in sales this period compared to $13.2 million in the prior year period which included only 23 weeks of post-acquisition operations. In addition, both the international Sizzler(R) and KFC(R) restaurants had strong increases in same store sales due to successful menu promotions. These revenue increases were slightly offset by a decline in same store sales from the Company's U.S. restaurants due to a softness in the domestic economy. Further offsetting these revenue increases was an 8.2 percent decrease in the Australian dollar exchange rate that reduced revenues by $8.4 million.

Consolidated operating expenses for the forty weeks ended February 3, 2002 were $198.1 million compared to $182.0 million in the prior year, an increase of $16.1 million or 8.8 percent. The increase is primarily due to the addition of four new Pat & Oscar'sSM. Utility rate increases in the U.S. also contributed to the increase in operating expenses. These increases are partially offset by a
8.2 percent decline in the Australian dollar exchange rate.

Interest expense was $2.8 million for the forty weeks ended February 3, 2002 compared to $2.8 million in the same period of the prior year. Interest expense relates to debt assumed with the acquisition of Pat & Oscar's and the Company's loan with Heller Financial Services. Interest expense also includes interest on the Company's debt with Westpac and to a lesser extent, the Company's executive supplemental retirement plan. See Note 12 - Subsequent Event to Consolidated Financial Statements. Investment income was $0.6 million compared to $1.3 million in the same period of the prior year, a decrease of $0.7 million, or
51.8 percent primarily due to lower interest rates.

The provision for income taxes has been computed based on management's estimate of the annual effective income tax rate applied to income before taxes. The provision amounted to $1.4 million in the first forty weeks of fiscal year 2002 compared to $1.3 million in the same period of the prior year, an increase of $0.1 million or 9.7 percent. The effective income tax rate was 37.2 percent for the forty weeks ended February 3, 2002 due to higher income in our international division which does not benefit from domestic net operating loss deductions.

SIZZLER USA OPERATIONS
----------------------

Total revenues for the forty weeks ended February 3, 2002 were $80.2 million compared to $78.4 million for the forty weeks ended February 4, 2001, an increase of $1.8 million or 2.3 percent. Restaurant sales were $75.0 million compared to $73.2 million in the same period of the prior year. The increase is primarily due to an increase in Company-owned stores to 66 this year compared to 60 for most of the period last year. Since the first quarter of last year, the Company closed one store due to redevelopment, acquired four franchised restaurants, opened one new restaurant and closed two restaurants that had expired leases. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company's strategic objectives. The sales increases were partially offset by negative same store sales during part of the period driven by a slowing domestic economy. In addition, the California economy has been particularly affected by previously instituted utility rate increases. Franchise revenue was $5.2 million for the first forty weeks of this year compared to $5.2 million in the same period of the prior year. Franchise revenues were produced by 181 franchised Sizzlers, including 13 in Latin America, in the current period compared to 189 franchised Sizzlers, including 13 in Latin America, in the same period of the prior year. An increase in revenues associated with recognizing franchise royalties on a period basis versus a calendar basis was offset by having eight less restaurants compared to last year.

Prime costs were $49.0 million for the forty weeks ended February 3, 2002 compared to $48.1 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 65.3 percent of sales compared to 65.7 percent in the same period of the prior year. The decrease in the percent is due to reductions in food costs associated with tighter controls and purchasing effectiveness partially offset by increased labor costs which have resulted from higher workers compensation rates and to additional managers added to promote sales growth and guest service. The increase in total prime costs is due to having more restaurants, compared to the prior year.

Other operating expenses amounted to $19.2 million for the current year compared to $18.3 million for the same period of the prior year. This increase is primarily due to increases in utilities and to having more restaurants, compared to the prior year.

Management is continuing its plan to re-image the Sizzler(R) concept as an affordable, mid-scale family grill concept offering a selection of grilled steak, chicken, seafood, sandwiches and specialty platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the re-imaging, the Company has launched a menu redevelopment initiative that includes testing new grilled entrees and side-dishes and re-designed menu boards. New marketing programs will accompany these initiatives. The Company is also evaluating various exterior upgrades to complement the interior remodels completed last year. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs. The Company expects to complete the re-imaging of its franchise locations before the end of calendar year 2003.

PAT & OSCAR'S OPERATIONS
------------------------

Total revenues for the forty weeks ended February 3, 2002 were $29.9 million compared to $13.2 million in the same period of the prior year. The acquisition of Pat & Oscar's occurred during the second quarter of the prior year therefore there were 40 weeks of operations in the current year compared to 23 in the prior year. In addition, there were 14 restaurants at the end of the current quarter compared to 10 in the prior year. These increases were partially offset by negative same store sales trends during the earlier part of the period, driven by a slowing economy and cannibalization from certain new restaurant openings. However, by the end of the period, same store sales had begun to turn positive. This improvement is attributed to recent marketing promotions.

Prime costs, which include food and labor, were $17.5 million compared to $8.5 million in the same period of the prior year. Prime costs represent 58.7 percent of sales, compared to 64.5 percent in the same period of the prior year. This improvement is due to significant food cost savings related to new vendor contracts where the benefits of the Company's purchasing leverage has resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor cost controls reduced overall labor costs. Total prime costs increased due to additional weeks of operations and new restaurants.

Other operating expenses amounted to $7.5 million in the current period compared to $3.4 million in the same period of the prior year primarily due to new restaurant openings and 17 additional weeks of operations.

Pat & Oscar's continued to show positive earnings before interest and taxes ("EBIT") for the current forty week period and is expected to be accretive to earnings for fiscal year 2002. The Company expects to open one new location during the remainder of fiscal year 2002 and five to six during fiscal year 2003. The Company will focus its expansion in Southern California with emphasis outside of San Diego County.

Due to the adoption of SFAS 142, the Company discontinued amortizing the goodwill that resulted from the acquisition of Pat & Oscar's and the Company will test the resulting goodwill for impairment, at least annually. See Note 6 - Goodwill and Intangible Assets, to Consolidated Financial Statements.


SIZZLER INTERNATIONAL OPERATIONS
--------------------------------

Total revenues for the forty weeks ended February 3, 2002 were $27.8 million compared to $28.6 million for the forty weeks ended February 4, 2001, a decrease of $0.7 million or 2.5 percent. The revenue decrease was primarily caused by an
8.2 percent decrease in the Australian dollar exchange rate, and having one less restaurant in the current period compared to the same period in the prior year. These decreases were partially offset by same store sales increases, driven by successful marketing promotions. Restaurant sales for the forty weeks ended February 3, 2002 were $26.6 million compared to $27.3 million in the same period of the prior year, produced by 30 restaurants operating during the current year and 31 restaurants operating in the same period of the prior year. Franchise revenue was $1.2 million in the current year compared to $1.3 million in the same period of the prior year, a decrease of $0.1 million or 7.7 percent. This decrease is primarily due to the 8.2 percent decrease in the Australian dollar exchange rate. Three joint venture restaurants and 56 international franchised restaurants produced current franchise revenues in both the current and prior years. Current international franchise restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $18.0 million for the forty weeks ended February 3, 2002 compared to $18.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, were 67.4 percent of sales in the current year compared to 67.5 percent of sales in the same period of the prior year. This decrease is due to a decrease in labor costs resulting from tighter labor controls.

Other operating expenses amounted to $6.4 million for the current fiscal year compared to $6.6 million for the same period of the prior year primarily due to lower exchange rates.

Management is continuing its plan to reposition the Sizzler(R) concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company's domestic operations. Additionally, more emphasis will be placed on providing customers with better service by increasing the number of restaurant personnel. The Company completed the remodel of two locations during the quarter and will continue to monitor these locations before proceeding with the remodel program in Australia. We are also planning to test a Sizzler(R) restaurant in a club, which is a popular dining venue in Australia.


KFC OPERATIONS
--------------

Revenues for the forty weeks ended February 3, 2002 were $65.6 million compared to $66.0 million for the forty weeks ended February 4, 2001, a decrease of $0.4 million or 0.6 percent. This decrease is due to an 8.2 percent decrease in the Australian dollar exchange rate, that more than offset an increase in same store sales and sales from three more units in operation compared to the same period in the prior year. Sales for the current quarter reflect 107 restaurants operating during the current quarter compared to 104 restaurants in the same period of the prior year.

Prime costs were $39.4 million in the current year compared to $39.7 million in the same period of the prior year. Prime costs, which include food, paper and labor, remained flat at 60.1 percent of sales.

Other operating expenses amounted to $15.9 million for the current year compared to $15.9 million for the same period of the prior year. Operating expenses increased due to additional restaurants, but the increases were offset by declining foreign exchange rates.

Management is continuing its facilities upgrade program and based on positive results of "face-to-face" drive-thru operations, plans to add two more upgrades during the next two quarters.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

The Company's principal source of liquidity is cash flows from operations, which was $13.9 million for the first forty weeks of fiscal year 2002 compared to $7.1 million for the same period of the prior year. This increase of 96.5 percent is due to fluctuations in the Company's operating account balances and a $0.6 million increase in net income.

The Company's working capital at February 3, 2002 was $8.2 million including cash and cash equivalents of $25.0 million. At April 30, 2001 the Company had a working capital surplus of $4.2 million. This increase is primarily due to net cash provided by operating activities and additional borrowings, partially offset by expansion of Pat & Oscar's and funds expended for international remodeling initiatives. The current ratio was 1.3 at February 3, 2002 and 1.2 at April 30, 2001.

Total Assets / Capital Expenditures
-----------------------------------

At February 3, 2002 total assets were $126.7 million, an increase of $4.1 million or 3.3 percent from April 30, 2001 primarily due to the increase in cash and cash equivalents. Property and equipment, excluding property held for sale, represented approximately 48.0 percent of total assets at February 3, 2002 and
49.0 percent at April 30, 2001.

Capital expenditures were $7.3 million for the forty weeks ended February 3, 2002 and $16.3 million for the same period last year. The current year's capital expenditures were primarily used for development of four new Pat & Oscar's restaurants and refurbishment of existing restaurants.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The Company expects to remodel two to three Australian Sizzler(R) restaurants at a cost of approximately $50,000 each and two to four KFC(R) restaurants, including "face-to-face" drive-thru operations, at a cost of approximately $100,000 each. The Company's domestic operations will primarily be expanded by growing the Pat & Oscar's division through new restaurants. Presently, the Company contemplates adding five to six more Pat & Oscar's(SM) locations by the end of fiscal 2003 at a cost of approximately $1.2 million per location, before landlord contributions. The Company is presently testing an exterior remodel package for its domestic Sizzler(R) operations and cost estimates range between $50,000 and $75,000.


Debt
----

The Company's debt includes a credit facility with Westpac. The credit facility is collateralized by the Australian division's assets and intellectual property. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (6.6 percent at February 3, 2002) plus a
2.25 percent margin. The agreement is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. At the end of the quarter, the Company's unpaid principal balance on the Westpac facility was approximately $15.7 million.

In addition, the Company has a $10.0 million, seven year term loan with Heller Financial Services that is amortized based on 15 years, with an interest rate of
9.4 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company's real estate and personal property in the U.S.

are collateral for the loan. The loan is subject to certain financial covenants and restrictions which management believes are customary for a loan of this type. At the end of the quarter, the Company's unpaid principal balance was approximately $9.8 million.

In connection with the acquisition of Pat & Oscar's, the Company assumed revolving credit facilities with the Southwest Community Bank that mature in fiscal year 2004 and 2005. The agreement is subject to certain financial covenants and restrictions which management believes are customary for loans of this type. The loans carry variable interest rates that ranged from 5.5 percent to 10.0 percent over the past 12 months. At the end of the quarter, the Company's unpaid principal balance was approximately $1.9 million.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs.

The Company is in compliance with all debt covenants and restrictions.

Share Repurchase
----------------

During the forty weeks ended February 3, 2002, the Company repurchased 636,200 shares of its common stock for a total of $901,000. This brings the total number of shares repurchased to 2.0 million out of 2.0 million authorized.


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

Interest rate risk
------------------

The Company's primary financial instrument subject to market risk is a bank loan with Westpac, with an outstanding principal balance at February 3, 2002 of $15.7 million or $31.3 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company's international division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (6.6 percent at February 3, 2002), including a margin of 2.25 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company's exposure to interest rate increases on this loan, the Company entered into two interest rate cap contracts that prevent the Company's interest rate from exceeding 7.60 percent, in which case the subsidiary would receive the difference between the contract rate and the actual interest rate. The interest rate cap covers approximately 33 percent of the loan principal outstanding and expires September 30, 2002 and August 31, 2003, respectively.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest exposure to a fixed rate of a weighted average of approximately 7.60 percent. The interest rate swap contracts covered approximately one third of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has a revolving credit facility with variable interest as a result of the acquisition of Pat & Oscar's. The interest rate ranged from 5.5 to
10.0 percent during the last 12 months. As of February 3, 2002, the Company had a $1.9 million balance comprised of unpaid principal.

Foreign Currency Exchange Rate Risk
-----------------------------------

The Company's foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company's net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduced the Company's exposure by decreasing its net investment. As of February 3, 2002, the Company's net investment in its Australian subsidiaries was $13.8 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements may include, but are not limited to, statements regarding (a) repayment of the Westpac loan in August of 2003, (b) the initiation of new Sizzler USA marketing and menu programs and an exterior remodeling program (c) the continued focus on quality service by training its restaurant employees with new training programs,
(d) the completion of the re-imaging of the Company's Sizzler USA franchise locations before the end of calendar year 2003, (e) the accretion to earnings of the Pat & Oscar's division for fiscal year 2002, (f) the continued repositioning of the Sizzler(R) concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service, (f) the testing of various Sizzler(R) restaurant programs in Australia including a test restaurant in a club, (g) the opening of one new Pat & Oscar's location in the fourth quarter of fiscal year 2002 and five to six new locations in fiscal year 2003.
(h) the KFC(R) facilities upgrade program, (i) the sufficiency of cash flow from operations will be sufficient to meet debt service and working capital requirements, and (j) the impact of SFAS 144 on the Company's consolidated results of operations, financial position and cash flow.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include but are not limited to: (a) the Company's ability to pay principal and interest under the Westpac loan without extension or deferral of the maturity of such loan, (b) the extent to which the Company continues to consider new Sizzler USA marketing, menu and restaurant employee training programs to be a cost-effective means of increasing sales and improving customer service, (c) acceptance by franchisees of the proposed Sizzler USA re-imaging program and such franchisees' access to capital resources, (d) the Company's successful generation of earnings in the Pat & Oscar's division for the remainder of fiscal year 2002, (e) the Company's ability to continue its Sizzler(R) concept repositioning efforts in Australia, and the success of such efforts, (f) the costs and perceived benefits of Sizzler(R) restaurant testing programs in Australia, (g) the Company's ability to complete the near-term opening of additional Pat & Oscar's(SM) restaurants on schedule, (h) the Company's ability to avoid any material liability arising out of the E.coli incident in Milwaukee in July 2000, including the liquidation of its insurance carrier, Reliance Insurance Company. (i) the Company's ability to manage its costs and expenses and meet of its debt service requirements and working capital needs, and (j) other risks and factors as detailed from time to time in the Company's SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.

             WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business.

Two subsidiaries of the Company are named defendants in 11 of 15 lawsuits arising out of the E. coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The Company's former meat supplier, Excel Corporation and the Company's former franchisee, E&B Management Company and its principals are named defendants in some or all of the cases. The plaintiffs seek monetary damages in amounts to be determined for death, sickness or injuries arising out of the consumption of food allegedly contaminated with E. coli. Approximately 140 claims were submitted and a substantial number of those claims have been resolved or settled. No trial date has been set.

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

ITEM 5:  OTHER RELATED PARTY TRANSACTIONS

On October 15, 2001, the Company made a $0.2 million loan to Kenneth Cole, President and CEO of Sizzler USA, which constituted a material consideration of his employment package. The proceeds of the loan were to be used to pay in full two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer, owned by Mr. Cole. Mr. Cole will repay the Company upon the sale of the stock, if sale should occur. Any deficiency will be forgiven bv the Company over a five year period provided Mr. Cole remains employed by the Company.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

    Number      Description
    ------      -----------

       3.1      Amended bylaws of the Registrant, effective through January
       17, 2002.

b.     Reports on Form 8-K

       The Company filed a report on Form 8-K dated January 4, 2002 reporting:

       On September 20, 2001, the Company issued a press release announcing the opening of the twelfth Pat & Oscar's(SM) restaurant.

       On November 19, 2001, the Company issued a press release announcing the opening of the thirteenth Pat & Oscar's(SM) restaurant.

       On November 20, 2001, the Company issued a press release announcing the second quarter fiscal year 2002 results.

       On December 19, 2001, the Company issued a press release announcing the opening of the fourteenth Pat & Oscar's(SM) restaurant.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Worldwide Restaurant Concepts, Inc.
                                    Registrant



Date: March 19, 2002                /s/ Charles L. Boppell
                                    ----------------------
                                    Charles L. Boppell
                                    President, Chief Executive Officer and
                                    Director


Date: March 19, 2002                /s/ A. Keith Wall
                                    -----------------
                                    A. Keith Wall
                                    Vice President and Chief Financial
                                    Officer (principal financial and
                                    Accounting officer)


Date:  March 19, 2002               /s/Mary E. Arnold
                                    -----------------
                                    Mary E. Arnold
                                    Vice President and Controller