Form 10-K
period 2002-04-30
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2002-07-19
CIK 870760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended April 30, 2002 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from                      to

Commission file number 1-10711

WORLDWIDE RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4307254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15301 Ventura Blvd., Suite 300, Building B, Sherman Oaks, California 91403
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (818) 662-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2002, computed by reference to the closing sale price of such shares on such date was $79,784,295.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 2002, was 27,230,135.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Portions of the registrant’s proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1:     Business

General

Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company”) are principally engaged in the operation, development and franchising of the Sizzler® concept, the operation and development of the Pat & Oscar’sSM concept and the operation of KFC® franchises.

Effective September 4, 2001, the Company changed its name from Sizzler International, Inc. to Worldwide Restaurant Concepts, Inc. in order to better reflect the Company’s position as a multi-national and multi-concept company.

Restaurant Concepts

Sizzler® Restaurants

The Company operates and franchises 331 Sizzler® restaurants in the United States, Australia, Latin America and Asia. Sizzler® restaurants operate in the mid-scale casual dining market featuring a selection of grilled steak, chicken and seafood entrees, sandwiches, specialty platters, as well as a fresh fruit and salad bar in a casual dining environment. Sizzler® restaurants provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrees and follows-up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant. Sizzler® restaurants in Asia have moved to full table service where customers are served at the table and pay after the meal on exit.

Sizzler® restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests. Sizzler® restaurants are generally open for lunch and dinner seven days a week. During fiscal year 2002, lunch and dinner sales were approximately 41.0 percent and 59.0 percent, respectively, in the United States. In Australia, lunch and dinner sales were approximately 34.0 percent and 66.0 percent, respectively. The average restaurant check was approximately $9.58 in the United States and $13.42 Australian dollars in Australia.

In addition to operating Sizzler® restaurants, the Company franchises the Sizzler® concept. Individual franchise agreements for a Sizzler® restaurant provide a franchise term of 20 years. Payment of the initial franchise fee entitles the franchisee to assistance with planning and construction of the restaurant and initial management training. Additionally, franchisees pay royalties based on a percentage of gross sales. Multi-unit franchise development agreements may offer reduced initial franchise fees and royalties. Franchisees are required to contribute a percentage of gross sales to a national advertising fund and may contribute to regional cooperative advertising funds.

Operating segment information for fiscal year 2002, 2001 and 2000 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Pat & Oscar’sSM Restaurants

On August 30, 2000, the Company completed the acquisition of 82.0 percent of the outstanding membership interests of FFPE, LLC, a newly organized entity that owns the assets used in the operation of restaurants formerly doing business under the name “Oscar’s.” On April 18, 2001, the Company changed the name of the concept to Pat & Oscar’sSM. The terms of the acquisition included the Company’s payment of approximately $15.2 million in cash and issuance of warrants to purchase up to 1,250,000 shares of Company common stock at $4.00 per share. The Company has agreed to pay an earn-out amount as of February 28, 2003, which may amount to as much as $8.1 million if certain targets are achieved. The terms of the agreement include put and call options for the purchase of the 18.0 percent minority interest (see Note 2—Pat & Oscar’s, to Consolidated Financial Statements). On April 16, 2002, a notice of intent to exercise one of the put options was received and on June 28, 2002, the Company acquired an additional 5.2 percent of the outstanding membership interests of FFPE, LLC for a payment of approximately $1.0 million. The Company has accounted for the acquisition under the purchase method; accordingly the statements of operations include the results of Pat & Oscar’s since the acquisition date. To date the acquisition resulted in goodwill of approximately $19.2 million before potential earn-outs.

The Pat & Oscar’sSM concept operates 15 restaurants in Southern California and Arizona that feature a selection of pizza, pasta, chicken, ribs and salad entries. Founded in 1991, Pat & Oscar’s was a pioneer in the quick-casual market that features great tasting, homemade food promptly served in a clean, relaxed and friendly atmosphere. This system combines the benefits of convenience with the experience of a full service restaurant.

Pat & Oscar’sSM restaurants are typically free-standing buildings or end-cap sites located in strip malls that are 5,500 to 6,500 square feet including patios ranging from 500 to 2,000 square feet. Approximately 200 to 250 seats are available. Pat & Oscar’sSM also offers catering and home delivery services, which represent approximately 15.0 percent of total revenues. During fiscal year 2002, lunch and dinner sales including catering and home delivery were approximately 45.0 percent and 55.0 percent, respectively.

Operating segment information for fiscal year 2002, 2001 and 2000 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

KFC® Restaurants

The Company operates 107 KFC® restaurants in Queensland, Australia under franchise agreements with Yum! Brands, Inc., formerly Tricon Global Restaurants, Inc. (“Franchisor” or “Yum! Brands”). KFC® restaurants in Australia operate in the quick service dining market and feature fried chicken, sandwiches and various side orders such as biscuits, fries, sodas and mashed potatoes. During fiscal year 2002, lunch and dinner sales were approximately 39.0 percent and 61.0 percent, respectively. The average check was approximately $8.81 in Australian dollars. KFC® restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet providing seating for 20 to 65 guests. Approximately 69.0 percent of the restaurants offer drive-thru windows and approximately 18.0 percent are located in shopping mall food courts. At the end of the fiscal year 2002, KFC® operated 12 restaurants that offered “face-to-face” drive-thru windows. The term of the Company’s franchise agreements vary from 8 to 22 years and require payment of royalties based on a percentage of sales. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the Franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal year 2002, 2001 and 2000 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Suppliers

The Company has entered into distribution arrangements with a number of suppliers of food and other products and services used by its restaurants. From time to time the Company makes advance purchases of selected commodity items to minimize cost fluctuations. Although wholesale commodity prices are subject to change due to various economic conditions, the Company has in the past been able to obtain sufficient supplies to carry on its businesses and the Company believes that it will be able to do so in the future.

Trademarks and Service Marks

The Company owns certain domestic and international registered trademarks, trade names and service marks which are of material importance to its business. The Company owns Sizzler® and certain other registered trademarks, trade names and service marks that it licenses to its franchisees. The Company also owns the Pat & Oscar’sSM service mark and has been granted a license to use certain trademarks, trade names and service marks, which relate to the operation of KFC® restaurants in Australia pursuant to the franchise agreements with the Franchisor. The Company has a first right of refusal to open Taco Bell® restaurants in Queensland, Australia subject to certain conditions in the event its Franchisor commences development of this market.

Research and Development

The Company continuously evaluates and updates its menus and restaurant concepts. The Company’s research and marketing staff, in conjunction with outside consultants and food suppliers, develop new products. Before being introduced, new menu items are tested and evaluated for guest satisfaction, quality and profitability.

The Company intends to continue its existing research programs to develop new food products and evaluate marketing activities and the costs associated with these activities are not expected to be material to the Company.

Seasonality

The Company’s operations are subject to seasonal fluctuation with sales during the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to the weather and other conditions, however Pat & Oscar’sSM catering sales are typically higher during the winter holidays. The overall effect of seasonality is moderated to a limited extent because the Australian seasons are in reverse of the seasons in the United States.

Working Capital Requirements

The Company’s working capital requirements generally do not fluctuate significantly during the year because revenues consist primarily of cash sales and there is a rapid turnover of inventory. The Company does not carry significant inventories of beef, poultry, seafood, produce or other food products because these items are ordered and delivered two or more times per week.

Competition

The restaurant business is highly competitive and is impacted by changes in consumer eating preferences, demographic and socio-cultural patterns, and local and national economic conditions that may affect spending habits. The Company’s restaurants compete directly and indirectly with a large number of national and regional restaurant establishments, as well as with independently owned restaurants that offer moderately priced steak, chicken, salads and other menu items. The Company relies on innovative concept development, marketing techniques and promotions and competes with other restaurants in terms of perceived value, variety and quality of menu items, service, and price. There are other companies engaged in restaurant operations and franchising programs similar to the Company’s that have greater financial resources and a higher volume of sales than the Company.

Environmental Matters

Federal and state environmental regulations have not had a material effect on the Company, but more stringent and unique requirements of various local government bodies with respect to zoning, land use and environmental factors sometimes impact construction of new restaurants or remodels of existing restaurants.

Employees

At April 30, 2002, the Company had approximately 3,665 employees in the United States and approximately 4,960 employees in Australia. The majority of the Company’s employees in Australia are covered by union contracts that are negotiated between national and state governments and applicable unions on behalf of all hourly restaurant employees. Labor relations with employees have traditionally been good. The majority of the Company’s employees work part-time and are paid on an hourly basis.

Government Regulation

Each of the Company’s domestic and international restaurants are subject to various federal, state, local and Australian laws where applicable and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages and regulations regarding wages, hiring and employment practices. The Company believes it has all material licenses and approvals required to operate its business, and that its operations are in material compliance with applicable laws and regulations.

Inflation

Increases in interest rates and the costs of labor, food, utilities and construction can significantly affect the Company’s operating results. Management believes that the current practices of maintaining adequate operating margins through an appropriate combination of menu price increases and cost controls, careful management of working capital and evaluation of property and equipment needs are its most effective means of dealing with inflation.

Other

The Company is aware of industry concerns regarding the potential impact of possible further increases in the minimum wage, increases in utility costs, the increased marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods, compliance with existing or proposed health and safety legislation, changes in domestic and international economies, threats regarding potential terrorist activities and other similar contingencies. The Company is unable to predict the possible impact of such factors on its business. However, in the past, the Company has been able to address these changes in the business climate by passing certain associated costs along to its customers, because the changes have generally impacted all restaurant companies.

Risks Associated With Foreign Operations

The Company operates Sizzler® restaurants in several Australian states and one in New Zealand, as well as KFC® restaurants in Queensland and New South Wales, Australia. The Company also licenses the right to operate Sizzler® restaurants to franchisees in a number of countries and U.S. territories. Possible risks associated with such operations include fluctuations in currency exchange rates, higher rates of inflation, possible changes in tax rates and tax structures, and possible foreign political and economic conditions.

Item 2:     Properties

At April 30, 2002 the Company operated and franchised 453 locations in 17 states and 11 countries and territories (including USA) as illustrated below:

	Owned	Franchised	Total
USA Sizzler® Restaurants
State
Arizona	—	6	6
California	51	98	149
Delaware	1	—	1
Florida	—	6	6
Hawaii	—	6	6
Idaho	—	5	5
Missouri	—	1	1
Montana	—	2	2
Nebraska	—	4	4
Nevada	3	2	5
New Jersey	4	2	6
New Mexico	—	2	2
New York	7	6	13
Oregon	—	11	11
Texas	—	1	1
Utah	—	12	12
Washington	—	5	5
Total USA	66	169	235

	Owned	Franchised	Total
Latin American Sizzler® Restaurants
Countries and Territories
Guatemala	—	5	5
Puerto Rico	—	8	8
Total Latin America	—	13	13

Total Sizzler® USA & Latin America	66	182	248

	Owned	Franchised	Total
International Sizzler® Restaurants
Countries and Territories
Australia	29	—	29
Indonesia	—	6	6
Japan	—	20	20
Korea	—	3	3
New Zealand	1	—	1
Taiwan	—	2	2
Thailand	—	19	19
Singapore	—	3	3
Total International	30	53	83

Total Sizzler®	96	235	331

KFC® restaurants
Australia	107	—	107
Total KFC®	107	—	107

Pat & Oscar’sSM restaurants
Arizona	1	—	1
California	14	—	14
Total Pat & Oscar’sSM	15	—	15

Total all concepts	218	235	453

The Company operates substantially all of its restaurants subject to real property leases. The leases generally are for primary terms of 5 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2021. A small number of franchised restaurants are also located on property owned or leased by the Company. Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations.

In addition to the restaurant locations set forth above, the Company leases office space in Sherman Oaks, California that serves as its corporate headquarters. The Company also leases regional offices in San Diego, California and Queensland, Australia to support Pat & Oscar’s and its international operations, respectively.

Item 3:     Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation and the Company’s franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs intend to file timely appeals of the court’s decision. The Company believes that the resolution of all claims associated with the E.coli incident will not have any material impact on the Company or its financial position.

In April 2002 the Company received an advance payment of $1.0 million from its insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania in recognition of undisputed proceeds payable from its insurance policy covering business interruption/lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds are recorded as an offset to other operating expenses in the Consolidated Statements of Operations.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have any material impact upon the Company or its financial position.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have any material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President and CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’s restaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company or its financial position.

Item 4:     Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant as of June 30, 2002

The following are the Executive Officers of the Company as of June 30, 2002:

Charles L. Boppell	60	President and Chief Executive Officer of the Company since 1999. Director of the Company since April 1999. President and Chief Executive Officer of La Salsa Holding Company (1993-1999).
Kevin W. Perkins	50
Executive Vice President of the Company and President and Chief Executive Officer of the Company’s International Operations since 1997. Director of the Company (1994 to present). President and Chief Executive Officer of the Company (1994-1997).

Kenneth Cole	48	President and Chief Executive Officer of Sizzler USA, Inc. since May 2001. President and Chief Executive Officer of Blue Chalk Café (d/b/a Left at Albuquerque) (1999-2001).

		President and Chief Executive Officer Damon’s International, Inc. (1988-1999).
Robert Holden	45
President and Chief Executive Officer of Pat & Oscar’s division since April 2002 and Chief Operating Officer of the Company since 2001, Vice President of Rio Bravo (1999-2001), Executive Vice President of Johnny Rockets Group, Inc. (1995-1999).

A. Keith Wall	49
Vice President and Chief Financial Officer of the Company since 2001. Vice President and Chief Financial Officer of Central Financial Acceptance Corporation (1998-2001). Vice President and Chief Financial Officer of Central Rents, Inc. (1996-1998).

Diane Hardesty	51	Vice President and Chief Administrative Officer of the Company since 2000. Vice President of the Company since 1999. Vice President of La Salsa Holding Company (1995-1999).
Michael B. Green	56
Vice President, General Counsel and Secretary of the Company since 1999. Vice President, General Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company (1995-1997).

Kimberley Forster	36	Vice President of Strategic Planning of the Company since 1999. Director of Financial Analysis, Times Mirror Company (1996-1999).
Mary E. Arnold	43
Vice President and Controller of the Company since 2000. Controller of the Company (1999-2000). Vice President Finance, The Intergroup Corporation (1999). Vice President Finance and Controller, Koo Koo Roo, Inc. (1994-1998).

John Burns	60	Vice President of Purchasing of the Company since 2001. Vice President of Purchasing of Sizzler USA since 1997. Vice President of Purchasing and Distribution, Family Restaurants, Inc. (1994-1997).

PART II

Item 5:     Market For Registrant’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SZ.” As of June 30, 2002, the number of record holders of the Company’s common stock was 1,681. The high and low closing sales prices for a share of the Company’s common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

	2002		2001
	High	Low	High	Low
First Quarter	$1.550	$1.300	$3.000	$2.250
Second Quarter	1.500	0.950	2.380	1.250
Third Quarter	1.690	1.040	2.130	1.440
Fourth Quarter	2.390	1.300	1.910	0.990

Common Stock Dividends

The Company has not declared any cash dividends during the three most recent fiscal years. Future dividends will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors. The Company does not expect to pay any dividends in the foreseeable future.

Stock Option Plans

The table below breaks out the stock option plans that were in effect as of April 30, 2002:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price outstanding options, warrants, and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	2,944,000	$2.01	1,631,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,944,000	$2.01	1,631,000

Item 6:     Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

	For the Years Ended April 30,
	2002	2001	2000		1999	1998
	(In millions of dollars, except per share data and exchange rates)
Revenues	267.2	245.3	239.5		226.3	242.3
Net income	4.5	2.7	2.4	(a)	7.4	5.4
Basic and diluted earnings per share	0.16	0.10	0.08	(a)	0.26	0.19
Average Australian dollar exchange rate	0.5171	0.5494	0.6409		0.6208	0.7063
Total assets	133.5	122.6	115.9		114.7	120.5
Long-term debt	23.4	24.1	21.2		26.9	35.5
Total stockholders’ equity	55.2	54.5	50.6		52.7	43.8
Cash dividends declared per share	—	—	—		—	—
Other Data:
System-wide sales(b)	583.0	575.0	568.8		532.7	557.9

(a)
Includes a pre-tax charge of $12.1 million or $0.42 per share, of which $5.5 million was related to the sale and leaseback of certain properties in Australia and $6.6 million was the final reorganization charge. See Note 14—Sale and Leaseback and Restructuring Charge, to Consolidated Financial Statements. In addition to these charges, the Company recorded an income tax benefit of $5.9 million or $0.20 per share.

(b)	Includes gross revenues of all franchised locations as reported by franchisees and Company owned locations.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Item 6: “Selected Financial Data” the Consolidated Financial Statements, including the notes thereto, and other financial information appearing elsewhere herein.

The Company’s revenues are generated from four primary sources: (1) domestic Company-operated Sizzler® restaurant sales and franchise revenues (including franchise fees, royalties and rental income), (2) international Company-operated Sizzler® restaurant sales and franchise revenues, (3) revenues from international KFC® franchises operated by the Company and (4) domestic Company-operated Pat & Oscar’sSM restaurants.

During fiscal year 2002, the Company opened four new Pat & Oscar’sSM locations, including its first in San Bernardino County, California and now operates in three counties in California and one in Arizona. The Company plans to open five to six restaurants in fiscal year 2003, including one or two locations in Los Angeles County, California. The Company continued its focus on providing high quality food in a fast-casual setting served by employees who are trained in a culture that emphasizes cheerful service and the value of its employees and guests.

During fiscal year 2002, following the prior year enhancement of a majority of its Company-owned Sizzler® restaurants with an interior remodel and menu upgrade, the Company concentrated on strengthening its operations through re-training its restaurant employees and by obtaining guest feedback from a variety of sources including focus groups, secret shoppers and employees. Near the end of fiscal year 2002, the Company began testing an updated exterior façade at one of its restaurants and expects to expand the test, if successful, to ten locations during fiscal year 2003.

In addition to the Company store remodels, the Company has continued the franchise reinvestment program whereby its franchisees are implementing the décor and menu upgrades implemented by the Company. During the fiscal year 2002, the Company’s franchisees completed four full restaurant remodels and 20 partial remodels.

During fiscal year 2002, the Company’s international division continued testing the Sizzler® remodel design that incorporates features from the U.S. Sizzler® remodels as well as local preferences. The Company is presently testing two remodel formats, one mirrors the U.S. Sizzler® version and the other is a scaled-back version of its theme. The Company will continue to monitor these locations before proceeding with the remodel program in Australia.

The Company has also continued its facilities upgrade program for its KFC® locations and has introduced “face-to-face” drive through window operations in 12 locations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities and contingencies as of the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of our franchisees to make required payments for franchise royalties, rents and notes receivable. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of its franchisees based primarily on past payment trends and periodic financial information, which the franchisees are required to submit. If the financial condition of its franchisees were to deteriorate and result in their inability to make payments, the Company may be required to increase its allowance for doubtful accounts by recording additional bad debt expense.

Property and equipment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Projected future operating cashflows are based on budgeted future operational results. Considerable management judgment is necessary to estimate projected future operating cashflows. Accordingly, if actual results vary from such estimates, significant future impairments could result.

Intangible assets

The Company is required to review its intangible assets for impairment on an annual basis. The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. Fair value for goodwill is determined based on fair market valuation of the reporting unit. Considerable management judgment is necessary to estimate fair market value. Accordingly, actual results could vary from such estimates.

Income taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment. The Company regularly reviews its deferred income tax assets to determine the realizability of the deferred income tax assets based on the weight of available information. Realization of the net deferred income tax asset is dependent on generating sufficient taxable income in the periods in which temporary differences will reverse. The amount of the net deferred income tax asset that is considered realizable, however, could be adjusted in the near term if estimates of future taxable income are adjusted.

Self-Insurance

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

Supplemental Executive Retirement Plan

The Company terminated its supplemental executive retirement plan (“SERP”) but continues to remain obligated under the SERP for 11 former employees (including an employee who retired in fiscal 2002.) The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The Company makes significant assumptions used in determining the net pension cost and benefit obligation. Significant assumptions used are discount rates and mortality tables, which are determined with assistance of an outside consulting firm. Although management believes that the amounts accrued for these benefit obligations are sufficient, any changes in these assumptions could have a material adverse effect on the Company’s financial results.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2002 VS. FIFTY-TWO WEEKS ENDED APRIL 30, 2001

Consolidated revenues were $267.2 million in fiscal year 2002 compared to $245.3 million in fiscal year 2001, an increase of $21.9 million or 8.9 percent. The increase is primarily attributable to the opening of four new Pat & Oscar’sSM restaurants, and same store sales increases from KFC and Sizzler Australia. These revenue increases were slightly offset by a decline in same store sales from the Company’s U.S. restaurants due to softness and uncertainty in the domestic economy. Further offsetting these revenues was a 5.9 percent decline in the Australian dollar exchange rate that represents approximately $7.6 million in revenues.

Domestic revenues increased $20.1 million or 16.0 percent in fiscal year 2002 to $145.6 million compared to $125.5 million in fiscal year 2001, primarily due to inclusion of Pat & Oscar’s for 52 weeks of operation in the current year compared to 35 weeks in the prior year and the opening of four new Pat & Oscar’sSM restaurants. International revenues increased $1.8 million or 1.5 percent primarily due to increased same store sales, higher check averages and increased customer traffic partially offset by a decrease in the Australian exchange rate.

Consolidated operating expenses were $259.8 million in fiscal year 2002 compared to $238.3 million in fiscal year 2001, an increase of $21.5 million or 9.0 percent. The increase is primarily due to the addition of four new Pat & Oscar’sSM locations. The remaining increase is mostly due to an increase in sales volumes and higher labor costs partially offset by a 5.9 percent decrease in the Australian dollar exchange rate. Interest expense was $3.6 million in fiscal year 2002 compared to $3.8 million in fiscal year 2001, a decrease of $0.2 million or 5.3 percent primarily due to lower debt balances and lower interest rates. Interest expense is primarily related to the Company’s debt with Westpac, financing from GE Capital (formerly Heller Financial Services) and the Company’s SERP covering 11 former employees. Investment income was $0.8 million in fiscal year 2002 compared to $1.6 million in fiscal year 2001, a decrease of $0.8 million or 47.4 percent primarily due to lower interest rates and lower average cash balances.

Other income represents the gain on the disposition of one Sizzler® location in the United States in both fiscal years 2002 and 2001. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees.

The provision for income tax was $0.6 million in fiscal year 2002 compared to $2.4 million in fiscal year 2001, a decrease of $1.8 million due to utilization of net operating loss carryforwards under SFAS No. 109 and permanent difference that generated a tax benefit in the Company’s domestic and international operations. (See Note 4—Income Taxes, to Consolidated Financial Statements.)

U.S. Sizzler Operations

Total revenues for fiscal year 2002 were $105.7 million compared to $104.7 million in fiscal year 2001. Restaurant sales were $98.9 million compared to $97.7 million in fiscal year 2001, an increase of $1.2 million or 1.2 percent. On a comparative restaurant basis, Sizzler® restaurants open more than one year experienced a 0.6 percent decrease in average sales per restaurant. Although fewer restaurants were open at the end of fiscal year 2002, total restaurant sales increased due to a higher number of restaurants open during most of fiscal year 2002 when compared to 2001. The increase was partially offset by lower same-store sales. There were 66 Company-operated Sizzler® restaurants as of April 30, 2002 and 68 as of April 30, 2001. During fiscal year 2002, the Company closed one store due to redevelopment and one due to unprofitable operations. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. Franchise revenues were $6.8 million in fiscal year 2002 compared to $7.0 million in fiscal year 2001, a decrease of $0.2 million or 2.9 percent. The decrease in fiscal year 2002 is due to having seven fewer units. As of April 30, 2002 there were 182 Sizzler® franchise locations, including 13 in Latin America compared to 189 as of April 30, 2001.

Prime costs, which include food, paper and labor, were $64.2 million in fiscal year 2002 compared to $63.7 million in fiscal year 2001, an increase of $0.5 million. Prime costs were 64.9 percent of sales in fiscal year 2002 and 65.2 percent in fiscal year 2001. Prime costs remained relatively flat due to lower food costs associated with lower commodity prices and better cost controls offset by higher labor costs associated with minimum wage increases and higher workers’ compensation costs.

Other operating expenses were $25.4 million in fiscal year 2002 compared to $22.6 million in fiscal year 2001, an increase of $2.8 million or 12.4 percent primarily due to higher utilities and rent expense and to having a higher number of restaurants throughout fiscal year 2002 compared to 2001. In fiscal 2002, the Company recorded asset impairment charges of $1.3 million relating to certain underperforming restaurants that was partially offset by $1.0 million of business interruption insurance proceeds related to an E.coli incident in July 2000. (See Note 8—Commitments and Contingencies.)

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, mid-scale casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is testing a menu redevelopment initiative that includes new grilled entrees and side-dishes and re-designed menu boards to be accompanied by new marketing programs. The Company is also evaluating an exterior upgrade to complement the interior remodels completed last year. If successful, the Company plans to complete ten exterior remodels in fiscal year 2003. In addition, the Company will continue to focus on quality service by training its restaurant employees with new training programs.

Pat & Oscar’s Operations

Total revenues for fiscal year 2002 were $39.9 million compared to $20.8 million in the same period of the prior year, an increase of $19.1 million or 91.8 percent. The acquisition of Pat & Oscar’s occurred during the second quarter of the prior year, therefore there were 52 weeks of operation in the current year compared to 35 weeks in the prior year. In addition, there were 15 restaurants at the end of the current fiscal year compared to 11 in the prior year. Same store sales also increased 0.1 percent as a result of promotions featuring family value meals and other side dishes, which offset cannibalization of sales caused by certain newly opened restaurants.

Prime costs, which included food and labor, were $23.5 million compared to $13.1 million in the same period of the prior year. Total prime cost increased due to the additional weeks of operations and the new restaurants. Prime costs represent 58.9 percent of sales, compared to 62.9 percent of sales in the same period of the prior year. This improvement is due to significant food costs saving related to new vendor contracts where benefits of the Company’s purchasing leverage have resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor cost controls reduced overall labor costs.

Other operating expenses amounted to $9.9 million compared to $5.2 million in the same period of the prior year, an increase of $4.7 million or 90.0 percent primarily due to new restaurant openings and additional weeks of operations.

The Company expects to open five to six new locations during fiscal year 2003 and will focus its expansion in Southern California with emphasis outside of San Diego County.

International Sizzler Operations

Revenues from Company-operated international Sizzler® restaurants were $34.8 million in fiscal year 2002 compared to $34.4 million in fiscal year 2001, an increase of $0.4 million or 1.1 percent. On a comparative restaurant basis in Australian dollars, Sizzler® restaurants open more than one year experienced a 9.0 percent increase in average sales per restaurant. This increase in revenue was due to increased customer counts and a higher average guest check that were driven by successful marketing promotions featuring the add on of a steak or seafood entrée for only $2.00 or $3.00 Australian dollars with the purchase of a salad bar and beverage. The increase was partially offset by $2.2 million related to the decrease in the Australian dollar exchange rate. There were 30 Company-operated Sizzler® restaurants on April 30, 2002 compared to 31 restaurants in 2001. International franchise revenues were $1.6 million in fiscal year 2002 compared to $1.7 million in fiscal year 2001, a decrease of $0.1 million or 5.9 percent. The decrease is primarily due to a 5.9 percent decline in the exchange rate compared to the prior year. As of April 30, 2002 and April 30, 2001 there were 50 international franchised restaurants and three joint venture restaurants in six countries and 56 international franchise restaurants and three joint venture restaurants, respectively. During fiscal year 2002, three franchised restaurants were closed in Japan and three in Taiwan.

Prime costs were $23.5 million in fiscal year 2002 compared to $23.1 million in fiscal year 2001. Prime costs, which include food, paper and labor, increased to 67.5 percent of sales compared to 67.2 percent in the prior year. This increase is due to higher food costs associated with the add on promotions, to higher commodity prices and higher labor costs associated with wage increases and training.

Other operating expenses amounted to $7.7 million in fiscal year 2002 compared to $7.8 million in fiscal year 2001, a decrease of $0.1 million or 1.2 percent primarily due to the effect of lower exchange rates partially offset by an increase in costs necessary to support the increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing two remodel formats, one mirrors the domestic Sizzler® version providing a softer, warmer steakhouse feel. The other is a scaled-back version of this theme. The Company will continue to monitor these locations before proceeding with the remodel program in Australia.

KFC Operations

Revenues from the Company’s KFC® restaurants were $85.2 million in fiscal year 2002 compared to $83.8 million in fiscal year 2001, an increase of $1.4 million or 1.7 percent. On a comparative restaurant basis in Australian dollars, KFC® restaurants open more than one year experienced a 4.5 percent increase in average sales per restaurant driven by successful marketing programs featuring family value meals and kids meal premiums and an increase in the average guest check. This increase was partially offset by $5.3 million related to the effect of the weakening of the Australian dollar. As of April 30, 2002 and April 30, 2001 there were 107 KFC® restaurants.

Prime costs were $51.2 million in fiscal year 2002 compared to $50.4 million in fiscal year 2001. Prime costs, which include food, paper and labor, remained flat at 60.1 percent.

Other operating expenses amounted to $20.0 million in fiscal year 2002 compared to $19.1 million in fiscal year 2001, an increase of $0.9 million or 4.7 percent. This increase is primarily due to higher rent expense associated with more stores being open and increased repair costs partially offset by lower exchange rates.

Management is continuing its facilities upgrade program and based on positive results of “face-to-face” drive-thru operations, plans to add three more upgrades during fiscal 2003.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2001 VS. FIFTY-TWO WEEKS ENDED APRIL 30, 2000

Consolidated revenues were $245.3 million in fiscal year 2001 compared to $239.5 million in fiscal year 2000, an increase of $5.8 million or 2.4 percent. The increase was primarily attributable to the addition of Pat & Oscar’s, same store sales increases from KFC® and sales from six KFCs® added during the year. These increases were partially offset by a same store sales decline in Sizzler® Australia and a 14.3 percent decline in the Australian dollar exchange rate that represented $19.9 million in revenues.

Domestic revenues increased $20.8 million or 19.8 percent in fiscal year 2001 compared to fiscal year 2000 primarily due to the addition of Pat & Oscar’s. Sales increases from remodeled Sizzler® locations early in fiscal year 2001 and the addition of a net of three locations were offset by the impact of the E.coli incident. Similarly, sales increases experienced by franchised Sizzler® restaurants were offset by the impact of the E.coli incident and by the closing of eight locations and the sale of four locations to the Company. International revenues decreased $14.9 million or 11.1 percent primarily due the exchange rate partially offset by higher KFC® net sales generated by higher check averages and increased customer traffic and six additional locations.

Consolidated operating expenses, were $238.3 million in fiscal year 2001 compared to $227.5 million in fiscal year 2000 (excluding the loss on sale and leaseback and restructuring charge), an increase of $10.8 million or 4.7 percent. The increase was due to the addition of Pat & Oscar’s partially offset by the decrease in the Australian dollar exchange rate. Total Pat & Oscar’s operating expenses in fiscal year 2001 were $22.6 million and the decrease due to the Australian dollar exchange rate was approximately $19.0 million. The remaining $7.2 million increase was primarily due to an increase in sales volumes, higher labor associated with training and additional rent expense from the sale and leaseback. The higher rent expense from the sale and leaseback was partially offset by a reduction in depreciation.

Interest expense was $3.8 million in fiscal year 2001 compared to $3.6 million in fiscal year 2000, an increase of $0.2 million or 5.6 percent. Interest expense was primarily related to the Company’s debt with Westpac, new financing from GE Capital and the Company’s supplemental executive retirement plan that covered ten former and one active employee. Investment income was $1.6 million in fiscal year 2001 compared to $1.4 million in fiscal year 2000, an increase of $0.2 million or 14.3 percent due to higher cash balances preceding the acquisition of Pat & Oscar’s.

Other income was $0.3 million in fiscal year 2001 compared to $1.4 million in fiscal year 2000, a decrease of $1.1 million due to the sale of one domestic location in fiscal year 2001 compared with three in fiscal year 2000. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees.

The provision for income tax was $2.4 million in fiscal year 2001 compared to a benefit of $3.3 million in fiscal year 2000. The tax expense in fiscal year 2001 was primarily due to the tax provision on income from the Company’s Australian division. The net tax benefit in fiscal year 2000 is from net operating loss carryforwards from the Company’s domestic operations partially offset by the tax provision on income from the Company’s Australian division.

U.S. Sizzler Operations

Total revenues for fiscal year 2001 were $104.7 million compared to $104.7 million in fiscal year 2000. Restaurant sales were $97.7 million compared to $97.6 million in fiscal year 2000, an increase of $0.1 million or 0.1 percent. On a comparative restaurant basis, Sizzler® restaurants open more than one year experienced a 0.2 percent increase in average sales per restaurant. This increase was driven by a higher average guest check partially offset by lower customer counts due to the E.coli incident. There were 68 Company-operated Sizzler® restaurants as of April 30, 2001 and 64 as of April 30, 2000. During fiscal year 2001, the Company sold one location to a franchisee, acquired four units from a franchisee and opened one new store. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. Franchise revenues were $7.0 million in fiscal year 2001 compared to $7.1 million in fiscal year 2000, a decrease of $0.1 million or 1.4 percent. The decrease in fiscal year 2001 reflects ten fewer units. This includes four locations acquired by the Company, two closures due to the E.coli incident and four closures due to expired leases. As of April 30, 2001 there were 189 Sizzler® franchise locations compared to 198 as of April 30, 2000.

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

Other operating expenses were $22.6 million in fiscal year 2001 compared to $21.7 million in fiscal year 2000, an increase of $0.9 million or 4.1 percent due to higher utilities and restaurant supplies costs incurred in connection with the remodels.

Other income represents the gain on the disposition of one excess property in fiscal year 2001 and three in fiscal year 2000.

Pat & Oscar’s Operations

The Pat & Oscar’s acquisition resulted in 35 weeks of operations in fiscal year 2001. Total revenues for the 35 weeks of operations were $20.8 million. Sales were generated by 11 locations, including three that opened subsequent to the acquisition.

Prime costs, which included food and labor, were $13.1 million or 63.1 percent of sales. This was slightly higher than historical levels due to labor costs associated with restaurant openings partially offset by lower food cost due to new vendor contracts and cost controls.

As a result of expansion activities on a small base of restaurants, the Company experienced operating losses from Pat & Oscar’s during fiscal year 2001.

International Sizzler Operations

Revenues from Company-operated international Sizzler® restaurants were $34.4 million in fiscal year 2001 compared to $40.8 million in fiscal year 2000, a decrease of $6.4 million or 15.7 percent. This decrease includes $5.7 million related to the decrease in the Australian dollar exchange rate. On a comparative restaurant basis in Australian dollars, Sizzler® restaurants open more than one year experienced a 1.4 percent decrease in average sales per restaurant. This decrease was due to the Australia goods and services tax (“GST”), which added a 10.0 percent tax on restaurant meals in July 2000 and to a slowing Australian economy late in fiscal year 2001. This decrease was partially offset by a higher average guest check. There were 31 Company-operated Sizzler® restaurants as of both April 30, 2001 and 2000. International franchise revenues were $1.7 million in fiscal year 2001 compared to $1.5 million in fiscal year 2000, an increase of $0.2 million or 13.3 percent. The increase was due to having four more units than in the prior year, net of a $0.3 million royalty revenue decline due to declining exchange rates. As of April 30, 2001 there were 56 international franchised restaurants and three joint venture restaurants in six countries compared to 52 international franchise restaurants and three joint venture restaurants as of April 30, 2000. During fiscal year 2001, four franchised restaurants were opened in Thailand, two in Japan, and one in Korea. Three restaurants were closed, two in Taiwan and one in Japan.

Prime costs were $23.1 million in fiscal year 2001 compared to $27.5 million in fiscal year 2000. Prime costs, which include food, paper and labor, decreased to 67.2 percent of sales compared to 67.4 percent in the prior year. This decrease was due to lower food costs associated with lower commodity prices partially offset by higher labor costs associated with wage increases and training.

Other operating expenses amounted to $7.8 million in fiscal year 2001 compared to $7.9 million in fiscal year 2000. These costs were flat due to a decrease in the exchange rate offset with higher rent expense from the sale and leaseback, partially offset by lower depreciation.

KFC Operations

Revenues from the Company’s KFC® restaurants were $83.8 million in fiscal year 2001 compared to $92.5 million in fiscal year 2000, a decrease of $8.7 million or 9.4 percent. This decrease included $14.0 million related to the decrease in the Australian dollar exchange rate partially offset by higher unit sales and six additional locations. On a comparative restaurant basis in Australian dollars, KFC® restaurants open more than one year experienced a 2.5 percent increase in average sales per restaurant driven by successful marketing programs that resulted in higher customer traffic and an increase in the average guest check. KFC® sales were adversely impacted by GST and, towards the end of fiscal year 2001, a slowing economy. As of April 30, 2001 there were 107 KFC® restaurants compared to 101 as of April 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s primary source of liquidity is cash flows from operations, which were $21.2 million in fiscal year 2002 compared to $9.6 million in fiscal year 2001. This increase is primarily due to increases in operating profit and fluctuations in operating account balances. The current ratio was 1.1 at April 30, 2002 and 1.2 at April 30, 2001. At April 30, 2002, working capital was $3.9 million compared to $4.2 million at the end of the prior year. The decreases in the current ratio and working capital are primarily due to higher levels of short-term debt maturities and higher liabilities associated with the Company’s self-insurance plans.

Total Assets/Capital Expenditures

Total assets increased $10.9 million or 8.9 percent in fiscal year 2002 due to an increase in cash and cash equivalents. Net property and equipment, excluding property held for sale, represented 45.9 percent of total assets at the end of fiscal year 2002 and 49.0 percent at the end of fiscal year 2001. This decrease is due to higher cash balances and the release of a tax asset valuation allowance.

Capital expenditures were $11.7 million in fiscal year 2002, which included Sizzler® remodels and other improvements of $1.4 million, new Pat & Oscar’sSM equipment and restaurant construction of $5.9 million, KFC® remodels and drive-thru upgrades of $2.2 million, Australian Sizzler® expenditures of $0.9 for remodels and maintenance, and corporate expenditures of $1.3 million primarily for leasehold improvements and computer system upgrades.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The Company expects to remodel six Australian Sizzler® restaurants at a cost of approximately $60,000 each and two to four KFC® restaurants, including “face-to-face” drive-thru remodels, at a cost of approximately $335,000 each, after landlord contributions. In addition two new shopping mall food court locations will be opened at an approximate cost of $225,000. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s division through new restaurants. Presently, the Company contemplates adding five to six more Pat & Oscar’sSM locations by the end of fiscal 2003 at a net cost of approximately $1.2 million per location, after landlord contributions. The Company is presently testing an exterior remodel package for its domestic Sizzler® operations and cost estimates range between $50,000 and $75,000. If tests underway prove successful the Company expects to complete ten exterior remodels in fiscal year 2003.

Debt

The Company’s debt includes a credit facility with Westpac Banking Corporation in Australia (“Westpac”) that is collateralized by the Australian division’s assets, undertakings and intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate, plus a 2.3 percent margin. At the end of the fiscal year, the Company’s unpaid principal balance on the Westpac facility was approximately $29.0 million Australian dollars, or $15.8 million.

In addition, the Company entered into a $10.0 million, seven year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount available. A portion of the Company’s real estate and personal property in the U.S are collateral for the loan. At the end of the fiscal year the Company’s unpaid principal balance was approximately $9.7 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The loans carry variable interest rates that ranged from 5.8 percent to 8.5 percent during 2002. The unpaid principal and interest related to these notes was $1.4 million. There is also a $0.3 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.8 percent to 8.5 percent during 2002.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements and working capital needs.

The Company is in compliance with all debt covenants as of April 30, 2002.

Contractual Obligations

The Company’s future contractual obligations at April 30, 2002 consist of the following:

Fiscal Year	Long-Term Debt	Operating Leases	Capital Leases	Pat & Oscar’s Earn-out/Put Options		Total
2003	$6.0	$17.3	$0.1	$2.0	(a)	$25.4
2004	12.7	15.5	0.1	—		28.3
2005	0.7	14.0	0.1	—		14.8
2006	0.6	11.9	0.1	—		12.6
2007	0.7	10.1	0.1	—		10.9
Thereafter	8.6	29.2	0.2	—		38.0

Total	$29.3	$98.0	$0.7	$2.0		$130.0

(a)	Includes an estimate of $1.0 million for the earn-out and $1.0 million paid under the put option agreement for the 5.2 percent ownership interest.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of the above needs.

Pat & Oscar’s Put and Call Option

The Company’s purchase agreement for the acquisition of Pat & Oscar’s includes set fixed price put and call option agreements for the first two years after the acquisition under which the Company could elect to acquire the remaining 18.0 percent ownership interest under its call option or under the put option be required to acquire up to 5.2 percent of the remaining ownership interest. The put option for the 5.2 percent was exercised on June 28, 2002 for approximately $1.0 million. The other put option, pertaining to the remaining 12.8 percent is exercisable only after August 30, 2002 for a price determined by a formula based in part on a multiple of Pat & Oscar’s earnings less indebtedness. The Company’s call option may also be exercised after August 30, 2002 for a price determined by a formula based in part on a multiple of Pat & Oscar’s earnings less indebtedness.

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration of up to $8.1 million if specified revenue, profitability, and growth targets covering the period August 30, 2000 through February 28, 2003 are achieved. The Company estimates that approximately $1.0 million in earn-out payments will be made in fiscal 2003. No earn-out payments have been made to date.

Australian Management Options

The Company has issued options in its Australian subsidiary to certain members of management six months subsequent to the exercise of these options, the Company may choose to repurchase the shares of its Australian subsidiary at the then fair market value. See Note 15—Australian Management Transaction, to the Consolidated Financial Statements.

Share Repurchase

Pursuant to the Company’s share repurchase plan, the Company repurchased 636,000 shares of its stock for a total of $0.9 million during fiscal 2002. This brings the total number of shares repurchased to 2.0 million out of 2.0 million authorized.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not believe that SFAS No. 144 will have a material impact on the Company’s consolidated results of operations, financial position or cash flow. The Company will adopt SFAS No. 144 beginning in the first quarter of fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4. As a result, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company does not believe that SFAS No. 145 will have a material effect on the Company’s financial statements.

Forward-Looking Statements

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Act of 1995, as amended. These statements may include but are not limited to statements regarding: (1) the expected continuation of the Company’s growth in revenues and earnings; (2) the anticipated completion of the interior remodeling of U.S. company-owned Sizzler® locations and the testing of a new Sizzler® exterior remodel program; (3) any expected change in currency exchange rates; (4) the Company’s plans to open new KFC® units in fiscal year 2003; (5) the Company’s plans for remodeling its Australian Sizzler® and KFC® restaurants; (6) the planned expansion of international Sizzler® locations in fiscal year 2003; (7) the Company’s expectation that it will have adequate cash from operations to meet all debt service, capital expenditures and working capital requirements in fiscal year 2003; (8) the opening of new Pat & Oscar’sSM locations during fiscal year 2003; (9) the sufficiency of the supply of commodities and labor pool to carry on the Company’s business; and (10) the absence of any material adverse impact arising out of any current litigation in which the Company is involved.

The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company’s ability to continue achieving growth in revenues and earnings and overcome any significant impact from increased food, labor and utility costs in the U.S.

and GST tax in Australia; (2) the possible negative impact of the fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (3) the Company’s ability to open new Australian KFC® locations due to available sites and approvals from its franchisor; (4) the Company’s ability to complete the remodeling of its existing Australian Sizzler® and KFC® locations; (5) the ability of the Company and its franchisees to meet all necessary conditions required to open additional Sizzler® franchise locations in the U.S. and in international locations; (6) the continued ability of the Company’s operations to generate the necessary cash to invest in its U.S. and international businesses; (7) the Company’s ability to generate sufficient cash to meet all debt service, working capital and capital expenditure requirements; (8) the ability of Pat & Oscar’s to achieve the opening of the projected number of new restaurants in fiscal year 2003; (9) that there will not be any shortages in critical supplies for the Company to continue its business operations; (10) that the Company will continue to have sufficient insurance coverage to resolve the remaining E.coli claims; (11) the successful resolution of the Sarkisian litigation; and (12) other risks as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

Item 7A— Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the following market risks: interest rate risk, foreign currency rate risk, and commodity price risk.

Interest Rate Risk

The Company’s primary financial instrument subject to interest rate risk is a bank loan with an outstanding principal balance of $15.8 million or $29.0 million Australian dollars at April 30, 2002. The loan is payable in Australian dollars and is collateralized by the principal operating assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements of the Company’s International Division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (4.5 percent at April 30, 2002), plus a margin of 2.3 percent. The primary exposure relating to this financial instrument results from changes in interest rates.

To limit the Company’s exposure to interest rate increases, the Company entered into two interest rate cap contracts, which prevent the Company’s interest rate from exceeding a weighted average interest rate of approximately 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. Interest rate caps in place cover approximately 37.9 percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest rate exposure to a fixed rate of approximately 7.5 percent. Interest rate swap contracts in place as of the end of the fiscal year covered approximately 37.9 percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has a revolving credit facility and a term loan in the amount of $1.7 million with variable interest as a result of the acquisition of Pat & Oscar’s. The interest rates ranged from 5.8 to 8.5 percent during fiscal year 2002.

The Company calculated that a hypothetical 10.0 percent change in the interest rates, as defined above, in the near-term would result in approximately a $50,000 change in interest expense for the Company’s variable rate debt noted above.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduces the Company’s exposure by decreasing its net investment. As of April 30, 2002, the Company’s net investment in its Australian subsidiaries was $18.5 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

The Company calculated that a hypothetical 10.0 percent change in the exchange rate in the near-term would result in approximately a $1.9 million change in the net investment in the Australia subsidiaries.

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat and poultry used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase future contracts for trading purposes. The Company is unable to predict the possible impact of changes in commodity prices. However, in the past the Company has been able to address these changes by passing these costs along to its customers because these changes have generally impacted all restaurant companies.

Item 8— Financial Statements and Supplementary Data

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

Fiscal Year 2002 Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$59,273	$58,025	$79,907	$61,565
Franchise revenues	1,999	1,918	2,486	2,014

Revenues	61,272	59,943	82,393	63,579
Cost of sales	20,201	19,866	27,575	21,318
Labor and related costs	16,899	16,687	22,706	17,184
Other operating expenses	14,274	14,480	19,820	14,794
General and administrative expenses	5,477	5,300	7,498	6,308

Earnings before interest, taxes, depreciation and amortization and other income	4,421	3,610	4,794	3,975
Depreciation and amortization	2,160	2,198	2,910	2,109

Earnings before interest, taxes, and other income	2,261	1,412	1,884	1,866

Net income	$1,664	$355	$373	$2,088

Basic and diluted earnings per share	$0.06	$0.01	$0.01	$0.08

Fiscal Year 2001 Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$52,312	$52,454	$74,937	$56,962
Franchise revenues	2,346	2,183	1,986	2,161

Revenues	54,658	54,637	76,923	59,123
Cost of sales	18,943	18,733	26,053	19,593
Labor and related costs	14,234	15,029	21,692	16,152
Other operating expenses	11,930	12,761	18,603	13,007
General and administrative expenses	4,312	4,917	7,754	5,310

Earnings before interest, taxes, depreciation and amortization and other income	5,239	3,197	2,821	5,061
Depreciation and amortization	1,805	2,109	3,131	2,201

Earnings (loss) before interest, taxes, and other Income	3,434	1,088	(310)	2,860

Net income (loss)	$2,865	$310	$(1,376)	$924

Basic and diluted earnings (loss) per share	$0.10	$0.01	$(0.05)	$0.03

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Worldwide Restaurant Concepts, Inc.:

We have audited the accompanying consolidated balance sheet of Worldwide Restaurant Concepts, Inc. and subsidiaries, (formerly known as Sizzler International, Inc.) (“the Company”) as of April 30, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and of cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14 (a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Worldwide Restaurant Concepts, Inc. and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
June 26, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT
THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Sizzler International, Inc.:

We have audited the accompanying consolidated balance sheets of Sizzler International, Inc. (the “Company”) (a Delaware corporation) and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ investment and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California
June 14, 2001

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
	As of April 30,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$25,943	$9,997
Restricted cash	2,096	7,852
Receivables, net of an allowance of $814 in 2002 and $965 in 2001	2,101	2,464
Inventories	4,367	4,211
Current deferred income tax asset	2,191	3,324
Prepaid expenses and other current assets	1,686	2,554

Total current assets	38,384	30,402

Property and equipment, at cost
Land	5,701	5,663
Buildings and leasehold improvements	80,987	74,104
Equipment	60,441	65,477
Construction in progress	1,215	1,873

	148,344	147,117
Less accumulated depreciation and amortization	(87,010)	(87,106)

Total property and equipment, net	61,334	60,011

Property held for sale, net	2,632	3,996
Long-term notes receivables including $200 of related party receivables in 2002, net of an allowance of $3 in 2002 and $17 in 2001	974	994
Deferred income taxes	5,346	2,425
Goodwill, net	20,940	19,828
Intangible assets, net of accumulated amortization of $734 in 2002 and $709 in 2001	2,031	1,937
Other assets	1,866	2,969

Total assets	$133,507	$122,562

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of April 30,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,971	$5,597
Accounts payable	11,304	9,078
Other current liabilities	14,531	9,626
Income taxes payable	2,669	1,870

Total current liabilities	34,475	26,171

Long-term debt, net of current portion	23,369	24,085
Deferred gains and revenues	8,737	8,307
Pension liability	11,725	9,482
Stockholders’ equity
Preferred stock, authorized 1,000,000 shares, $5 par value; no shares issued and outstanding	—	—
Common stock, authorized 50,000,000 shares at $.01 par value; issued and outstanding of 29,205,491 and 27,205,491 and 29,108,599 and 27,744,799, at April 30, 2002 and 2001, respectively	292	291
Additional paid-in capital	279,904	279,846
Accumulated deficit	(212,566)	(217,046)
Treasury stock, at cost, 2,000,000 shares, at April 30, 2002 and 1,363,800 shares, at April 30, 2001	(4,135)	(3,189)
Accumulated other comprehensive loss	(8,294)	(5,385)

Total stockholders’ equity	55,201	54,517

Total liabilities and stockholders’ equity	$133,507	$122,562

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended April 30,
	2002	2001	2000
Revenues
Restaurant sales	$258,770	$236,665	$230,869
Franchise revenues	8,417	8,676	8,625

Total revenues	267,187	245,341	239,494

Costs and Expenses
Cost of sales	88,960	83,322	84,599
Labor and related costs	73,476	67,107	63,081
Other operating expenses (asset write downs of $1,287 for 2002, $453 for 2001 and $800 for 2000)	63,368	56,301	50,847
Depreciation and amortization	9,377	9,246	8,628
Loss on sale and leaseback and restructuring charges	—	—	12,087
General and administrative expenses	24,583	22,293	20,346

Total operating costs and expenses	259,764	238,269	239,588

Operating income (loss)	7,423	7,072	(94)

Interest expense	3,616	3,844	3,631
Investment income, net	820	1,560	1,423
Other income	502	347	1,411

Income (loss) before income taxes	5,129	5,135	(891)
Provision (benefit) for income taxes	649	2,412	(3,313)

Net income	$4,480	$2,723	$2,422

Basic and diluted earnings per share	$0.16	$0.10	$0.08

Weighted average common shares outstanding:
Basic	27,343	27,777	28,559
Diluted	27,482	27,954	28,877

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumu- lated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at April 30, 1999	28,798	$288	$278,365	$(222,191)	$—	$(3,719)	$52,743
Comprehensive loss:
Net income				2,422			2,422
Foreign currency adjustment						(2,625)	(2,625)

Comprehensive loss				2,422		(2,625)	(203)

Treasury stock purchased	(707)				(1,948)		(1,948)
Restricted stock repurchased	(24)		(50)				(50)
Stock options exercised	1		2				2
Stock option compensation			91				91

Balance at April 30, 2000	28,068	288	278,408	(219,769)	(1,948)	(6,344)	50,635
Comprehensive income:
Net income				2,723			2,723
Foreign currency adjustment						959	959

Comprehensive income				2,723		959	3,682

Treasury stock purchased	(657)				(1,241)		(1,241)
Restricted stock	332	3	352				355
Stock warrants			1,020				1,020
Stock options exercised	10		5				5
Other	(8)						—
Stock option compensation			61				61

Balance at April 30, 2001	27,745	291	279,846	(217,046)	(3,189)	(5,385)	54,517
Comprehensive income:
Net income				4,480			4,480
Foreign currency adjustment						(145)	(145)
Minimum pension liability						(2,641)	(2,641)
Cumulative change in Accounting principle						(242)	(242)
Gain on derivative Instruments						119	119

Comprehensive income				4,480		(2,909)	1,571

Treasury stock purchased	(636)				(946)		(946)
Stock options issued, net	96	1	58				59

Balance at April 30, 2002	27,205	$292	$279,904	$(212,566)	$(4,135)	$(8,294)	$55,201

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended April 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,480	$2,723	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,377	9,246	8,628
Deferred income tax provision (benefit)	(1,627)	46	(6,294)
Provision for bad debts	120	62	(137)
Sale and leaseback and restructuring charge	—	—	12,087
Net gain on sale of assets	(502)	(347)	—
Asset write down	1,287	453	800
Amortization of deferred revenue	(1,201)	(536)	(294)
Other	32	428	802
Changes in operating assets and liabilities:
Receivables	283	262	(410)
Inventories	(21)	(16)	(304)
Prepaid expenses and other current assets	2,828	(1,030)	3,285
Accounts payable	1,851	(558)	785
Accrued liabilities	3,679	(775)	(2,705)
Income taxes payable	634	(371)	1,149
Payments of reorganization costs	—	—	(779)

Net cash provided by operating activities	21,220	9,587	19,035

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(11,784)	(18,850)	(10,983)
Acquisition of Pat & Oscar’s, net of cash acquired	—	(16,481)	—
Investment in intangibles	(200)	—	—
Proceeds from sale of assets	2,559	6,487	26,781
(Increase) decrease in restricted cash	5,756	18,515	(26,367)
Other	(85)	(518)	(856)

Net cash used in investing activities	(3,754)	(10,847)	(11,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings	5,000	9,395	—
Reduction of long-term debt	(6,435)	(8,491)	(2,922)
Payment of allowed claims pursuant to the reorganization plan	—	—	(4,047)
Repurchase of common stock	(946)	(1,241)	(1,948)
Sale of restricted shares	—	355	—
Other, net	(121)	1,597	730

Net cash provided by (used in) financing activities	(2,502)	1,615	(8,187)

Effect of exchange rate changes on cash and cash equivalents	982	(2,780)	(1,692)

Net increase (decrease) in cash and cash equivalents	15,946	(2,425)	(2,269)

Cash and cash equivalents at beginning of year	9,997	12,422	14,691

Cash and cash equivalents at end of year	$25,943	$9,997	$12,422

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	For the Years Ended April 30,
	2002	2001	2000
Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$3,231	$3,684	$3,635
Income taxes	$1,453	$2,760	$1,720
Non-Cash Investing and Financing Transactions
Actuarial loss in pension benefit calculation	$2,641	$—	$—
Decrease in value of interest rate cap/swap derivatives	$123	$—	$—
Warrants issued for acquisition of Pat & Oscar’s	$—	$1,020	$—

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Line of Business:    Worldwide Restaurant Concepts, Inc. and subsidiaries (“WRC” or the “Company”) is principally engaged in the operation, development and franchising of restaurants including the Sizzler® concept, the development and operation of the Pat & Oscar’sSM concept, and the operation of the KFC® franchises in Australia.

Principles of Consolidation:    The consolidated financial statements include the accounts of Worldwide Restaurants Concepts, Inc. and all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Accounting Period:    The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal years 2002, 2001 and 2000 were fifty-two week years ending on April 28, 2002, April 29, 2001, and April 30, 2000, respectively. For clarity of presentation, the Company has described all periods presented as if the year ended April 30.

Use of Estimates in Preparation of Financial Statements:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:    The Company recognizes revenue for the sale of food products at the time they are sold. The Company recognizes franchise revenue as follows. The initial franchise fee is recognized as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees, which include assistance with planning and construction of the restaurant and initial management training. Royalties that are based upon a percentage of sales are recognized as income when earned. On a limited basis, franchisees have also entered into leases of restaurant properties leased or owned by the Company. Royalty revenues, franchise fees and rent payments from franchisees are included in “Franchise Revenues” in the Consolidated Statements of Operations.

Marketing Costs:    Marketing costs are reported in Other Operating Expenses and include costs of advertising and marketing. Revenues are reported net of promotional discounts. Marketing costs were $11.9 million, $11.7 million and $11.7 million for years ended April 30, 2002, 2001, and 2000, respectively.

Stock-Based Compensation:    The Company has adopted SFAS No. 123 “Accounting for Stock-Based Compensation” and has elected to continue measuring compensation cost using the intrinsic value method allowed by APB 25 “Accounting for Stock Issued to Employees.” This method measures compensation cost as the excess, if any, of the quoted market price of the Company’s capital stock at the grant date over the amount the grantee must pay for the stock. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

Earnings per Share:    Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effects of options and warrants using the treasury stock method.

Cash and Cash Equivalents:    At April 30, 2002 and 2001 cash and cash equivalents consists of cash and short-term investments, carried at cost, with purchased maturity of less than three months.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments:    Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accrued liabilities and payables approximates fair value because of their short maturities. The Company’s carrying value of fixed rate long-term debt and variable rate debt approximate fair value.

Restricted Cash:    As of April 30, 2002, the Company had restricted cash balances related to employee benefits and cash collateral for a letter of credit with an insurance company. In addition, at April 30, 2001 the Company had a restricted cash balance as a result of covenants placed upon the credit facility with Westpac and employee benefits.

Allowances for Doubtful Accounts:    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its franchisees to make required payments for franchise royalty, advertising and notes receivable. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the franchisees based primarily on the past payment trends and periodic financial information, which the franchisees are required to submit to the Company. If the financial condition of one or more franchisees were to deteriorate and result in an impairment of its ability to make payments, the Company may be required to increase its allowance for doubtful accounts by recording additional bad debt expenses.

Inventories:    Inventories are valued at the lower of cost (first-in, first-out method) or market, and primarily consist of food products and restaurant supplies.

Property and Equipment:    Property and equipment are stated at cost. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. In the absence of an active market, the Company generally measures fair value by discounting projected future cash flows.

Depreciation and Amortization:    Depreciation and amortization are expensed over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 10 to 30 years for buildings and 3 to 8 years for equipment. Leasehold improvements are amortized primarily over the remaining lives of the leases plus option periods, generally 15 to 20 years.

Goodwill and Intangible Assets:    In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” intangible assets are tested for impairment on an annual basis. The Company evaluates the recoverability of these intangible assets by assessing whether the recorded value of the intangible assets will be recovered through future cashflows. Intangible assets with definite useful lives are amortized over periods ranging from 12 to 40 years.

Cash Surrender Value:    The Company has several life insurance policies covering certain former employees with an aggregate cash surrender value of $27.9 million as of April 30, 2002. The Company has borrowings against the cash surrender value totaling $27.6 million as of April 30, 2002. The net amount is recorded in other assets on the consolidated balance sheets.

Foreign Currency Translation:    The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss. The functional currency used in the Company’s foreign operations is primarily the Australian dollar.

Income Taxes:    Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

Derivative Financial Instruments:    Effective May 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value. The Company is party to two interest rate swap agreements and two interest rate cap agreements. At adoption, the Company recorded a net loss of $0.2 million as a cumulative change in accounting principle in other comprehensive loss.

The Company is a party to two interest rate swap agreements and two interest rate cap agreements. The Company has designated these contracts as cash flow hedges and unrealized gain and losses from changes in fair value of the contracts are deferred as a component of comprehensive income and are recognized in income at the same time that he underlying hedged exposure is recognized in income.

New Accounting Standards:    In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes that SFAS No. 144 will not have a material impact on the Company’s consolidated results of operations, financial position or cash flow. The Company will adopt SFAS No. 144 beginning in the first quarter of fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial statements.

Note 2—Pat & Oscar’s

On August 30, 2000, the Company acquired an 82.0 percent equity position in FFPE, LLC, a Delaware limited liability company (“FFPE”) then owning and operating eight Oscar’s (now renamed Pat & Oscar’sSM) restaurants in San Diego, Orange County, California and Phoenix, Arizona (the “Acquisition”). The seller, FFPE Holding Company, Inc., a Delaware corporation (“Holdings”) was owned, directly or indirectly, entirely by John Sarkisian and members of his immediate family.

As part of the purchase price, Holdings received cash of $15.2 million and warrants to purchase 1,250,000 shares of the Company’s Common Stock at $4.00 per share, exercisable over 5 years. In addition, Holdings is entitled to earn-out cash consideration of up to $8.1 million if specified revenues, profitability, and growth targets are met through February 2003. No earn-out payments have been made to date.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Put Option

As of April 30, 2002, 82.0 percent of FFPE was owned by the Company and 18.0 percent by Holdings, which the Company believes is owned by Mr. Sarkisian and his sister, Ms. Tamara Moore (formerly Sarkisian-Celmo). Under the terms of the Acquisition, Holdings acquired two options to sell its 18.0 percent membership interest in FFPE to the Company. Each of the two options has a ten-year term and is exercisable either by an agreed-upon fixed price for the first two years or a formula based in part on a multiple of FFPE’s earnings less indebtedness. One of the options, pertaining to that portion of Holding’s 18.0 percent membership interest in FFPE consisting of Ms. Moore’s ownership interest in Holdings, was exercised on June 28, 2002. The Company acquired Ms. Moore’s options, representing a 5.2 percent interest in FFPE, in exchange for cash consideration of approximately $1.0 million. The remaining option, consisting of that portion of Holdings 12.8 percent membership interest in FFPE representing Mr. Sarkisian’s ownership interest in FFPE, is exercisable only after August 30, 2002.

Call Option

In addition, under the terms of the Acquisition, the Company acquired a ten-year option to purchase Holdings’ membership interest in FFPE which is exercisable either at the agreed-upon fixed price for the first two years or a formula based in part on a multiple of FFPE’s earnings less indebtedness. The option to purchase is exercisable by the Company at any time.

At the acquisition date, the Company did not record a minority interest payable in Pat & Oscar’s as Pat & Oscar’s had a stockholders deficit. The FFPE agreement allocates all income and loss for the first ten years to the Company and any liquidation rights are consistent with the allocations in the FFPE agreement. Therefore, no minority interest expense has been recorded.

Presented below is unaudited selected pro forma financial information, which includes the results of operations of the Company as if the acquisition had taken place May 1, 2000 (in thousands, except per share amounts):

April 30, 2001
(unaudited)
Revenues	$255,185
Net Income	$2,522
Basic and Diluted earnings per share	$0.09
Shares used in per share calculation—Basic	27,777
Shares used in per share calculation—Diluted	27,954

Operating segment information for the 35 weeks of operations included in the Company’s fiscal year 2001 results is included in Note 11—Information by Industry Segment and Geographic Area, to Consolidated Financial Statements.

Note 3—Goodwill and Other Intangibles

In accordance with the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective May 1, 2001. The Company completed the first step of the transitional goodwill impairment test during the second quarter of fiscal 2002, and no impairment was recorded. The following sets forth the intangible assets by major asset class as of the fiscal year ended April 30 (in thousands):

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001
Franchise rights	$2,198	$2,174
Accumulated amortization	(648)	(662)
Trademarks	381	286
Accumulated amortization	(86)	(47)
Other intangibles:	186	186
Accumulated amortization	—	—

Total intangibles	2,765	2,646
Total accumulated amortization	(734)	(709)

Net intangibles	$2,031	$1,937

Aggregate amortization expense on intangible assets was approximately $0.1 million for the year ended April 30, 2002. There was no impairment loss recorded during the year. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

The changes in the carrying amount of goodwill for the fiscal year ended April 30, 2002, are as follows (in thousands):

	Sizzler USA	Pat & Oscar’s	Sizzler International	Total
Balance as of April 30, 2001	$1,449	$18,108	$271	$19,828
Goodwill acquired during the year	—	1,109	—	1,109
Effect of foreign currency translation	—	—	3	3

Balance as of April 30, 2002	$1,449	$19,217	$274	$20,940

The increase in Pat & Oscar’s goodwill during 2002 is primarily related to an exercise of a put option. The following is a reconciliation of reported net income to net income adjusted to reflect adoption of SFAS 142 in the fiscal years ended April 30:

	2002	2001	2000
Reported net income	$4,480	$2,723	$2,422
Add back: goodwill amortization	—	712	58

Adjusted net income	$4,480	$3,435	$2,480

Basic and diluted earnings per share:
Adjusted basic and diluted earnings per share	$0.16	$0.12	$0.09
Fully diluted shares	27,482	27,954	28,877

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Income Taxes

The Company files a consolidated United States income tax return, which includes all domestic subsidiaries and has elected to include certain Australian subsidiaries. As a result substantially all of the Company’s domestic and foreign income is subject to tax in the United States of America. Foreign withholding taxes have not been provided on the unremitted earnings totaling $4.6 million of the Company’s foreign operations at April 30, 2002 as it is the Company’s intention to reinvest such earnings in its foreign operations. The Company also files separate returns in Australia which include the results of its Australian entities.

The components of the provision (benefit) for income taxes attributable to income (loss) from operations consists of the following (in thousands):

	For the years ended April 30,
	2002	2001	2000
Current
Federal	$(149)	$—	$236
State	—	—	88
Foreign	2,585	2,202	3,623

	2,436	2,202	3,947

Deferred
Federal	2,275	1,318	(255)
State	985	330	(95)
Foreign	(985)	200	(745)

	2,275	1,848	(1,095)

Change in valuation allowance	(4,062)	(1,638)	(6,165)

Provision (benefit) for income taxes	$649	$2,412	$(3,313)

A reconciliation of the statutory United States Federal income tax rate to the Company’s consolidated effective income tax rate follows:

	For the years ended April 30,
	2002	2001	2000
Federal statutory tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal benefit	4.3	5.7	(5.8)
Australian taxes, net of federal benefit	25.2	30.8	205.0
Puerto Rico withholding, net of federal benefit	2.6	—	—
Permanent differences	(3.0)	7.3	37.9
Change in valuation allowance	(51.4)	(31.9)	(691.9)
Change in effective tax rate	—	—	118.0

Effective tax rate	12.7%	46.9%	(371.8)%

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States pre-tax income (loss) for domestic and foreign operations is as follows (in thousands):

	For the years ended April 30,
	2002	2001	2000
Domestic	$(857)	$1,582	$(405)
Foreign	5,986	3,553	(486)

	$5,129	$5,135	$(891)

The tax effects of temporary differences and carryforwards that give rise to significant amounts of deferred income tax assets and deferred liabilities are as follows (in thousands):

	As of April 30,
	2002	2001
Current tax assets:
Operating allowances and accruals	$1,974	$2,930
Creditor trust liability	217	394

Gross current tax assets	2,191	3,324

Current tax assets	$2,191	$3,324

Non-current tax assets:
Property and equipment	$2,096	$1,866
Australia, net	2,015	1,030
Deferred gain	2,469	1,184
Other	(3,482)	(3,237)
Foreign tax credits	10,920	10,920
Other tax credits	5,036	4,967
Net operating loss carryforwards	42,264	45,729

Deferred income taxes	61,318	62,459
Less: valuation allowance	(55,972)	(60,034)

Non-current tax assets	$5,346	$2,425

Under SFAS No. 109, deferred income tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not, that some portion or all of the deferred income tax asset will not be realized. Realization of the net deferred income tax asset is dependent on generating sufficient taxable income in the periods in which temporary differences will reverse. The amount of the net deferred income tax asset that is considered realizable, is reviewed by management to determine which amounts are more likely than not going to be realizable. While performing the analysis, the Company considers its historic operating income and its future projected operating income. The projected operating income is adjusted for significant temporary and permanent differences that are expected to reverse. The combination of these amounts is the expected future benefit from deferred income tax assets, which are primarily net operating losses. These amounts are then decreased to an amount management believes will more likely than not to be recognized. Based on the analysis performed as of April 30, 2002, the Company reversed approximately $0.8 million of the valuation allowance in the fourth quarter. The remaining component of the $4.1 million reduction in the valuation allowance consisted primarily of the utilization of the net operating losses.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the net operating loss carryforward and the credit carryforward and related expiration dates at April 30, 2002 (in thousands):

	Gross Amount	Expiration
Federal net operating loss	$121,504	2012-2020
California net operating loss	$19,903	2002-2005
Foreign tax credit	$10,920	2002-2003
Minimum tax credit	$2,196	Indefinite
General business credit	$2,840	2005-2010

Note 5—Leases

The Company is a party to a number of non-cancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2021. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment including certain properties, which are leased to franchisees, which are not significant in amount. Fixed asset held under capital lease, included in property and equipment were $2.6 million, as of April 30, 2002 and 2001.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all non-cancelable leases (in thousands):

	Commitments		Sublease
Years ended April 30,	Capital Leases	Operating Leases	Rental Income
2003	$107	$17,258	$554
2004	107	15,418	491
2005	107	13,956	422
2006	101	11,935	312
2007	101	10,147	200
Thereafter	136	29,236	685

Total minimum lease commitments/receivables	$659	$97,950	$2,664

Less amount representing interest	(194)

Present value of minimum lease payments	$465

Rent expense consists of (in thousands):

	Years ended April 30,
	2002	2001	2000
Minimum rentals	$14,756	$13,120	$11,249
Contingent rentals	647	559	547
Less sublease rentals	(712)	(905)	(1,053)

Net rent expense	$14,691	$12,774	$10,743

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Debt

The fair value of the Company’s debt as of April 30, 2002 does not differ materially from the book value. A summary of debt outstanding as of April 30, 2002 and 2001 is as follows (in thousands):

	2002	2001
Non-collateralized borrowings, at variable interest rates (8.4% at April 30, 2002), due through 2012	$1,387	$1,831
Collateralized borrowings, at variable interest rates (5.8% at April 30, 2002), due through 2004	1,432	2,196
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	9,719	5,000
Mortgage notes payable, with an interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	561	562
Westpac note, with a variable interest rate, payable in Australian dollars due through 2003	15,776	19,597
Capital lease obligations	465	496

	29,340	29,682
Less—current portion	(5,971)	(5,597)

Long-term debt	$23,369	$24,085

Payments of $6.0 million on long-term debt, including capital lease obligations are due in fiscal year 2003, $12.7 million in 2004, $0.7 million in 2005, $0.6 million in 2006, $0.7 million in 2007 and $8.6 million thereafter.

The Company’s debt includes a credit facility with Westpac Banking Corporation in Australia. The credit facility is collateralized by the Australian division’s assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.5 percent at April 30, 2002), plus a 2.3 percent margin. The agreement is subject to certain financial covenants and restrictions such as fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and others which management believes are customary for a loan of this type. Under one of these restrictions during 2001 and 2000, the Company’s Australian division was not able to pay dividends to WRC. As of April 30, 2002, the Company’s unpaid principal balance on the Westpac facility was approximately $29.0 million Australian dollars, or $15.8 million in U.S. dollars.

In addition, the Company entered into a $10.0 million, seven year term loan with GE Capital (formerly Heller Financial) that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for a loan of this type.

In connection with the acquisition of Pat & Oscar’s the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cashflow coverage and others which management believes are customary for a loan of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loans carry variable interest rates that ranged from 5.8 percent to 8.5 percent during 2002. The unpaid principal and interest related to these notes was $1.4 million. The Company also assumed in connection with Pat & Oscar’s acquisition a $0.3 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.8 percent to 8.5 percent during 2002.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Employee Benefit Plans

The Company terminated its supplemental executive retirement plan (“SERP”) but continues to remain obligated under the SERP for 11 former employees (including an employee who retired in fiscal 2002.) The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the years ended April 30, 2002, 2001, and 2000 determined under SFAS No. 87 “Employers’ Accounting for Pensions” are as follows (in thousands):

	Fiscal Year Ended
	April 30, 2002	April 30, 2001	April 30, 2000
Pension Plan:
Service cost	$15	$13	$5
Interest cost	798	916	885
Recognized net actuarial loss	—	—	86

Net periodic benefit cost	$813	$929	$976

An additional minimum liability is recognized if the unfunded accumulated benefit obligation is greater than the pension liability accrued. The additional minimum liability is measured as the difference between these amounts. During the year ended April 30, 2002, the Company incurred a $2.6 million charge to other comprehensive loss to reflect its additional minimum liability. The following table sets forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets for the SERP (in thousands):

	Fiscal Year Ended
	April 30, 2002	April 30, 2001
Change in Benefit Obligation:
Benefit obligation at beginning of year	$9,482	$9,637
Service cost	15	13
Interest cost	798	916
Actuarial loss	2,641	98
Benefits paid	(1,211)	(1,182)

Benefit obligation at end of year	$11,725	$9,482

Reconciliation of Funded Status:
Funded (unfunded) status	$(11,725)	$(9,482)
Unrecognized actuarial loss	2,641	—

Net amount recognized	$(9,084)	$(9,482)

Balance Sheets Consist of:
Pension liability	$11,725	$9,482
Accumulated other comprehensive loss	(2,641)	—

Net amount recognized	$9,084	$9,482

As the plan participants are inactive, the unrecognized actuarial loss is amortized over the participants’ estimated average remaining life expectancy of 17 years. Amounts subject to amortization are limited to the excess of loss that is more than 10.0 percent of the benefit obligation at the beginning of the year. Significant assumptions used in determining the amounts shown above are as follows:

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
Discount rate	7.3%	9.5%	9.5%
Rates of salary progression	4.0%	5.0%	5.0%

In addition, the Company has a contributory employee profit sharing, savings and retirement plan (the “Plan”) whereby eligible employees can elect to contribute from 1.0 percent to 15.0 percent of their salary to the plan. Under the Plan the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were, approximately, $311,000, $50,000 and $130,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

Note 8—Commitments and Contingencies

The Company is subject to various commitments and contingencies as follows:

The Company is in various stages of completing certain capital projects related to enhancing the Sizzler® and KFC® restaurants, expanding into new Pat & Oscar’s locations and maintaining and upgrading computer hardware and software systems.

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position, results of operations or its cash flows.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation and the Company’s franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs intend to file timely appeals of the court’s decision. The Company believes that the resolution of all claims associated with the E.coli incident will not have any material impact on the Company or its financial position.

In April 2002 the Company received an advance payment of $1.0 million from its insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania in recognition of undisputed proceeds payable from its insurance policy covering business interruption/lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds are recorded as an offset to other operating expenses in the Consolidated Statements of Operations.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings are likely to have any material adverse impact upon the Company.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have any material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’sSM. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have a material adverse impact upon the Company or its financial position.

As of the date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse financial impact on either the Company’s consolidated financial position, results of operations or cash flows.

Note 9—Stock Repurchase

Pursuant to a shareholder repurchase plan, under which the Board authorized the repurchase of up to 2.0 million shares, the Company repurchased 636,000 shares of its common stock for a total of $946,000 in fiscal 2002. This brings the total number of shares repurchased to the 2.0 million authorized. During fiscal year 2001, the Company repurchased 657,000 shares for a total of $1.2 million.

Note 10—Stock Options and Restricted Stock and Shareholder Rights Plan

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. Options issued under the Employee Stock Incentive Plan are typically issued at fair market value at the date of the grant, therefore no compensation expense is recorded. At the election of members of the board of directors, options issued under the non-employee directors’ plan may be issued in lieu of cash compensation and are issued at 50.0 percent of the fair market value at the date of the grant. Compensation expense under such grants is deferred as a component of additional paid-in capital and amortized ratably into income over the period service is provided. The maximum number of shares that may be issued under these plans is 3,800,000 and 775,000 shares, respectively. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation” and accordingly has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the pro forma disclosure requirements of the standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	For the years ended April 30,
	2002	2001	2000
Expected Life (years)	5	5	5
Volatility (percent)	66.0	64.0	64.0
Risk-free Interest Rate (percent)	4.6	6.2	5.6
Dividend Yield (percent)	0.0	0.0	0.0

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts (in thousands except earnings per share):

		For the years ended April 30,
		2002	2001	2000
Net Income:	As Reported	$4,480	$2,723	$2,422
	Pro Forma	$3,514	$1,767	$1,382
Basic and Diluted Earnings Per Share:	As Reported	$0.16	$0.10	$0.08
	Pro Forma	$0.13	$0.06	$0.05

Stock Options:

The outstanding options become exercisable in varying amounts through 2011. A summary of stock option transactions follows:

	For The Years Ended April 30
	2002		2001		2000
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding beginning of the year	2,491,000	$2.20	2,427,000	$2.35	2,331,000	$2.43
Options granted	800,000	1.19	544,000	1.98	284,000	2.33
Options exercised	(96,000)	0.29	(10,000)	0.46	(1,000)	2.69
Options canceled	(251,000)	2.13	(470,000)	2.72	(187,000)	3.39

Options outstanding end of year	2,944,000	$2.01	2,491,000	$2.20	2,427,000	$2.35

Options exercisable at end of year	1,553,000	$2.27	1,127,000	$2.22	649,000	$2.24

Weighted average fair value of options granted during the year.		$0.77		$1.39		$1.50

The following table summarizes information about stock options outstanding at April 30, 2002:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.00–$ 1.25	725,000	8.9 years	145,000
$1.26–$ 2.50	1,436,000	6.9 years	828,000
$2.51–$ 5.00	765,000	6.1 years	562,000
$5.01–$ 7.50	16,000	2.6 years	16,000
$7.51–$12.50	2,000	0.6 years	2,000

	2,944,000		1,553,000

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Plan:

Stock issued under the Company’s stock incentive plan is delivered subject to various conditions relating to Company performance. Since the restricted stock was sold at the current market price, there was no compensation expense related to these shares in fiscal years 2002, 2001 and 2000. A summary of restricted stock transactions follows:

	For the years ended April 30,
Shares Outstanding	2002	2001	2000
Shares restricted at beginning of the year	332,000	8,000	286,000
Shares issued	—	332,000	—
Shares released	—	(8,000)	(278,000)
Shares canceled	—	—	—

Shares restricted at end of the year	332,000	332,000	8,000

See Note 15—Australia Management Transaction for further discussion regarding the restricted stock sale in fiscal year 2001.

Warrants

In connection with the purchase of Pat & Oscar’s during fiscal 2001, the Company issued warrants to purchase 1,250,000 shares of the Company’s Common Stock at $4.00 per share, exercisable over 5 years. There were 500,000 and 250,000 warrants exercisable as the end of fiscal 2002 and 2001, respectively. No warrants have been exercised.

Shareholder Rights Plan

The rights plan provides one preferred share purchase right for each share of common stock distributed to shareholders of record at the close of business on January 22, 2001. The rights plan is intended to give the Board of Directors and management sufficient time to evaluate and respond to any transaction or proposed change in control. The plan is intended to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The threshold for triggering the plan is any party acquiring 14.0 percent of the outstanding stock of the Company. The exercise price is $10.00 per share and the rights expire in January of 2006. The preferred stock is convertible at a “triggering event” into common stock at a ratio by dividing $10.00 by 50.0 percent of the current market price of the stock.

Note 11—Information by Industry Segment and Geographic Area

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company’s reportable segments are based on geographic area and product type. Sizzler Domestic consists of all USA and Latin America Sizzler® restaurant and franchise operations. Sizzler International consists of all other Sizzler® restaurant and franchise operations. KFC consists of KFC® franchise restaurants in Australia. Pat & Oscar’s consists of operations of the Pat & Oscar’sSM restaurant and related catering functions. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead, and identifiable assets.

Earnings before interest and taxes include segment-operating results before investment income, interest expense, income taxes, sale and leaseback and restructuring charge, and allocated corporate overhead. The corporate and other components of earnings before interest, taxes, and corporate overhead represents corporate selling, and general and administrative expenses prior to being allocated to the operating segments.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable, deferred income taxes, and various other assets.

	For the years ended April 30,
	2002	2001	2000
Revenues (in thousands):
Sizzler—Domestic	$105,695	$104,732	$104,720
Sizzler—International	36,382	36,073	42,255
KFC	85,249	83,766	92,519
Pat & Oscar’s	39,861	20,770	—

Total	$267,187	$245,341	$239,494

Depreciation and Amortization (in thousands):
Sizzler—Domestic	$4,704	$4,506	$3,369
Sizzler—International	1,039	1,087	1,877
KFC	2,120	2,204	3,052
Pat & Oscar’s	1,148	1,104	—
Corporate and other	366	345	330

Total	$9,377	$9,246	$8,628

Earnings Before Interest, Taxes and Sale and Leaseback and Restructuring Charge (in thousands):
Sizzler—Domestic	$7,254	$7,332	$9,958
Sizzler—International	1,617	1,567	2,375
KFC	7,829	7,917	9,312
Pat & Oscar’s	1,028	(1,783)	—
Corporate and other	(9,803)	(7,614)	(8,241)

Total Company	7,925	7,419	13,404
Reconciliation to Pre-tax Income:
Interest expense	(3,616)	(3,844)	(3,631)
Investment income, net	820	1,560	1,423
Sale and leaseback and restructuring charge	—	—	—

Income (loss) before income taxes	$5,129	$5,135	$(891)

Capital Expenditures (in thousands):
Sizzler—Domestic	$1,395	$12,293	$7,471
Sizzler—International	942	717	1,163
KFC	2,239	3,020	1,729
Pat & Oscar’s	5,926	2,726	—
Corporate and other	1,282	94	620

Total	$11,784	$18,850	$10,983

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 30,
	2002	2001
Identifiable Assets (in thousands):
Sizzler—Domestic	$47,447	$50,153
Sizzler—International	8,048	6,298
KFC	8,752	8,203
Pat & Oscar’s	34,851	28,307
Corporate and other	34,409	29,601

Total	$133,507	$122,562

Note 12—Earnings Per Share

Earnings per share (EPS) have been calculated as follows (in thousands, except EPS):

	For the years ended April 30,
	2002	2001	2000
Numerator for both basic and diluted EPS—Net income	$4,480	$2,723	$2,422

Denominator for basic EPS—weighted average shares of common stock outstanding	27,343	27,777	28,559
Effect of dilutive stock options	139	177	318

Denominator for diluted EPS—adjusted weighted average shares outstanding	27,482	27,954	28,877

Basic and diluted earnings per share	$0.16	$0.10	$0.08

Equity instruments including stock options, warrants and other common stock equivalents have been excluded from the computation above because their effect would have been anti-dilutive. When computing earnings per share, 3,105,000, 3,500,000 shares and 1,064,000 shares have been excluded from 2002, 2001 and 2000, respectively.

Note 13—Related Party Transactions

As a material consideration for his employment as President and CEO of Sizzler USA, on October 15, 2001, Sizzler USA extended an unsecured, non-interest bearing loan in the amount of $200,000 to Kenneth Cole. The proceeds of the loan were to be used to pay two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer purchased by Mr. Cole. Mr. Cole will repay Sizzler USA upon the sale of the stock, if such sale should occur. Any deficiency will be forgiven by Sizzler USA over a five-year period provided Mr. Cole remains employed by Sizzler USA. Should Mr. Cole cease being employed by Sizzler USA, any deficiency remaining will become immediately due and payable.

The Company formerly was a party to an agreement for services dated May 1, 1999 with director, Charles F. Smith. Under the agreement, Mr. Smith was available to provide consulting services from time to time on a mutually agreed upon basis regarding corporate business, asset dispositions and financings. The agreement provided for compensation to Mr. Smith of $2,000 per day for services rendered and reimbursement of Mr. Smith’s reasonable out-of-pocket expenses incurred at the Company’s request. There were no payments made to Mr. Smith under this agreement during fiscal years 2002 and 2001. During fiscal year 2000 payments of $34,000 were made and recorded in general and administrative expenses in the statement of operations. The agreement was terminated by mutual agreement on April 22, 2002.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company formerly leased approximately 36,000 square feet of headquarters office premises from Pacifica Plaza Office Building, a limited partnership (“Pacifica”). James A. Collins, his spouse and his brother-in-law are among the partners of Pacifica, which was formed in 1979. Mr. Collins is the Company’s Chairman Emeritus and a Director. Mr. Collins, his spouse and his brother-in-law, directly or indirectly, own a majority interest in Pacifica. Under the four-year lease, which expired on October 31, 2001, the Company was responsible for rent payments of $34,000 a month during the period through December 1999 (except for an initial four months of abated rent), and $42,000 a month thereafter through October 31, 2001. Accordingly, $212,000, $509,000 and $171,000 of rent expense was recorded in general and administrative expenses in the statement of operations in 2002, 2001, and 2000, respectively.

Through FFPE, the Company leases the real property used in connection with the operation of two Pat & Oscar’sSM restaurants from entities owned by John Sarkisian and members or former members of his family. The Pat & Oscar’sSM restaurant located in Temecula, California is leased from SRA Ventures, LLC, a California limited liability company (“SRA Ventures”). John Sarkisian and his spouse, parents, sister, and former brother-in-law are the partners of SRA Ventures. Under the 126-month lease, the Company is responsible for rent payments of approximately $26,250 per month through June 1, 2007. Rent adjustments will occur at the end of each lease year to reflect any change in the cost of living. The Company also has the option to extend the lease with two additional terms of five years each. Accordingly, $355,000 and $212,000 was recorded in other operating expenses in 2002 and 2001, respectively.

The Pat & Oscar’sSM restaurant located in Carlsbad, California is leased from Oscar’s Carlsbad, LLC, a California limited liability company (“Oscar’s Carlsbad”). John Sarkisian and his parents and sister are the members of Oscar’s Carlsbad. Oscar’s Carlsbad is managed by an entity co-owned by John Sarkisian. Under the 10-year lease, the Company is responsible for rent payments of approximately $17,000 per month through 2007 and $19,600 per month through the end of the term. The Company also has the option to extend the lease with two additional terms of five years each. The base rent during any option term will be based on then fair market rental rates. The Company recorded $207,000 of rent expense in other operating expenses in 2002.

John Sarkisian and members of his family are indebted to the Company for approximately $285,000 of post-closing purchase price adjustment relating to the Pat & Oscar’s acquisition which is to be deducted from future earn-out payments. If the earn-out is less than $285,000, the deficiency will be forgiven. Based on the results of Pat & Oscar’s operations, management expects the amount due as a result of the earn-out to exceed the $285,000. These amounts are included as other current assets in the accompanying balance sheet. For additional related party information resulting from the acquisition of FFPE see Note 2—Pat & Oscar’s, to Consolidated Financial Statements.

Note 14—Sale and Leaseback and Restructuring Charge

During fiscal 2000, the Company completed the sale and leaseback of 48 of its 67 Australian KFC® and Sizzler® restaurant properties. During fiscal year 2000, the Company realized gross proceeds of $25.4 million in cash from the transactions that closed during the year. In addition, in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks,” the Company has recognized a $5.5 million loss on the transaction and deferred an $8.8 million gain. The gain is recognized over the life of the leases, which average eight years.

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

Note 15—Australian Management Transaction

During fiscal year 2001, the Company implemented a stock option plan for its Australian Management Group (“AMG”). Under the plan, certain employees were granted options to purchase 3.1 million shares of Collins Food Group (“CFG”), the Company’s Australian subsidiary, which become exercisable three years from the date of grant. The options represent a 15.0 percent interest in CFG. The exercise price of the

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, Australian $1.00 (U.S. $0.54 at April 30, 2002) equaled the estimated fair value of the shares on the grant date and expire on August 20, 2004. In connection with the stock option grants certain AMG members who remained in the employ of CFG for the full three years are entitled to a retention bonus totaling Australian $1.4 million, which can only be applied to the exercise price of the options, and is being expensed over the related three year period.

AMG participants may also be entitled to receive options to purchase additional shares up to the maximum of 12.0 percent of the outstanding shares of CFG subject to the achievement of certain specified profitability targets in each of the three fiscal years encompassed by the stock option plan. As of April 30, 2002, no additional options have been granted. All of the options become exercisable in the event of a change in control of CFG.

Separately, the AMG participants purchased Australian $1.0 million of the Company’s common stock at fair market value which at the time of purchase equaled 332,000 shares. These shares are subject to resale restrictions for a period of up to five years.

In addition, the AMG is entitled to exercise from August 21, 2003 to November 21, 2004, an option to purchase all of the Company’s shares of CFG. The purchase price would be an amount established by the AMG (“Established Price Per Share”), which the Company has the right to either accept, or instead, exercise its own option to purchase all shares held by the AMG at the then Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® and KFC® operations in Australia before December 2004, the AMG is entitled to make a matching offer. If the AMG does not elect to make a matching offer, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party.

The Company has not included pro-forma disclosure for these options as the fair market value of options determined by using the Black-Scholes option pricing model are insignificant to the overall financial statements.

Note 16—Other Current Liabilities

Other current liabilities as April 30, 2002 and 2001 are as follows (in thousands):

	2002	2001
Accrued payroll	$4,121	$2,357
Accrued vacation	3,449	2,837
Accrued taxes, other than income	1,603	1,780
Accrued self-insurance	1,766	120
Other	3,592	2,532

Net amount recognized	$14,531	$9,626

Note 17—Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss as of April 30, 2002 and 2001 are as follows (in thousands):

	2002	2001
Foreign currency translation	$(5,530)	$(5,385)
Minimum pension liability	(2,641)	—
Fair market value of derivatives	(123)	—

Net amount recognized	$(8,294)	$(5,385)

No tax effect was recorded for the components of other comprehensive income as any additional deferred income tax assets would result in a full valuation allowance.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Asset Impairment Charges

During fiscal year 2002, the Company recorded approximately $1.3 million of asset impairment charges related to long-lived assets of certain underperforming Sizzler restaurants, of which $1.3 million was recorded in the fourth quarter 2002. The Company performed an impairment review and concluded that undiscounted projected future operating cashflows were below the carrying amount of the related assets. The Company recorded asset impairment charges of $0.5 million and $0.8 million during fiscal years ended 2001 and 2000, respectively.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

BALANCE SHEETS
(in thousands)

	As of April 30,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$1,990	$423
Receivables	—	261
Prepaid expenses and other current assets	706	1,183

Total current assets	2,696	1,867

Property and equipment, at cost
Buildings and leasehold improvement	873	702
Equipment	7,919	6,906

	8,792	7,608
Less—accumulated depreciation and amortization	(7,305)	(6,971)

Total property and equipment, net	1,487	637

Investment in subsidiaries	83,861	74,679
Deposits and other assets	1,164	2,160

Total assets	$89,208	$79,343

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

BALANCE SHEETS
(in thousands, except share data)

	As of April 30,
	2002	2001
LIABILITIES
Current liabilities
Accounts payable	$1,264	$87
Other current liabilities	2,139	884

Total current liabilities	3,403	971

Intercompany payable	18,879	14,373

Pension liability	11,725	9,482

Stockholders’ equity
Common stock, authorized 50,000,000 shares at $.01 Par value; issued and outstanding 29,205,491 and 27,205,491 and 29,108,599 and 27,744,799 at April 30, 2002 and 2001, respectively	292	291
Additional paid-in capital	279,904	279,846
Accumulated deficit	(212,566)	(217,046)
Treasury stock, 2,000,000 shares at cost at April 30, 2002 and 1,363,800 shares at April 30, 2001	(4,135)	(3,189)
Accumulated other comprehensive loss	(8,294)	(5,385)

Total stockholders’ equity	55,201	54,517

Total liabilities and stockholders’ equity	$89,208	$79,343

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended April 30,
	2002	2001	2000
Revenues
Allocated general and administrative	$7,125	$8,744	$9,375

Costs and expenses
Depreciation and amortization	338	339	323
General and administrative	10,478	8,848	14,947

Total operating costs	10,816	9,187	15,270

Interest expense	800	808	893
Equity in earnings of subsidiaries	(7,840)	(3,830)	(9,090)
Investment income	(1,131)	(144)	(120)

Total costs and expenses, net	2,645	6,021	6,953

Net income	$4,480	$2,723	$2,422

Comprehensive Income:
Net Income	$4,480	$2,723	$2,422
Foreign currency translation adjustments (no tax effect)	(145)	959	(2,625)
Minimum pension liability	(2,641)	—	—
Change in accounting principle	(242)	—	—
Gain on derivative instruments	119	—	—

Total comprehensive income (loss)	$1,571	$3,682	$(203)

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended April 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(701)	$862	$(2,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Pat & Oscar’sSM	—	(16,524)	—
Purchases of property and equipment	(1,184)	(277)	(172)

Net cash used in investing activities	(1,184)	(16,801)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings intercompany amounts	4,340	5,177	4,266
Repurchase of common stock	(946)	(1,241)	(1,948)
Australia dividend	—	9,838	—
Sale of shares	59	352	—
Other	(1)	69	—

Net cash provided by financing activities	3,452	14,195	2,318

Net increase (decrease) in cash and equivalents	1,567	(1,744)	(743)

Beginning balance, cash and cash equivalents	423	2,167	2,910

Ending balance, cash and cash equivalents	$1,990	$423	$2,167

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

Worldwide Restaurant Concepts, Inc., (“WRCI”) is a holding company that owns and operates multiple subsidiaries. Asset distributions from Pat & Oscar’s are restricted as a result of loan agreements.

During the year ended April 30, 2000 property and equipment of subsidiaries were transferred to WRCI. The transfer occurred as a result of reallocating some administrative functions from the subsidiaries to WRCI. The increase in administrative activities performed by WRCI, during the year ended April 30, 2000, resulted in an increase in property and equipment and general and administrative expense for the year.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of WRCI reflect the investment in wholly-owned subsidiaries using the equity method.

Statement of Cash Flows

For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of 90 days or less. WRCI made cash interest payments of $800,000, $808,000 and $893,000 for the years ending April 30, 2002, 2001 and 2000, respectively. The Company made cash tax payments of $106,000 and $17,000 during the years ended April 30, 2002 and April 30, 2001 and made no cash tax payments for the year ended April 30, 2000.

Taxes

WRCI provides for taxes consistent with FAS 109. All deferred assets and liabilities are offset by a valuation allowance due to the historical losses that have been sustained by WRCI. (See Note 4—Income Taxes, to Consolidated Financial Statements for further discussion of the taxes for the consolidated group.)

Other Policies

WRCI follows all applicable accounting policies consistent with those of the consolidated group (See Note 1—Summary of Significant Accounting Policies, to Consolidated Financial Statements for a discussion of the accounting policies.)

Note 3—Required Disclosures

Notes Payable:    WRCI has no debt at April 30, 2002. (See Note 6—Debt to Consolidated Financial Statements for a discussion of the total debt for the consolidated group.)

Contingencies:    WRCI management is not aware of any material contingencies as of April 30, 2002. (See Note 8—Commitments and Contingencies, to Consolidated Financial Statements for a discussion of all contingencies for the consolidated group.)

Inter-Company Borrowing:    WRCI borrowed money from consolidated subsidiaries in the amount of $4.3, $5.2 and $4.3 million in fiscal year 2002, 2001 and 2000, respectively.

Dividends:    WRCI received $9.8 million in dividends during the year ended April 30, 2001. WRCI did not receive any dividends from subsidiaries during fiscal years 2002 and 2000.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of the activity in valuation accounts:

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

Allowance for Accounts Receivable and
Notes Receivable Bad Debt
(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended April 30, 2002	$982	$120	$285	$817

Year ended April 30, 2001	$920	$62	$—	$982

Year ended April 30, 2000	$2,234	$—	$1,314	$920

Item 9:     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Effective May 20, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company unanimously appointed Deloitte & Touche LLP (“Deloitte”) to replace Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors for the fiscal year ended April 30, 2002 and for the fiscal year ending April 30, 2003. The Company’s appointment of Deloitte for the fiscal year ending April 30, 2003 will be presented for ratification by its stockholders at the annual meeting to be held on August 28, 2002.

Andersen’s reports on the Company’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on WRC’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10:     Directors and Executive Officers of the Registrant

Information required by this item with respect to the Company’s directors is set forth under the captions “Election of Directors” and “Stock Ownership of Management” in the Company’s Proxy Statement for its 2002 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company’s executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant” as of June 30, 2002.

Item 11:     Executive Compensation

Information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors” in the Company’s Proxy Statement for its 2002 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption “Stock Ownership of Management” in the Company’s Proxy Statement for its 2002 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 13:     Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Transactions with Directors and Management” in the Company’s Proxy Statement for its 2002 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of the report:

(1)  Financial Statements:

Selected Quarterly Financial Data

Independent Auditor’s Report

Consolidated Balance Sheets of Worldwide Restaurant Concepts, Inc. and Subsidiaries as of
April 30, 2002 and 2001

Consolidated Statements of Operations of Worldwide Restaurant Concepts, Inc. and Subsidiaries
for each of the three years in the period ended April 30, 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income of Worldwide
Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2002

Consolidated Statements of Cash Flows of Worldwide Restaurant Concepts, Inc. and Subsidiaries
for each of the three years in the period ended April 30, 2002

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:

I.  Condensed Financial Information of Registrant

II.  Valuation and Qualifying Accounts

(3)  Exhibits:

Number	Description

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement Number 33-38412.

3.2
Certificate of Ownership and Merger of Worldwide Restaurant Concepts, Inc. into Sizzler International, Inc., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 333-47661 filed November 14, 2001.

3.3	Bylaws of Registrant, as amended January 17, 2002, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q report for the quarter ended February 3, 2002.

4.0
Rights Agreement dated January 22, 2001 between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K Report filed January 22, 2001.

10.1	Employee Savings Plan of Registrant, restated as of January 1, 1992, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

Number	Description

10.2	Amendment to Employee Savings Plan of Registrant, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.3
Registrant’s Executive Supplemental Retirement Plan (effective May 1, 1985 and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1996.

10.4
Employment Agreement dated February 8, 1999 between Registrant and Charles L. Boppell, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.5
Amended and Restated Services Agreement dated May 5, 1999 between Registrant and Charles F. Smith, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.6
Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

10.7
1997 Employee Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No.1 to S-8 Registration Statement Number 333-47661 filed November 14, 2001.

10.8
1997 Non-Employee Directors Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-47659 filed November 14, 2001.

10.9
Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.10
Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.11
Form of Franchise Agreement between Kentucky Fried Chicken Pty, Limited and Collins Foods International Pty, Ltd. relating to KFC® restaurant franchise, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.20
Standard Office Lease—Gross American Industrial Real Estate Association corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1998.

10.21
Amended and Restated LLC Membership Interest Purchase Agreement dated August 21, 2000 among the Registrant, as purchaser, and FFPE Holding Company, Inc., JBS Investments, Ltd., OMS Investments, Ltd., TDM Enterprises, Ltd., Oscar Sarkisian and Martha Patricia Sarkisian (individually and as Co-Trustees of Sarkisian Family Trust UTD July 19, 1995), John Sarkisian, Bernadette Sarkisian, and Tamara Sarkisian-Celmo (individually and as Trustee of the Tamara Sarkisian-Celmo Family Trust UTD October 16, 1997), FFPE, LLC, and S & C Company, Inc., as the selling parties, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 14, 2000.

10.22
Credit Agreement dated May 23, 2000 between the Registrant, as lender, S & C Company, Inc., and FFPE, LLC, as borrowers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed June 5, 2000.

Number	Description

10.23
Membership Interest Pledge Agreement, dated August 30, 2000, among the Registrant, as secured party, and FFPE Holding Company, Inc., as debtor, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 14, 2000.

10.24
Call Option Agreement dated August 30, 2000 between FFPE Holding Company, Inc., as optionor, and the Registrant, as optionee, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 14, 2000.

10.25
Put Option Agreement (John Sarkisian) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 14, 2000.

10.26
Put Option Agreement (Tammy-Sarkisian-Celmo) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 14, 2000.

10.27	Warrant dated August 30, 2000 issued by the Registrant to FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 14, 2000.

10.28
Warrant Registration Rights Agreement dated August 30, 2000 between the Registrant and FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K report filed September 14, 2000.

10.29	Employment Agreement dated August 30, 2000 between the Registrant and John Sarkisian, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K report filed September 14, 2000.

10.30
Employment Agreement dated August 30, 2000 between the Registrant and Tamara Sarkisian-Celmo, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K report filed September 14, 2000.

10.31
AUD$46.0 million Bill Acceptance and Discount Facility dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 1, 2000.

10.32
Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated August 21, 2000 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed September 1, 2000.

10.33
Guaranty and Indemnity dated August 21, 2000 between the Registrant as Guarantor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 1, 2000.

10.34
Stock Pledge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Charger and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 1, 2000.

10.35
Fixed and Floating Charge dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 1, 2000.

10.36	Fixed and Floating Charge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference

Number	Description

to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 1, 2000.

10.37
Subordination Deed dated August 21, 2000 between the Registrant and various of its subsidiaries as Junior Creditor and Westpac Banking Corporation as Senior Creditor, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 1, 2000.

10.38
Loan and Security Agreement dated December 20, 2000 by and between Heller Financial Leasing, Inc., and Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed January 11, 2001.

10.39
Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed January 11, 2001.

10.40
Future Advance Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed January 11, 2001.

10.41
Guaranty dated December 20, 2000, of Registrant (Guarantor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed January 11, 2001.

10.42
Environmental Indemnity Agreement dated December 20, 2000, by and between Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., and Registrant (Indemnitor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed January 11, 2001.

10.43
Certificate Regarding Management dated December 20, 2000, of Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed January 11, 2001.

10.44	Stay Bonus Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.44 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.45
Collins Foods Share Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.45 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.46
Productivity Bonus Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.46 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.47
Shareholders Agreement dated March 30, 2001 between Collins Foods Group Pty, Ltd., Registrant, Restaurant Concepts International, Inc., and members of the Australian Management Group, incorporated herein by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the fiscal year ended April 29, 2001.

10.48
Registrant’s 2001 AMG Restricted Stock Plan dated March 26, 2001, incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 Registration Statement filed May 25, 2001, incorporated herein by reference to Exhibit 10.48 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.49	Form of Restricted Share Agreement between Registration entered into between Registrant and members of the Australian Management Group pursuant to Registrant’s

Number	Description

2001 Restricted Stock Plan dated March 26, 2001 incorporated herein by reference to Exhibit 10.49 of the Registrants Form 10-K for the fiscal year ended April 29, 2001.

10.50
Standard Office Lease—Sherman Oaks Galleria Park Partners, LLC Agreement dated July 19, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 9, 2001.

21.00	Subsidiaries of Registrant

23.00	Consent of Deloitte & Touche LLP

23.10	Consent of Arthur Andersen LLP

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated April 16, 2002 reporting the following press releases.

On February 26, 2002, the Company issued a press release announcing the date of its quarterly analyst call.

On March 12, 2002, the Company issued a press release announcing earnings for the third quarter.

On April 3, 2002, the Company issued a press release announcing the appointment of the new CEO at Pat & Oscar’sSM division.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE RESTAURANT CONCEPTS, INC.

By:	/s/ CHARLES L. BOPPELL
Charles L. Boppell Chief Executive Officer

Dated: July 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES L. BOPPELL Charles L. Boppell	President, Chief Executive Officer and Director	July 19, 2002

/s/ JAMES A. COLLINS James A. Collins	Chairman Emeritus and Director	July 19, 2002

/s/ BARRY E. KRANTZ Barry E. Krantz	Director	July 19, 2002

/s/ PHILLIP D. MATTHEWS Phillip D. Matthews	Chairman of the Board and Director	July 19, 2002

/s/ ROBERT A. MUH Robert A. Muh	Director	July 19, 2002

/s/ CHARLES F. SMITH Charles F. Smith	Director	July 19, 2002

/s/ KEVIN W. PERKINS Kevin W. Perkins	Executive Vice President and Director	July 19, 2002

/s/ A. KEITH WALL A. Keith Wall	Vice President and Chief Financial Officer(principal financial and accounting officer)	July 19, 2002

/s/ MARY E. ARNOLD Mary E. Arnold	Vice President and Controller	July 19, 2002