Form 10-Q
period 2002-07-21
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2002-08-28
CIK 870760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 21, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(818) 662-9800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2002
Common Stock $0.01 Par Value	27,230,135 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	July 21, 2002	April 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$25,163	$25,943
Restricted cash	2,246	2,096
Receivables, net of an allowance of $872 at July 21, 2002 and $814 at April 30, 2002	2,468	2,101
Inventories	4,352	4,367
Deferred income tax asset	2,653	2,191
Prepaid expenses and other current assets	2,689	1,686

Total current assets	39,571	38,384

Property and equipment, net	60,507	61,334
Property held for sale, net	2,276	2,632
Long-term notes receivable (including $200 of related party receivables at July 21, 2002 and April 30, 2002), net of an allowance of $3 at July 21, 2002 and April 30, 2002	941	974
Deferred income tax asset	5,413	5,346
Goodwill, net	20,940	20,940
Intangible assets, net of accumulated amortization of $750 at July 21, 2002 and $734 at April 30, 2002	2,043	2,031
Other assets	1,796	1,866

Total assets	$133,487	$133,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	July 21, 2002	April 30, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$6,072	$5,971
Accounts payable	9,295	11,304
Other current liabilities	14,936	14,531
Income taxes payable	2,311	2,669

Total current liabilities	32,614	34,475

Long-term debt, net of current portion	21,986	23,369
Deferred gains and revenues	8,691	8,737
Pension liability	11,600	11,725

Total liabilities	74,891	78,306

Stockholders' Equity:
Capital stock—
Preferred, authorized 1,000,000 shares, $5 par value; no shares issued	—	—
Common, authorized 50,000,000 shares, $0.01 par value; issued and outstanding 29,230,135 and 27,230,135 shares and 29,205,491 and 27,205,491 shares at July 21, 2002 and April 30, 2002, respectively	292	292
Additional paid-in capital	279,948	279,904
Accumulated deficit	(209,309)	(212,566)
Treasury stock, 2,000,000 shares at July 21, 2002 and 2,000,000 shares at April 30, 2002, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(8,200)	(8,294)

Total stockholders' equity	58,596	55,201

Total liabilities and stockholders' equity	$133,487	$133,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE WEEKS ENDED JULY 21, 2002 AND JULY 22, 2001
(Unaudited)
(In thousands, except per share data)

	July 21, 2002	July 22, 2001
Revenues
Restaurant sales	$65,683	$59,273
Franchise revenues	2,004	1,999

Total revenues	67,687	61,272

Costs and Expenses
Cost of sales	22,259	20,201
Labor and related expenses	18,187	16,899
Other operating expenses	15,611	14,274
Depreciation and amortization	2,171	2,160
General and administrative expenses	5,464	5,477

Total operating costs	63,692	59,011

Operating income	3,995	2,261

Interest expense	817	869
Investment income	191	222
Other income	—	412

Income before provision for income taxes	3,369	2,026

Provision for income taxes	112	362

Net income	$3,257	$1,664

Basic and diluted earnings per share	$0.12	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE WEEKS ENDED July 21, 2002 AND July 22, 2001
(Unaudited)
(in thousands)

	July 21, 2002	July 22, 2001
OPERATING ACTIVITIES
Net income	$3,257	$1,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,171	2,160
Deferred income tax provision (benefit)	(462)	128
Provision for bad debts	58	—
Gain on sale of assets	(10)	(412)
Amortization of deferred revenue	(291)	(215)
Other	55	(36)
Changes in operating assets and liabilities:
Receivables	(384)	(225)
Inventories	55	118
Prepaid expenses and other assets	(987)	464
Accounts payable	(1,118)	258
Accrued liabilities	351	712
Income taxes payable	(416)	139

Net cash provided by operating activities	2,279	4,755

INVESTING ACTIVITIES
Additions to property and equipment	(943)	(1,762)
Proceeds from sale of property and equipment	424	1,048
(Increase) decrease in restricted cash	(150)	6,139
Other, net	(52)	16

Net cash (used in) provided by investing activities	(721)	5,441

FINANCING ACTIVITIES
Reduction of long-term debt	(1,689)	(1,329)
Repurchase of common stock	—	(215)
Exercise of stock options	44	—
Payment related to acquisition of minority interest in subsidiary	(1,015)	—
Other, net	2	38

Net cash used in financing activities	(2,658)	(1,506)

Net (decrease) increase in cash and cash equivalents	(1,100)	8,690

Effect of foreign exchange on cash	320	(160)

Cash and cash equivalents at beginning of period	25,943	9,998

Cash and cash equivalents at end of period	$25,163	$18,528

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$745	$1,399
Income taxes	$832	$265

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    General:

The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. (“WRC” or the “Company”) and its subsidiaries. The financial statements include the Company’s worldwide operation of the Sizzler® family steak house concept, including Company-owned outlets, activity related to the development and operation of Sizzler® franchises, the operation of KFC® franchises in Queensland, Australia and the operation of Pat & Oscar’sSM Company-owned outlets in the United States.

The information for the 12 weeks ended July 21, 2002 and July 22, 2001 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Security and Exchange Commission, although the Company believes that the disclosures included in these condensed financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Earnings Per Share:

The following table sets forth the computation of basic and diluted EPS:

	Twelve weeks ended
	July 21, 2002	July 22, 2001
	(In thousands, except EPS)
Numerator for basic and diluted EPS Net income	$3,257	$1,664

Denominator for basic EPS—weighted average shares of common stock outstanding	27,230	27,662
Effect of dilutive stock options	735	122

Denominator for diluted EPS—adjusted weighted average shares outstanding	27,965	27,784

Basic and diluted earnings per share	$0.12	$0.06

Antidilutive options not included in computation of diluted EPS	2,539	3,578

3.    Comprehensive Income:

Comprehensive income for the quarters ended July 21, 2002 and July 22, 2001, are as follows (in thousands):

	Twelve weeks ended
	July 21, 2002	July 22, 2001
Net Income	$3,257	$1,664
Foreign currency translation adjustments	85	3
Adoption of SFAS 133: Cumulative effect of change in accounting principle, net of tax	—	(242)
Change in fair value of derivative instrument, net of tax	(6)	74
Amortization of pension liability	15	—

Total comprehensive income	$3,351	$1,499

4.    Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at restaurants operated by the Company or by royalties paid by its franchisees. The Company’s reportable segments are based on geographic area and brand identity. Sizzler USA consists of all United States and Latin America Sizzler® restaurants and franchise operations. Pat & Oscar’s consists of 15 Pat & Oscar’sSM restaurants in Southern California and Arizona. Sizzler International consists of all Australian and Asian Company and franchise operated Sizzler® restaurants. KFC consists of all KFC® franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead.

	Twelve weeks ended
	July 21, 2002	July 22, 2001
Revenues (in thousands):
Sizzler—USA	$25,342	$25,842
Pat & Oscar’s	10,787	8,791
Sizzler—International	9,000	7,584
KFC	22,558	19,055

Total revenues	$67,687	$61,272

Earnings before interest and taxes (in thousands):
Sizzler—USA	$2,626	$2,437
Pat & Oscar’s	1,077	512
Sizzler—International	137	19
KFC	2,290	1,741
Corporate and other	(2,135)	(2,036)

Total earnings before interest and taxes	$3,995	$2,673

Reconciliation to net income (in thousands):
Earnings before interest and taxes	$3,995	$2,673
Interest expense	(817)	(869)
Investment income, net	191	222

Income before income taxes	3,369	2,026

Income taxes	(112)	(362)

Net income	$3,257	$1,664

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill and Intangible Assets:

Effective May 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) No. 142 “Goodwill and Other Intangible Assets (“SFAS 142”).” On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed the first step of the transitional goodwill impairment test during the second quarter of fiscal 2002 and no impairment was recorded. The following sets forth the intangible assets by major asset class (in thousands):

	July 21, 2002	April 30, 2002
Franchise rights	$2,198	$2,198
Accumulated amortization	(684)	(672)
Trademarks	409	381
Accumulated amortization	(66)	(62)
Other intangibles:	186	186
Accumulated amortization	—	—

Total intangibles	2,793	2,765
Total accumulated amortization	(750)	(734)

Net intangibles	$2,043	$2,031

Amortization expense related to intangible assets was $27,000 for the quarter ended July 21, 2002. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

The changes in the carrying amount of goodwill for the twelve weeks ended July 21, 2002, are as follows (in thousands):

	Sizzler USA	Pat & Oscar's	Sizzler International	Total

Balance as of April 30, 2002	$1,449	$19,217	$274	$20,940
Goodwill acquired during the year	—	—	—	—
Impairment losses	—	—	—	—

Balance as of July 21, 2002	$1,449	$19,217	$274	$20,940

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Interest Rate Swaps and Hedges:

The Company is a party to four derivative contracts. Two interest rate swap contracts and two interest rate cap contracts were a required condition of the loan agreement entered into by the Company’s international division. The loan agreement requires that 66.0 percent of the outstanding principal balance be hedged and converted to fixed rate debt using derivative contracts. The four contracts cover the required 66.0 percent of the remaining principal balance. The Company entered the contracts to hedge the future cash interest payments related to the variable rate debt. The Company has designated these derivatives as cash flow hedges and recorded the fair value in the financial statements. All of the change in value of the derivatives is recorded in other comprehensive income as no ineffectiveness exists. The fair value of the derivatives will be reduced to zero at the expiration of the contracts that correspond with the repayment of the loan by the Company’s international division which is due in August of 2003.

7.    Commitments and Contingencies:

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation and the Company’s former franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its former franchisee and Excel. Over 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs have filed their notices of appeal of the Court’s decision. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company or its financial position.

In April 2002 the Company received an advance payment of $1.0 million from its insurance carrier in recognition of undisputed proceeds payable from its insurance policy covering business interruption and lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds were recorded as an offset to other operating expenses in the Consolidated Statements of Operations for the fiscal year ended April 30, 2002.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material impact upon the Company or its financial position.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’s restaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein. The parties have served written discovery on each other and notices to take the depositions of certain designated individuals. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company or its financial position.

As of date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flow.

8.    New Accounting Standards:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of

WORLDWIDE RESTAURANT CONCEPTS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on May 1, 2002. The adoption of the statement had no impact on the Company’s financial statements.

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

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

9.    Pat & Oscar’s Put and Call Option:

The Company has a call option to acquire the 12.8 percent minority interest in Pat & Oscar’s. The option includes a fixed price through August 29, 2002 and beginning on August 30, 2002 through August 29, 2010, at a price to be determined by a formula, based in part, on a multiple of Pat & Oscar’s earnings less indebtedness. The holder of the minority interest has a put option beginning on August 30, 2002 through August 29, 2010, at a price less than but determined by a formula similar to that used for the call option.

10.    Pat & Oscar’s Earn-Out:

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration of up to $8.1 million if specified revenue, profitability, and growth targets covering the period August 31, 2000 through January 31, 2003 are achieved. The Company estimates that approximately $0.5 million to $1.0 million in net earn-out payments will be made in fiscal year 2003. No earn-out payments have been made to date.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED JULY 21, 2002 VERSUS JULY 22, 2001

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended July 21, 2002 were $67.7 million compared to $61.3 million for the quarter ended July 22, 2001, an increase of $6.4 million or 10.5 percent. The increase is primarily due to having four additional Pat & Oscar’s stores open and significant same store sales increases from KFC and Sizzler Australia. Revenues from our international division were also helped by an 8.0 percent increase in the average Australian exchange rate that represents approximately $2.3 million in revenues.

The following table shows the change in Company-operated same store sales over prior year calculated in local currencies:

	FY 2002				FY 2003
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1
SIZZLER
Sizzler USA	-3.2%	-0.7%	1.1%	0.1%	0.6%
Sizzler International	-2.0%	7.9%	14.8%	13.2%	11.4%
KFC	1.3%	3.7%	7.0%	5.2%	8.6%
PAT & OSCAR'S	-0.9%	-1.5%	1.7%	0.3%	-1.2%

Consolidated operating expenses for the quarter ended July 21, 2002 were $63.7 million compared to $59.0 million for the quarter ended July 22, 2001, an increase of $4.7 million or 7.9 percent. The increase is primarily due to an 8.0 percent increase in the average Australian exchange rate that represents $2.2 million in costs. The remaining increase is primarily due to the addition of four new Pat & Oscar’sSM restaurants, increased sales volumes and higher labor costs.

Interest expense was $0.8 million in the current quarter compared to $0.9 million in the same period of the prior year, a decrease of $0.1 million or 5.9 percent due to lower debt balances and lower interest rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”), financings from GE Capital and the Company’s supplemental executive retirement plan covering 11 former employees. Investment income was $0.2 million in the current quarter compared to $0.2 million in the same period of the prior year.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $0.1 million in the current quarter compared to $0.4 million in the same period of the prior year, a decrease of $0.3 million due to benefit recognized in the current period for net operating loss carryforwards expected to be used in future periods under SFAS No. 109.

U.S. SIZZLER OPERATIONS

Total revenues for the quarter ended July 21, 2002 were $25.3 million compared to $25.8 million for the quarter ended July 22, 2001, a decrease of $0.5 million or 1.9 percent. Restaurant sales for the current quarter were $23.7 million compared to $24.1 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned stores to 65 compared to 67 last year, partially offset by an increase in same store sales of 0.6 percent. Since the first quarter of last year, the Company closed one store due to redevelopment and one due to unprofitable operations. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company’s strategic objectives.

Franchise revenue was $1.6 million in the current quarter compared to $1.7 million in the same period of the prior year, a decrease of $0.1 million or 2.3 percent. This decrease is due to having 6 fewer franchise locations than last year for the same period. Franchise revenues were produced by 183 franchised Sizzler® restaurants, including 13 in Latin America, in the current quarter compared to 189 franchised Sizzler® restaurants, including 13 in Latin America, in the same period of the prior year.

Prime costs were $15.1 million in the current quarter compared to $15.6 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 63.5 percent of sales compared to 64.5 percent in the same period of the prior year. This decrease in the prime cost percentage is due to tighter labor controls slightly offset by higher food costs associated with the promotions featured during the quarter.

Other operating expenses amounted to $5.6 million for the current quarter compared to $6.0 million for the same period of the prior year. This decrease is primarily due to having two fewer restaurants.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, mid-scale casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is testing various new entrees, side-dishes and re-designed menu boards that will be accompanied by new marketing programs.

The Company has completed exterior upgrades for two Company restaurant locations and noted significant increases in same store sales as compared to the rest of the stores in those markets. Given the success of the completed remodels, the Company plans to complete 10 to 15 exterior remodels in fiscal year 2003 at approximately $50,000 per remodel.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s generated $10.8 million in revenues for the quarter ended July 21, 2002 compared to $8.8 million in the same period of the prior year, an increase of $2.0 million or 22.7 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 15 at the end of the current quarter compared to 11 in the prior year. The increase in revenues was partially offset by a decrease in same store sales of 1.2 percent as a result of cannibalization of sales caused by certain newly opened restaurants in the San Diego market.

Prime costs were $6.1 million in the current quarter compared to $5.0 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 56.4 percent of sales compared to 56.8 percent in the same period of the prior year. This improvement is due to food cost savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as poultry, pork ribs and cheese. The savings were partially offset by higher labor costs associated with a restaurant that opened just before the beginning of the first quarter. Total prime costs increased due to having four additional restaurants.

Other operating expenses amounted to $2.5 million for the current quarter compared to $2.0 million for the same period in the prior year, an increase of $0.5 million or 26.8 percent primarily due to new restaurant openings.

The Company expects to open five to six new locations during fiscal year 2003 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended July 21, 2002 were $9.0 million compared to $7.6 million for the quarter ended July 22, 2001, an increase of $1.4 million or 18.7 percent. This increase was primarily driven by an 11.4 percent increase in same store sales.

This increase in revenue was due to increased customer counts and a higher average guest check which was driven by a price increase and by successful marketing promotions featuring the add-on of a steak or seafood entrée for only $2.00 to $5.00 Australian dollars with the purchase of a salad bar and beverage. This revenue increase also includes an 8.0 percent increase in the average Australian dollar exchange rate. Restaurant sales for the current quarter were $8.6 million compared to $7.3 million in the same period of the prior year, produced by 30 restaurants operating during the current quarter and during the same period of the prior year. Franchise revenue was $0.4 million in the current quarter compared to $0.3 million in the same period of the prior year, an increase of $0.1 million or 12.7 percent primarily due to an 8.0 percent increase in the average Australian exchange rate. Franchise revenues were produced by three joint venture restaurants and 51 international franchised Sizzler® locations compared to three joint venture restaurants and 55 international franchised locations in the same period of the prior year. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and Indonesia.

Prime costs were $5.9 million in the current quarter compared to $5.0 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 68.2 percent of sales compared to 69.0 percent in the same period of the prior year. The prime cost percent decreased due to a lower labor cost percent attributed to tight labor controls and a price increase that passed on a minimum wage increase. This decrease was partially offset with higher food costs associated with certain promotions featured during the quarter.

Other operating expenses amounted to $2.1 million for the current quarter compared to $1.8 million for the same period of the prior year, an increase of $0.3 million or 17.7 percent primarily due to a higher average Australian exchange rates.

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

KFC OPERATIONS

Revenues for the quarter ended July 21, 2002 were $22.6 million compared to $19.1 million for the quarter ended July 22, 2001, an increase of $3.5 million or 18.4 percent. This increase is due to an 8.6 percent increase in same store sales and the strengthening of the average Australian exchange rate by 8.0 percent compared to the same period in the prior year. The same store sales increase was driven by promotions featuring various family value offerings and kids meal premiums. Sales for the current quarter reflect 107 restaurants operating during the current quarter compared to 105 restaurants in the same period of the prior year.

Prime costs were $13.4 million in the current quarter compared to $11.5 million in the same period of the prior year. Prime costs, which include food paper and labor, decreased to 59.6 percent of sales compared to 60.2 percent for the same period of the prior year due to price increases that more than offset higher commodity prices and a minimum wage increase.

Other operating expenses amounted to $5.3 million for the current quarter compared to $4.6 million for the same period of the prior year, an increase of $0.7 million or 17.7 percent. The increase was primarily due to a higher average Australian exchange rate this year and higher costs associated with operating two additional restaurants in the current quarter compared to the same period in the prior year.

Management is continuing its facilities upgrade program and based on positive results of “face-to-face” drive-thru operations, plans to add three more upgrades during fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2002, remain appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $2.3 million for the first twelve weeks of fiscal year 2002 compared to $4.8 million for the same period of the prior year. The decrease of 52.1 percent is due to fluctuations in the Company’s operating account balances, partly offset by an increase in operating profit.

The Company’s working capital at July 21, 2002 was $7.0 million including cash and cash equivalents of $25.2 million of which $15.4 million was in the Company’s International division. At April 30, 2002 the Company had a working capital of $3.9 million. This increase is primarily due to funds provided through operating activities. The current ratio was 1.2 at July 21, 2002 and 1.1 at April 30, 2002.

Total Assets / Capital Expenditures

At July 21, 2002 and April 30, 2002 total assets were unchanged at $133.5 million. Property and equipment, excluding property held for sale, represented approximately 45.3 percent of total assets at July 21, 2002 and 45.9 percent at April 30, 2002.

Capital expenditures were $1.0 million for the twelve weeks ended July 21, 2002 and

$1.8 million for the same period last year. The current quarter capital expenditures were primarily used for development of new Pat & Oscar’s restaurants and remodels and improvements of existing restaurants.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The Company expects to remodel four to six Australian Sizzler® restaurants at a cost of approximately $60,000 each, tear down and rebuild two to three existing KFC® restaurants at a cost of approximately $375,000 each and build four new KFC® restaurants at a cost of approximately $280,000 each. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s division through new restaurants. Presently, the Company contemplates adding five to six more Pat & Oscar’sSM locations by the end of fiscal 2003 at a cost of approximately $1.2 million per location, before landlord contributions. The Company presently plans to complete exterior remodels for ten to 15 of its domestic Sizzler® operations at a cost of approximately $50,000 each and add one new Company operated Sizzler® in Northern California at a cost of approximately $1.2 million.

Debt

The Company’s debt includes a credit facility with Westpac that is collateralized by the Australian division’s assets, undertakings and intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (5.0 percent at July 21, 2002) plus a 2.3 percent margin. The agreement is subject to certain financial covenants and restrictions such as fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and others which management believes are customary for a loan of this type. At the end of the quarter, the Company’s unpaid principal balance on the Westpac facility was approximately $14.7 million.

In addition, the Company has a $10.0 million, seven year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At the end of the quarter, the Company’s unpaid principal balance was approximately $9.6 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cashflow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loans carry variable interest rates that ranged from 5.8 percent to 7.8 percent over the past 12 months. The unpaid principal and interest related to these notes was $1.3 million. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.8 percent to 7.8 percent over the past 12 months.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its debt service requirements, capital expenditure requirements and working capital needs.

The Company is in compliance with all debt covenants and restrictions.

Pat & Oscar’s Put and Call Option

The Company has a call option to acquire the 12.8 percent minority interest in Pat & Oscar’s. The option includes a fixed price through August 29, 2002 and beginning on August 30, 2002 through August 29, 2010, at a price to be determined by a formula, based in part, on a multiple of Pat & Oscar’s earnings less indebtedness. The holder of the minority interest has a put option beginning on August 30, 2002 through August 29, 2010, at a price less than but determined by a formula similar to that used for the call option.

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration of up to $8.1 million if specified revenue, profitability, and growth targets covering the period August 31, 2000 through January 31, 2003 are achieved. The Company estimates that approximately $0.5 million to $1.0 million in net earn-out payments will be made in fiscal year 2003. No earn-out payments have been made to date.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on May 1, 2002, the first day of our 2003 fiscal year. The adoption of the statement had no impact on our financial position or results of operations.

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

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact that this statement may have on any potential future exit or disposal activities.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK DISCLOSURES

The Company is exposed to the following market risks: interest rate risk, foreign currency rate risk, and commodity price risk.

Interest rate risk

The Company’s primary financial instrument subject to market risk is a bank loan with Westpac, with an outstanding principal balance at July 21, 2002 of $14.7 million or $26.5 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company’s international division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (5.0 percent at July 21, 2002), plus a margin of 2.3 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company entered into two interest rate cap contracts that prevent the Company’s interest rate from exceeding 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. The interest rate cap covers approximately 39.0 percent of the loan principal outstanding and expires September 30, 2002 and August 31, 2003, respectively.

In addition, the Company has entered into two interest rate swap contracts to convert part of its variable interest exposure to a fixed weighted average rate of approximately 7.5 percent. The interest rate swap contracts covered approximately 39.0 percent of the loan principal outstanding and expire September 30, 2002 and August 31, 2003, respectively.

The Company also has revolving credit facilities with variable interest as a result of the acquisition of Pat & Oscar’s. The interest rate ranged from 5.8 to 7.8 percent during the last 12 months. As of July 21, 2002, the Company had a $1.5 million balance comprised of unpaid principal and interest.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduced the Company’s exposure by decreasing its net investment. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat and poultry used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase futures contracts for trading purposes. The Company is unable to predict the possible impact of changes in commodity prices. However, in the past the Company has been able to address these changes by passing these costs along to its customers because such changes have generally impacted all restaurant companies.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements may include, but are not limited to, statements regarding (a) the continuing repositioning program to enhance the Sizzler® concept in the U.S.; (b) the plan to remodel the exteriors of between 10 to 15 U.S. Sizzler® locations; (c) the continued repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the opening of five to six new Pat & Oscar’s locations in fiscal year 2003; (e) the continuation of the KFC® facilities upgrade program; (f) that there will be no material adverse impact on the Company or its financial position from any of the legal contingencies reported herein; (g) an estimate of the Pat & Oscar’s earnout; and (h) that the cash flow from operations will be sufficient to meet debt service and working capital requirements.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept and increasing sales and improving customer service; (b) that there will be sufficient cash or capital to fund the U.S. Sizzler® external remodel program, open five to six new Pat & Oscar’s locations, continue the repositioning of the Australian Sizzler® concept, continue to upgrade KFC® locations, and pay the estimated Pat & Oscar’s earnout; (c) the ability of Pat & Oscar’s to acquire a sufficient number of sites to open five to six new restaurants; (d) the successful resolution of the legal contingencies reported herein; (e) the Company’s ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; and (f) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation and the Company’s former franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its former franchisee and Excel. Over 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs have filed their notices of appeal of the Court’s decision. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company or its financial position.

In April 2002 the Company received an advance payment of $1.0 million from its insurance carrier in recognition of undisputed proceeds payable from its insurance policy covering business interruption and lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds were recorded as an offset to other operating expenses in the Consolidated Statements of Operations for the fiscal year ended April 30, 2002.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999 and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material impact upon the Company or its financial position.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’s restaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein. The parties have served written discovery on each other and notices to take the depositions of certain designated individuals. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company or its financial position.

As of date of this report, and with exception of the items noted above, management believes that there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flow.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

None.

b.    Reports on Form 8-K

The Company filed a report on Form 8-K dated May 24, 2002 reporting:

On May 21, 2002, the Company issued a press release announcing the appointment of Deloitte & Touche LLP as the Company’s independent public accountants, replacing Arthur Andersen LLP.

The Company filed a report on Form 8-K dated June 17, 2002 reporting:

On June 13, 2002, the Company issued a press release announcing a lawsuit filed against the Company by the former Chief Executive Officer of its Pat & Oscar’s division.

The Company filed a report on Form 8-K dated July 2, 2002 reporting:

On June 19, 2002 , the Company issued a press release announcing the date of its quarterly analyst call.

On June 27, 2002, the Company issued a press release announcing earnings for the fourth quarter and fiscal year.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE RESTAURANT CONCEPTS, INC.
Registrant

Date: August 28, 2002	/s/ CHARLES L. BOPPELL
Charles L. Boppell
President, Chief Executive Officer and Director

Date: August 28, 2002	/s/ A. KEITH WALL
A. Keith Wall
Vice President and Chief Financial
Officer (principal financial and accounting officer)

Date: August 28, 2002	/s/ MARY E. ARNOLD
Mary E. Arnold
Vice President and Controller

WORLDWIDE RESTAURANT CONCEPTS, INC.

FORM 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Worldwide Restaurant Concepts, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended July 21, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: August 28, 2002	/s/ CHARES L. BOPPELL
Charles L. Boppell
President and Chief Executive Officer

Date: August 28, 2002	/s/ A. KEITH WALL
A. Keith Wall
Vice President & Chief Financial Officer