Form 10-Q
period 2002-10-13
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2002-11-26
CIK 870760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 13, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-10711

WORLDWIDE RESTAURANT CONCEPTS, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	95-4307254 (I.R.S. Employer Identification No.)

15301 Ventura Blvd., Suite 300, Building B, Sherman Oaks, California 91403
(Address of Principal Executive Offices, including zip code)

(818) 662-9800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2002
Common Stock $0.01 Par Value	27,230,135 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	October 13, 2002	April 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$22,951	$25,943
Restricted cash	2,278	2,096
Receivables, net of an allowance of $850 at October 13, 2002 and $814 at April 30, 2002	2,662	2,101
Inventories	4,234	4,367
Deferred income tax asset	2,653	2,191
Prepaid expenses and other current assets	2,308	1,686

Total current assets	37,086	38,384

Property and equipment, net	62,061	61,334
Property held for sale, net	2,224	2,632
Long-term notes receivable (including $200 of related party receivables at October 13, 2002 and April 30, 2002), net of an allowance of $3 at October 13, 2002 and April 30, 2002	857	974
Deferred income tax asset	7,130	7,198
Goodwill, net	22,313	20,940
Intangible assets, net of accumulated amortization of $789 at October 13, 2002 and $734 at April 30, 2002	2,075	2,031
Other assets	1,708	1,866

Total assets	$135,454	$135,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	October 13, 2002	April 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,029	$5,971
Accounts payable	9,936	11,304
Other current liabilities	18,145	16,383
Income taxes payable	1,158	2,669

Total current liabilities	35,268	36,327

Long-term debt, net of current portion	20,333	23,369
Deferred gains and revenues	8,337	8,737
Pension liability	11,487	11,725

Total liabilities	75,425	80,158

Stockholders’ Equity:
Capital stock—
Preferred, authorized 1,000,000 shares, $5 par value; no shares issued	—	—
Common, authorized 50,000,000 shares, $0.01 par value; issued and outstanding 29,230,135 and 27,230,135 shares and 29,205,491 and 27,205,491 shares at October 13, 2002 and April 30, 2002, respectively	292	292
Additional paid-in capital	279,963	279,904
Accumulated deficit	(207,885)	(212,566)
Treasury stock, 2,000,000 shares at October 13, 2002 and 2,000,000 shares at April 30, 2002, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(8,206)	(8,294)

Total stockholders’ equity	60,029	55,201

Total liabilities and stockholders’ equity	$135,454	$135,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWENTY-FOUR WEEKS ENDED OCT. 13, 2002 AND OCT. 14, 2001
(Unaudited)
(In thousands, except per share data)

	October 13, 2002	October 14, 2001
Revenues
Restaurant sales	$128,177	$117,298
Franchise revenues	3,949	3,917

Total revenues	132,126	121,215

Costs and Expenses
Cost of sales	43,348	39,842
Labor and related expenses	35,757	33,586
Other operating expenses	31,265	28,979
Depreciation and amortization	4,329	4,358
General and administrative expenses	10,834	10,777

Total operating costs	125,533	117,542

Operating income	6,593	3,673

Interest expense	1,621	1,671
Investment income	469	412
Other income	—	412

Income before provision for income taxes	5,441	2,826

Provision for income taxes	760	807

Net income	$4,681	$2,019

Basic and diluted earnings per share	$0.17	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE WEEKS ENDED OCT. 13, 2002 AND OCT. 14, 2001
(Unaudited)
(In thousands, except per share data)

	October 13, 2002	October 14, 2001
Revenues
Restaurant sales	$62,493	$58,025
Franchise revenues	1,944	1,918

Total revenues	64,437	59,943

Costs and Expenses
Cost of sales	21,089	19,756
Labor and related expenses	17,569	16,687
Other operating expenses	15,655	14,590
Depreciation and amortization	2,158	2,198
General and administrative expenses	5,370	5,300

Total operating costs	61,841	58,531

Operating income	2,596	1,412

Interest expense	803	803
Investment income	278	191

Income before provision for income taxes	2,071	800

Provision for income taxes	647	445

Net income	$1,424	$355

Basic and diluted earnings per share	$0.05	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-FOUR WEEKS ENDED OCT. 13, 2002 AND OCT. 14, 2001
(Unaudited)
(in thousands)

	October 13, 2002	October 14, 2001
OPERATING ACTIVITIES
Net income	$4,681	$2,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,329	4,358
Deferred income tax benefit	(201)	(329)
Provision for bad debts	115	—
Gain on sale of assets	(10)	(412)
Amortization of deferred revenue	(595)	(424)
Other	263	77
Changes in operating assets and liabilities:
Receivables	(554)	(292)
Inventories	152	87
Prepaid expenses and other assets	(551)	537
Accounts payable	(408)	997
Accrued liabilities	160	2,354
Income taxes payable	(1,544)	(320)

Net cash provided by operating activities	5,837	8,652

INVESTING ACTIVITIES
Additions to property and equipment	(5,043)	(5,146)
Proceeds from sale of property and equipment	448	1,047
(Increase) decrease in restricted cash	(182)	4,513
Acquisition of minority interest in subsidiary	(1,041)	—
Other, net	(95)	216

Net cash (used in) provided by investing activities	(5,913)	630

FINANCING ACTIVITIES
Issuance of long-term debt	111	3,000
Reduction of long-term debt	(3,244)	(2,785)
Repurchase of common stock	—	(946)
Exercise of stock options	65	—
Other, net	—	(13)

Net cash used in financing activities	(3,068)	(744)

Net (decrease) increase in cash and cash equivalents	(3,144)	8,538

Effect of foreign exchange on cash	152	(136)

Cash and cash equivalents at beginning of period	25,943	9,997

Cash and cash equivalents at end of period	$22,951	$18,399

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,191	$2,101
Income taxes	$2,516	$946

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. and its subsidiaries (“WRC” or the “Company”). The financial statements include the Company’s worldwide operation of the Sizzler® family steak house concept, including Company-owned outlets and activities related to the development and operation of Sizzler® franchises as well as the operations of KFC® franchises in Queensland, Australia and the operations of Pat & Oscar’sSM Company-owned outlets in the United States.

The information for the 24 weeks ended October 13, 2002 and October 14, 2001 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Security and Exchange Commission, although the Company believes that the disclosures included in these condensed financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

2.	Earnings Per Share:

The following table sets forth the computation of basic and diluted EPS:

	Twelve weeks ended		Twenty-four weeks ended
	October 13, 2002	October 14, 2001	October 13, 2002	October 14, 2001
	(In thousands, except EPS)
Numerator for basic and diluted EPS
Net income	$1,424	$355	$4,681	$2,019

Denominator for basic EPS—weighted average shares of common stock outstanding	27,230	27,218	27,230	27,256
Effect of dilutive stock options	478	14	612	67

Denominator for diluted EPS—adjusted weighted average shares outstanding	27,708	27,232	27,842	27,323

Basic and diluted earnings per share	$0.05	$0.01	$0.17	$0.07

Antidilutive options not included in computation of diluted EPS	2,553	4,217	2,553	4,164

3.	Comprehensive Income:

Comprehensive income for the quarters ended October 13, 2002 and October 14, 2001, are as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 13, 2002	October 14, 2001	October 13, 2002	October 14, 2001
Net income	$1,424	$355	$4,681	$2,019
Foreign currency translation adjustments	(64)	252	21	255
Adoption of SFAS 133: Cumulative effect of change in accounting principle, net of tax	—	—	—	(242)
Change in fair value of derivative instrument, net of tax	35	(13)	29	61
Amortization of pension liability	23	—	38	—

Total comprehensive income	$1,418	$594	$4,769	$2,093

4.	Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or from royalties paid by its franchisees. The Company’s reportable segments are based on geographic area and brand identity. Sizzler USA consists of all United States and Latin America Sizzler® restaurants and franchise operations. Pat & Oscar’s consists of 15 Pat & Oscar’sSM restaurants in Southern California and Arizona. Sizzler International consists of all Australian Company and Pacific Rim area franchise operated Sizzler® restaurants. KFC consists of all KFC® franchise restaurants in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, taxes, and corporate overhead.

	Twelve weeks ended		Twenty four weeks ended
	October 13 2002,	October 14, 2001	October 13, 2002	October 14, 2001
Revenues (in thousands):
Sizzler—USA	$23,493	$24,095	$48,836	$49,937
Pat & Oscar’s	9,932	8,513	20,720	17,304
Sizzler—International	9,256	8,049	18,256	15,633
KFC	21,756	19,286	44,314	38,341

Total revenues	$64,437	$59,943	$132,126	$121,215

Earnings before interest and taxes (in thousands):
Sizzler—USA	$1,800	$1,492	$4,426	$3,929
Pat & Oscar’s	435	31	1,512	543
Sizzler—International	310	232	447	251
KFC	2,135	1,801	4,425	3,542
Corporate and other	(2,084)	(2,144)	(4,217)	(4,180)

Total earnings before interest and taxes	$2,596	$1,412	$6,593	$4,085

Reconciliation to net income (in thousands):
Earnings before interest and taxes	$2,596	$1,412	$6,593	$4,085
Interest expense	(803)	(803)	(1,621)	(1,671)
Investment income, net	278	191	469	412

Income before income taxes	2,071	800	5,441	2,826
Income taxes	(647)	(445)	(760)	(807)

Net income	$1,424	$355	$4,681	$2,019

5.	Goodwill and Intangible Assets:

Effective May 1, 2001, the Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets (“SFAS 142”).” On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during the second quarter of fiscal 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class (in thousands):

	October 13, 2002	April 30, 2002
Franchise rights	$2,274	$2,198
Accumulated amortization	(711)	(672)
Trademarks	409	381
Accumulated amortization	(78)	(62)
Other intangibles:	181	186
Accumulated amortization	—	—

Total intangibles	2,864	2,765
Total accumulated amortization	(789)	(734)

Net intangibles	$2,075	$2,031

Amortization expense related to intangible assets was $28,000 for the quarter ended October 13, 2002. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

The changes in the carrying amount of goodwill for the twenty-four weeks ended October 13, 2002, are as follows (in thousands):

	Sizzler USA	Pat & Oscar’s	Sizzler International	Total
Balance as of April 30, 2002	$1,449	$19,217	$274	$20,940
Goodwill acquired during the year	—	1,373	—	1,373
Impairment losses	—	—	—	—

Balance as of October 13, 2002	$1,449	$20,590	$274	$22,313

6.	Interest Rate Swaps and Hedges:

The loan agreement entered into by the Company’s international division requires that at least 66.0 percent of the outstanding principal balance be hedged to mitigate interest rate risk on the variable rate debt. In accordance with this requirement, the Company is party to an interest rate swap contract and an interest rate cap contract, which covers in excess of the required 66.0 percent of the remaining principal balance. The Company has designated these derivatives as cash flow hedges and recorded the fair value in the financial statements. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists. The fair value of the derivatives will be reduced to zero at the expiration of the contracts that correspond with the repayment of the loan by the Company’s international division, which is due in August of 2003.

7.	Commitments and Contingencies:

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation and the Company’s former franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its former franchisee and Excel. Over 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs have appealed the decision of the trial court and have filed their appellate briefs. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company or its financial position.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material impact upon the Company or its financial position.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a seven year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’s restaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein. The parties have responded to written discovery served on each other and the Company has commenced taking depositions of relevant persons, including the former owners of the Pat & Oscar’s division. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company or its financial position.

As of the date of this report, and with exception of the items noted above, management believes there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s financial position, results of operations or cash flow.

8.	New Accounting Standards:

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial statements.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 146.

9.	Pat & Oscar’s Put and Call Option:

The Company has a call option to acquire the 12.8 percent minority interest in Pat & Oscar’s. The option is based in part, on a multiple of Pat & Oscar’s earnings less indebtedness. On October 9, 2002, the Company exercised the call option for the remaining 12.8 percent for approximately $1.4 million. Mr. Sarkisian, the former owner has disputed the $1.4 million amount and it is expected the payment and tender of the remaining 12.8 percent interest may be delayed pending resolution of the litigation initiated by Mr. Sarkisian. (See Note 7 – Commitments and Contingencies.)

10.	Pat & Oscar’s Earn-Out:

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration of up to $8.1 million if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 are achieved. The Company estimates that approximately $0.5 million to $1.0 million in net earn-out payments will be due in fiscal year 2003.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE
TWELVE WEEKS ENDED OCTOBER 13, 2002 VERSUS OCTOBER 14, 2001

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended October 13, 2002 were $64.4 million compared to $59.9 million for the quarter ended October 14, 2001, an increase of $4.5 million or 7.5 percent. The increase is primarily due to having three additional Pat & Oscar’s stores open and significant same store sales increases from KFC and Sizzler Australia. Revenues from our international division were also helped by a 6.3 percent increase in the average Australian exchange rate that represents approximately $1.8 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due, in part, to domestic economic uncertainty and declining consumer confidence.

The following table shows the change in Company-operated same store sales from the prior year calculated in local currencies:

	FY 2002				FY 2003
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2
SIZZLER
Sizzler USA	-3.2%	-0.7%	1.1%	0.1%	0.6%	-1.1%
Sizzler International	-2.0%	7.9%	14.8%	13.2%	11.4%	9.4%
KFC	1.3%	3.7%	7.0%	5.2%	8.6%	5.9%
PAT & OSCAR’S	-0.9%	-1.5%	1.7%	0.3%	-1.2%	-4.0%

Consolidated operating expenses for the quarter ended October 13, 2002 were $61.8 million compared to $58.5 million for the quarter ended October 14, 2001, an increase of $3.3 million or 5.7 percent. The increase is primarily due to a 6.3 percent increase in the average Australian exchange rate that represents $1.7 million in costs. The remaining increase is primarily due to the addition of three new Pat & Oscar’sSM restaurants, increased sales volumes from the Company’s international operations and higher labor costs associated with a minimum wage increase in Australia.

Interest expense was $0.8 million in the current quarter compared to $0.8 million in the same period of the prior year. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”), financings from GE Capital and the Company’s supplemental executive retirement plan covering 11 former employees. Investment income was $0.3 million in the current quarter compared to $0.2 million in the same period of the prior year.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $0.6 million in the current quarter compared to $0.4 million in the same period of the prior year, an increase of $0.2 million. The increase is due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company plans to review the amount of the valuation allowance which has been established to reduce the value of its net operating loss carryforwards to an amount which the Company believes is more likely than not to be realized.

U.S. SIZZLER OPERATIONS

Total revenues for the quarter ended October 13, 2002 were $23.5 million compared to $24.1 million for the quarter ended October 14, 2001, a decrease of $0.6 million or 2.5 percent. Restaurant sales for the current quarter were $22.0 million compared to $22.6 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned stores to 65 from 67 last year and a decrease in same store sales of 1.1 percent due in part, to an uncertain U.S. economic environment. Since the second quarter of last year, the Company closed two stores due to unprofitable operations. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company’s strategic objectives.

Franchise revenue was $1.5 million in both the current year’s quarter and prior year’s quarter. Franchise revenues were produced by 182 franchised Sizzler® restaurants, including 13 in Latin America, in the current quarter compared to 185 franchised Sizzler® restaurants, including 13 in Latin America, in the same period of the prior year.

Prime costs were $14.0 million in the current quarter compared to $14.5 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 64.1 percent of sales compared to 64.2 percent in the same period of the prior year. This decrease in the prime cost percentage is due to tight labor controls slightly offset by higher food costs associated with the promotions featured during the quarter.

Other operating expenses amounted to $5.8 million for the current quarter compared to $5.8 million for the same period of the prior year.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, mid-scale casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is testing various new entrees, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

During the current fiscal year the Company has completed exterior upgrades at eight Company restaurant locations and noted increases in same store sales as compared to the rest of the stores in those markets. The Company plans to complete 12 additional exterior remodels in fiscal year 2003 at a cost of approximately $45,000 per remodel.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s generated $9.9 million in revenues for the quarter ended October 13, 2002 compared to $8.5 million in the same period of the prior year, an increase of $1.4 million or 16.7 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 15 at the end of the current quarter compared to 12 in the prior year. The increase in revenues was partially offset by a decrease of 4.0 percent in same store sales as a result of an uncertain U.S. economy.

Prime costs were $5.7 million in the current quarter compared to $5.1 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 57.6 percent of sales compared to 59.5 percent in the same period of the prior year. This improvement is due to food cost savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as chicken, pork ribs and cheese. The Company is also maintaining tight labor controls. Total prime costs increased due to having three additional restaurants.

Other operating expenses amounted to $2.5 million for the current quarter compared to $2.2 million for the same period in the prior year, an increase of $0.3 million or 13.8 percent primarily due to new restaurant openings.

The Company expects to open five to six new locations during fiscal year 2003 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended October 13, 2002 were $9.3 million compared to $8.0 million for the quarter ended October 14, 2001, an increase of $1.3 million or 15.0 percent. This increase was primarily driven by a 9.4 percent increase in same store sales as a result of increased customer counts and a higher average guest check which was due to a price increase and successful marketing promotions. This revenue increase also includes a 6.3 percent increase in the average Australian dollar exchange rate. Restaurant sales for the current quarter were $8.8 million compared to $7.6 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and 30 during the same period of the prior year. The Company closed one restaurant in the current quarter due to unprofitable operations. Franchise revenue was $0.4 million in both the current quarter and the same period in the prior year. Franchise revenues were produced by three joint venture restaurants and 43 international franchised Sizzler® locations compared to three joint venture restaurants and 56 international franchised locations in the same period of the prior year.

During the quarter the Company terminated its franchise agreement with its franchisee in Indonesia due to poor operations. This ends the Company’s presence in Indonesia where there are currently no plans to re-enter this market due to instability in that country. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $5.9 million in the current quarter compared to $5.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 67.4 percent of sales compared to 68.2 percent in the same period of the prior year. The prime cost as a percent of sales decreased due to lower labor and food costs attributed to tight controls and a price increase that passed on minimum wage and commodity price increases.

Other operating expenses amounted to $2.1 million for the current quarter compared to $1.9 million for the same period of the prior year, an increase of $0.2 million or 13.5 percent primarily due to a higher average Australian exchange rate.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. The Company completed two remodels year-to-date and plans to complete a total of five remodels during fiscal 2003.

KFC OPERATIONS

Revenues for the quarter ended October 13, 2002 were $21.8 million compared to $19.3 million for the quarter ended October 14, 2001, an increase of $2.5 million or 12.8 percent. This increase is due to a 5.9 percent increase in same store sales and the strengthening of the average Australian exchange rate by 6.3 percent compared to the same period in the prior year. The same store sales increase was driven by promotions featuring various family value offerings and kids meal premiums. Sales for the current quarter reflect 109 restaurants operating during the current quarter compared to 107 restaurants in the same period of the prior year. During the quarter the Company opened two new stores in Queensland, Australia.

Prime costs were $12.9 million in the current quarter compared to $11.7 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.4 percent of sales compared to 60.6 percent for the same period of the prior year due to a lower labor and food cost percent attributed to tight labor controls and a price increase that passed on minimum wage and commodity price increases.

Other operating expenses amounted to $5.2 million for the current quarter compared to $4.7 million for the same period of the prior year, an increase of $0.5 million or 11.7 percent. The increase was primarily due to a higher average Australian exchange rate this year and higher costs associated with operating two additional restaurants in the current quarter compared to the same period in the prior year.

Management is continuing its facilities upgrade program and has completed two scrape and rebuilds during the current fiscal year that include “face-to-face” drive-through windows. The Company also plans to complete one more scrape and rebuild during the remainder of fiscal year 2003.

RESULTS OF OPERATIONS FOR THE
TWENTY-FOUR WEEKS ENDED OCTOBER 13, 2002 VERSUS OCTOBER 14, 2001

CONSOLIDATED OPERATIONS

Consolidated revenues for the twenty-four weeks ended October 13, 2002 were $132.1 million compared to $121.2 million for the twenty-four weeks ended October 14, 2001, an increase of $10.9 million or 9.0 percent. The increase is primarily due to having three additional Pat & Oscar’s stores open and significant same store sales increases from KFC and Sizzler Australia. Revenues from the international division were also helped by a 7.1 percent increase in the average Australian exchange rate that represents approximately $4.1 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due to domestic economic uncertainty and declining consumer confidence.

Consolidated operating expenses for the twenty-four weeks were $125.5 million compared to $117.5 million in the same period of the prior year, an increase of $8.0 million or 6.8 percent. The increase is primarily due to a 7.1 percent increase in the average Australian exchange rate that represents $3.9 million in costs. The remaining increase is primarily due to the addition of three new Pat & Oscar’sSM restaurants, increased sales volumes from Company’s international operations and higher labor costs for international operations associated with a minimum wage increase.

Interest expense was $1.6 million for the twenty-four weeks ended October 13, 2002 compared to $1.7 million in the same period of the prior year, a decrease of $0.1 million or 3.0 percent due to lower debt balances and lower interest rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”), financings from GE Capital and the Company’s supplemental executive retirement plan covering 11 former employees. Investment income was $0.5 million compared to $0.4 million in the same period of the prior year, an increase of $0.1 million or 13.9 percent due to higher cash balances.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $0.8 million in the first twenty-four weeks of fiscal 2003 compared to $0.8 million in the same period of the prior year. During the first quarter of fiscal 2003, the Company reduced its valuation allowance by $0.5 million which has been established to reduce the value of its net operating loss carryforwards to an amount which the Company believes is more likely than not to be realized. The Company will continue to monitor the realizability of the deferred tax asset.

U.S. SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 13, 2002 were $48.8 million compared to $49.9 million for the twenty-four weeks ended October 14, 2001, a decrease of $1.1 million or 2.2 percent. Restaurant sales for the current twenty-four weeks were $45.7 million compared to $46.8 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned stores to 65 compared to 67 last year and a decrease in same store sales of 0.2 percent due to an uncertain U.S. economic environment. Since the second quarter of last year, the Company closed two stores due to unprofitable operations. From time to time, the Company may sell Company-operated restaurants to its franchisees or acquire restaurants from its franchisees in accordance with the Company’s strategic objectives.

Franchise revenue was $3.1 million for the first twenty-four weeks of fiscal 2003 and fiscal 2002. Franchise revenues were produced by 182 franchised Sizzler® restaurants, including 13 in Latin America, in the current period compared to 185 franchised Sizzler® restaurants, including 13 in Latin America, in the same period of the prior year.

Prime costs were $29.1 million for the twenty-four weeks ended October 13, 2002 compared to $29.9 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 63.7 percent of sales compared to 64.1 percent in the same period of the prior year. This decrease in the prime cost percentage is due to tight labor controls slightly offset by higher food costs associated with the promotions featured during the current twenty-four weeks.

Other operating expenses amounted to $11.5 million for the current year compared to $11.9 million for the same period of the prior year. This decrease is primarily due to having two fewer restaurants.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, mid-scale casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is testing various new entrees, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

During the current fiscal year the company has completed exterior upgrades for eight Company restaurant locations and noted increases in same store sales as compared to the rest of the stores in those markets. The Company plans to complete an additional 12 exterior remodels in fiscal year 2003 at a cost of approximately $45,000 per remodel.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s generated $20.7 million in revenues for the twenty-four weeks ended October 13, 2002 compared to $17.3 million in the same period of the prior year, an increase of $3.4 million or 19.7 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 15 at the end of the current period compared to 12 in the prior year. The increase in revenues was partially offset by a decrease in same store sales of 2.6 percent as a result of an uncertain U.S. economy.

Prime costs were $11.8 million compared to $10.1 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 57.0 percent of sales compared to 58.2 percent in the same period of the prior year. This improvement is due to food cost savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as chicken, pork ribs and cheese. The Company is also maintaining tight labor controls. Total prime costs increased due to having three additional restaurants.

Other operating expenses amounted to $5.0 million for the current period compared to $4.2 million for the same period in the prior year, an increase of $0.8 million or 19.9 percent primarily due to new restaurant openings.

The Company expects to open five to six new locations during fiscal year 2003 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 13, 2002 were $18.2 million compared to $15.6 million for the twenty-four weeks ended October 14, 2001, an increase of $2.6 million or 17.1 percent. This increase was primarily driven by a 10.4 percent increase in same store sales as a result of increased customer counts and a higher average guest check which was due to a price increase and successful marketing promotions. This revenue increase also includes a 7.1 percent increase in the average Australian dollar exchange rate. Restaurant sales for the current year were $17.4 million compared to $14.9 million in the same period of the prior year, produced by 29 restaurants operating during the current year and 30 during the same period of the prior year. Franchise revenue was $0.8 million in the current year compared to $0.7 million in the same period of the prior year, an increase of $0.1 million or 10.0 percent primarily due to a 7.1 percent increase in the average Australian exchange rate.

Franchise revenues were produced by three joint venture restaurants and 43 international franchised Sizzler® locations compared to three joint venture restaurants and 56 international franchised locations in the same period of the prior year. Since the second quarter of last year, the Company terminated its franchisee that had six locations in Indonesia. Seven additional franchise locations closed. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $11.8 million for the twenty-four weeks ended October 13, 2002 compared to $10.2 million in the same period of the prior year. Prime costs, which include food paper and labor decreased to 67.8 percent of sales compared to 68.6 percent in the same period of the prior year. The prime cost percent decreased due to a lower labor and food cost percent attributed to tight labor controls and a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $4.3 million for the current fiscal year compared to $3.7 million for the same period of the prior year, an increase of $0.6 million or 15.5 percent primarily due to a higher average Australian exchange rate.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. The Company completed two remodels year-to-date and plans to complete a total of five remodels during fiscal 2003.

KFC OPERATIONS

Revenues for the twenty-four weeks ended October 13, 2002 were $44.3 million compared to $38.3 million for the twenty-four weeks ended October 14, 2001, an increase of $6.0 million or 15.6 percent. This increase is primarily due to a 7.3 percent increase in same store sales and the strengthening of the average Australian exchange rate by 7.1 percent compared to the same period in the prior year. The same store sales increase was driven by promotions featuring various family value offerings and kids meal premiums. Sales for the current year reflect 109 restaurants operating during the current period compared to 107 restaurants in the same period of the prior year.

Prime costs were $26.3 million in the current year compared to $23.2 million in the same period of the prior year. Prime costs, which include food paper and labor, decreased to 59.5 percent of sales compared to 60.4 percent for the same period of the prior year due to a lower labor and food cost percent attributed to tight labor controls and a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $10.6 million for the current fiscal year compared to $9.2 million for the same period of the prior year, an increase of $1.4 million or 14.7 percent. The increase was primarily due to a higher average Australian exchange rate this year and higher costs associated with operating two additional restaurants in the current period compared to the same period in the prior year.

Management is continuing its facilities upgrade program and during the current fiscal year has completed two scrape and rebuilds that include “face-to-face” drive-through windows. The Company also plans to complete one more scrape and rebuild during the remainder of fiscal year 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2002, remain appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $5.8 million for the first twenty-four weeks of fiscal year 2003 compared to $8.7 million for the same period of the prior year. The decrease of 32.5 percent is due to fluctuations in the Company’s operating account balances, partly offset by an increase in operating profit.

The Company’s working capital at October 13, 2002 was $1.8 million including cash, cash equivalents and restricted cash totaling $25.2 million of which $14.1 million was in the Company’s International division. At April 30, 2002 the Company had working capital of $2.1 million. This decrease is primarily due to investment in Pat & Oscar’s and funds expended for international remodeling and new restaurant initiatives, partially offset by net cash provided by operating activities. The current ratio was 1.1 at October 13, 2002 and at April 30, 2002.

Total Assets / Capital Expenditures

At October 13, 2002 total assets were $135.5 million compared to $135.4 million at April 30, 2002, an increase of $0.1 million. Property and equipment, excluding property held for sale, represented approximately 45.8 percent of total assets at October 13, 2002 and 45.3 percent at April 30, 2002.

Capital expenditures were $5.0 million for the twenty-four weeks ended October 13, 2002 and $5.1 million for the same period last year. The current year’s capital expenditures were primarily used for development of new Pat & Oscar’s restaurants, opening two new KFC restaurants and remodels and improvements of existing restaurants.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system. The Company expects to remodel three Australian Sizzler® restaurants at a cost of approximately $60,000 each, tear down and rebuild one existing KFC® restaurant at a cost of approximately $500,000 and build two new KFC® restaurants at a cost of approximately $280,000 each. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s division through new restaurants. Presently, the Company contemplates adding five to six more Pat & Oscar’sSM locations by the end of fiscal 2003 at a cost of approximately $1.2 million per location, net of landlord contributions. The Company presently plans to complete exterior remodels for an additional 12 domestic Sizzler® restaurants at a cost of approximately $45,000 each and add one new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million.

Debt

The Company’s debt includes a credit facility with Westpac that is collateralized by the Australian division’s assets, undertakings and intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at October 13, 2002) plus a 2.3 percent margin. The agreement is subject to certain financial covenants and restrictions such as fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and others which management believes are customary for a loan of this type. At the end of the quarter, the Company’s unpaid principal balance on the Westpac facility was $13.4 million. The Company has elected to extend the term of the loan with Westpac for 6 months from August 2003 to February 2004. The Company may elect to extend the term of the loan for an additional 12 months at Westpac’s discretion. If the loan is not extended than the Company will be required to pay off the note in February 2004. The Company expects it will elect to extend the note an additional six months to August 2004 and that such an extension will be granted by Westpac.

In addition, the Company has a $10.0 million, seven year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s cash, real estate and personal property in the U.S. are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At the end of the quarter, the Company’s unpaid principal balance was approximately $9.5 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cashflow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loans carry variable interest rates that have ranged from 5.8 percent to 6.5 percent over the past 12 months. The unpaid principal and interest related to these notes was $1.1 million. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.8 percent to 6.5 percent over the past 12 months.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of its current debt service requirements, capital expenditure requirements and working capital needs. The Company is presently pursuing additional sources of capital for expansion of its Pat & Oscar’s.

The Company is in compliance with all debt covenants and restrictions.

Pat & Oscar’s Put and Call Option

The Company has a call option to acquire the 12.8 percent minority interest in Pat & Oscar’s. The option is based in part, on a multiple of Pat & Oscar’s earnings less indebtedness. On October 9, 2002 the Company exercised the call option for the remaining 12.8 percent for approximately $1.4 million. Mr. Sarkisian, the former owner has disputed the $1.4 million amount and it is expected the payment and tender of the remaining 12.8 percent interest may be delayed pending resolution of the litigation initiated by Mr. Sarkisian. (See Note 7 – Commitments and Contingencies.)

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration of up to $8.1 million if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 are achieved. The Company estimates that approximately $0.5 million to $1.0 million in net earn-out payments will be due in fiscal year 2003.

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial statements.

In June 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 146.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK DISCLOSURES

The Company is exposed to the following market risks: interest rate risk, foreign currency rate risk and commodity price risk.

Interest rate risk

The Company’s primary financial instrument subject to market risk is a bank loan with Westpac, with an outstanding principal balance at October 13, 2002 of $13.4 million or $24.5 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company’s international division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (4.9 percent at October 13, 2002), plus a margin of 2.3 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At October 13, 2002 the interest rate cap covered approximately 39.6 percent of the loan principal outstanding and expires August 29, 2003.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.5 percent (excluding margin). At October 13, 2002 the interest rate swap contract covered approximately 39.6 percent of the loan principal outstanding and expires August 29, 2003.

The Company also has revolving credit facilities with variable interest as a result of the acquisition of Pat & Oscar’s. The interest rate ranged from 5.8 to 6.5 percent during the last 12 months. As of October 13, 2002, the Company had a $1.3 million balance comprised of unpaid principal and interest.

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

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat and poultry used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase futures contracts for trading purposes. The Company is unable to predict the possible impact of changes in commodity prices. However, in the past the Company has been able to address these changes by passing these costs along to its customers because such changes have generally impacted all restaurant companies. The Company anticipates passing along increased poultry costs that may be incurred by its international operations in the event current drought conditions in Australia persist.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant factors which could significantly affect internal controls subsequent to the date of Company carried out its evaluation.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements may include, but are not limited to, statements regarding (a) the continuing repositioning program to enhance the Sizzler® concept in the U.S.; (b) the plan to complete the remodel of the exteriors of a total of 20 U.S. Sizzler® locations; (c) the continued repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the opening of five to six new Pat & Oscar’s locations in fiscal year 2003; (e) the plan to remodel the interiors of three Sizzler® locations in Australia; (f) the continuation of the KFC® facilities upgrade program at one additional location; (g) that there will be no material adverse impact on the Company or its financial position from any of the legal contingencies reported herein; (h) the potential payment of between $0.5 Million and $1.0 Million for the Pat & Oscar’s earnout and approximately $1.4 Million for the John Sarkisian call option; and (i) that the cash flow from operations will be sufficient to meet debt service and working capital requirements.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept and increasing sales and improving customer service; (b) that there will be sufficient cash or capital to fund the U.S. Sizzler® external remodel program, open five to six new Pat & Oscar’s locations, continue the repositioning of the Australian Sizzler® concept, continue to upgrade KFC® locations, pay the estimated Pat & Oscar’s earnout and pay the John Sarkisian call option; (c) the ability of Pat & Oscar’s to acquire a sufficient number of sites to open five to six new restaurants; (d) the successful resolution of the legal contingencies reported herein; (e) the Company’s ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; and (f) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation and the Company’s former franchisee, E&B Management Company and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against its former franchisee and Excel. Over 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. The Company and plaintiffs have appealed the decision of the trial court and have filed their appellate briefs. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company or its financial position.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a seven year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the Company or its financial position.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’s restaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein. The parties have responded to written discovery served on each other and the Company has commenced taking depositions of relevant persons, including the former owners of the Pat & Oscar’s division. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company or its financial position.

As of the date of this report, and with exception of the items noted above, management believes there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s financial position, results of operations or cash flow.

ITEM	4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	On August 28, 2002 Worldwide Restaurant Concepts, Inc. held its annual meeting of stockholders.

b.	The following directors were elected as members of the Board at the Meeting:

	Term Expires	For	Withheld
Charles L. Boppell	2005	25,703,357	301,191
Phillip D. Matthews	2005	25,705,565	298,983
Robert A. Muh	2005	25,538,865	465,683
The following directors’ terms of office continued after the meeting
	Term Expires
Barry E. Krantz	2003
Kevin W. Perkins	2003
James A. Collins	2004
Charles F. Smith	2004

c.	Proposal to appoint Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending on April 30, 2003.

For	Against	Withheld
25,717,316	41,479	45,753

ITEM	6: EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

None.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K dated August 29, 2002 reporting:

On August 13, 2002, the Company issued a press release announcing the date of its quarterly analyst call.

On August 22, 2002, the Company issued a press release announcing the first quarter of fiscal year 2003 results.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc. Registrant

Date: November 26, 2002	/s/ Charles L. Boppell
Charles L. Boppell President, Chief Executive Officer and Director

Date: November 26, 2002	/s/ A. Keith Wall
Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: November 26, 2002	/s/ Mary E. Arnold
Mary E. Arnold Vice President and Controller

WORLDWIDE RESTAURANT CONCEPTS, INC.
Form 10-Q

SECTION 302 CERTIFICATION

I, Charles L. Boppell, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worldwide Restaurant Concepts, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrnt’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002	/s/ Charles L. Boppell
Charles L. Boppell President and Chief Executive Officer

WORLDWIDE RESTAURANT CONCEPTS, INC.
Form 10-Q

SECTION 302 CERTIFICATION

I, A. Keith Wall, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Worldwide Restaurant Concepts, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002	/s/ A. Keith Wall
A. Keith Wall Vice President and Chief Financial Officer

WORLDWIDE RESTAURANT CONCEPTS, INC.
Form 10-Q

SECTION 906 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Worldwide Restaurant Concepts, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended October 13, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: November 26, 2002	/s/ Charles L. Boppell
Charles L. Boppell President and Chief Executive Officer

Date: November 26, 2002	/s/ A. Keith Wall
A. Keith Wall Vice President and Chief Financial Officer