Form 10-Q
period 2003-02-02
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2003-03-19
CIK 870760

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2003

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2003

Common Stock $0.01 Par Value

27,232,469 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 2, 2003	April 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$19,942	$25,943
Restricted cash	2,969	2,096
Receivables, net of an allowance of $793 at February 2, 2003 and $814 at April 30, 2002	2,433	2,101
Inventories	4,445	4,367
Deferred income tax asset	2,653	2,191
Prepaid expenses and other current assets	2,450	1,686

Total current assets	34,892	38,384

Property and equipment, net	65,789	61,334
Property held for sale, net	2,357	2,632
Long-term notes receivable (including $200 of related party receivables at February 2, 2003 and April 30, 2002)	846	974
Deferred income tax asset	7,234	7,198
Goodwill, net	23,636	20,940
Intangible assets, net of accumulated amortization of $741 at February 2, 2003 and $602 at April 30, 2002	2,149	2,031
Other assets	1,162	1,866

Total assets	$138,065	$135,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	February 2, 2003	April 30, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,415	$5,971
Accounts payable	8,791	11,304
Other current liabilities	20,754	16,383
Income taxes payable	1,892	2,669

Total current liabilities	37,852	36,327

Long-term debt, net of current portion	18,757	23,369
Deferred gains and revenues	9,416	8,737
Pension liability	11,346	11,725

Total liabilities	77,371	80,158

Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000,000 shares, $5 par value; no shares issued	—	—
Common, authorized 50,000,000 shares, $0.01 par value; issued and outstanding 29,232,469 and 27,232,469 shares and 29,205,491 and 27,205,491 shares at February 2, 2003 and April 30, 2002, respectively	292	292
Additional paid-in capital	279,986	279,904
Accumulated deficit	(207,049)	(212,566)
Treasury stock, 2,000,000 shares at February 2, 2003 and at April 30, 2002, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(8,400)	(8,294)

Total stockholders’ equity	60,694	55,201

Total liabilities and stockholders’ equity	$138,065	$135,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FORTY WEEKS ENDED FEB. 2, 2003 AND FEB. 3, 2002
(Unaudited)
(In thousands, except per share data)

	February 2, 2003	February 3, 2002

Revenues
Restaurant sales	$215,703	$197,205
Franchise revenues	6,331	6,403

Total revenues	222,034	203,608

Costs and Expenses
Cost of sales	73,152	67,271
Labor and related expenses	60,244	56,292
Other operating expenses (asset write downs of $355 in 2003 and $0 in 2002)	53,219	48,945
Depreciation and amortization	7,509	7,268
General and administrative expenses	18,240	18,275

Total operating costs	212,364	198,051

Operating income	9,670	5,557

Interest expense	2,584	2,799
Investment income	612	639
Other income	—	412

Income before provision for income taxes	7,698	3,809

Provision for income taxes	2,181	1,417

Net income	$5,517	$2,392

Basic and diluted earnings per share	$0.20	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIXTEEN WEEKS ENDED FEB. 2, 2003 AND FEB. 3, 2002
(Unaudited)
(In thousands, except per share data)

	February 2, 2003	February 3, 2002

Revenues
Restaurant sales	$87,526	$79,907
Franchise revenues	2,382	2,486

Total revenues	89,908	82,393

Costs and Expenses
Cost of sales	29,804	27,429
Labor and related expenses	24,487	22,706
Other operating expenses (asset write downs of $255 in 2003 and $0 in 2002)	21,954	19,966
Depreciation and amortization	3,180	2,910
General and administrative expenses	7,406	7,498

Total operating costs	86,831	80,509

Operating income	3,077	1,884

Interest expense	963	1,128
Investment income	143	227

Income before provision for income taxes	2,257	983

Provision for income taxes	1,421	610

Net income	$836	$373

Basic and diluted earnings per share	$0.03	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FORTY WEEKS ENDED FEB. 2, 2003 AND FEB. 3, 2002
(Unaudited)
(in thousands)

	Feb. 2, 2003	Feb. 3, 2002

OPERATING ACTIVITIES
Net income	$5,517	$2,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,509	7,268
Deferred income tax (provision) benefit	(40)	999
Provision for bad debts	85	40
Gain on sale of assets	(282)	(412)
Amortization of deferred revenue	(1,000)	(878)
Asset write downs	355	—
Other	(31)	732
Changes in operating assets and liabilities:
Receivables	(257)	167
Inventories	97	41
Prepaid expenses and other assets	(52)	1,151
Accounts payable	(1,985)	823
Accrued liabilities	1,153	2,231
Income taxes payable	(949)	(624)

Net cash provided by operating activities	10,120	13,930

INVESTING ACTIVITIES
Additions to property and equipment	(11,328)	(8,024)
Proceeds from sale of property and equipment	2,018	2,529
(Increase) decrease in restricted cash	(873)	4,513
Acquisition of minority interest in subsidiary	(1,041)	—
Other, net	(722)	(272)

Net cash used in investing activities	(11,946)	(1,254)

FINANCING ACTIVITIES
Issuance of long-term debt	457	5,000
Reduction of long-term debt	(5,718)	(4,777)
Repurchase of treasury stock	—	(901)
Exercise of stock options	89	—
Other, net	—	(58)

Net cash used in financing activities	(5,172)	(736)

Effect of foreign exchange on cash	997	(236)

Net (decrease) increase in cash and cash equivalents	(6,001)	11,704

Cash and cash equivalents at beginning of period	25,943	9,997

Cash and cash equivalents at end of period	$19,942	$21,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
FOR THE FORTY WEEKS ENDED FEB. 2, 2003 AND FEB. 3, 2002
(Unaudited)
(in thousands)

	Feb. 2, 2003	Feb. 3, 2002

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,854	$2,200
Income taxes	3,157	946
Non-Cash Investing and Financing Transactions
Pat & Oscar’s Earn-Out	1,038	—
Pat & Oscar’s Call Option	1,416	—
Decrease in Value of Interest rate cap/swap derivatives	69	123

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the 40 weeks ended February 2, 2003 and February 3, 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year.  Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

2.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earning per share (“EPS”):

	Sixteen weeks ended		Forty weeks ended

(In thousands, except EPS)	February 2, 2003	February 3, 2002	February 2, 2003	February 3, 2002

Numerator for basic and diluted EPS
Net income	$836	$373	$5,517	$2,392

Denominator for basic EPS - weighted average shares of common stock outstanding	27,232	27,205	27,231	27,389
Effect of dilutive stock options	645	71	635	85

Denominator for diluted EPS - adjusted weighted average shares outstanding	27,877	27,276	27,866	27,474

Basic and diluted earnings per share	$0.03	$0.01	$0.20	$0.09

Antidilutive options not included in computation of diluted EPS	2,512	3,572	2,512	3,613

3.	Comprehensive Income:

Comprehensive income for the sixteen and forty weeks ended February 2, 2003 and February 3, 2002, are as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended

	February 2, 2003	February 3, 2002	February 2, 2003	February 3, 2002

Net income	$836	$373	$5,517	$2,392
Foreign currency translation adjustments	(264)	(194)	(243)	61
Adoption of SFAS 133: Cumulative effect of change in accounting principle, net of tax	—	—	—	(242)
Change in fair value of derivative instrument, net of tax	31	62	69	123
Amortization of pension liability	39	—	68	—

Total comprehensive income	$642	$241	$5,411	$2,334

4.	Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or from royalties and fees paid by its franchisees. The Company’s reportable segments are based on geographic area and brand identity.  Sizzler USA consists of all United States and Latin America Sizzler® restaurants and franchise operations.  Pat & Oscar’s consists of 17 Pat & Oscar’sSM restaurants in Southern California and Arizona.  Sizzler International consists of all Australian Company and Pacific Rim area franchise operated Sizzler® restaurants.  KFC consists of all KFC® franchise restaurants in Queensland, Australia. Corporate and other includes any items not included in the reportable segments listed above.  The effects of all intercompany transactions are eliminated when computing revenues, earnings before interest, income taxes, and corporate overhead.

	Sixteen weeks ended		Forty weeks ended

(in thousands)	February 2, 2003	February 3, 2002	February 2, 2003	February 3, 2002

Revenues:
Sizzler USA	$28,867	$30,271	$77,702	$80,208
Pat & Oscar’s	14,327	12,580	35,047	29,884
Sizzler International	13,540	12,234	31,796	27,867
KFC	33,174	27,308	77,489	65,649

Total revenues	$89,908	$82,393	$222,034	$203,608

Earnings before interest and income taxes:
Sizzler USA	$924	$1,235	$5,350	$5,164
Pat & Oscar’s	46	74	1,558	617
Sizzler International	718	696	1,165	947
KFC	3,204	2,795	7,629	6,337
Corporate and other	(1,815)	(2,916)	(6,032)	(7,096)

Total earnings before interest and income taxes	$3,077	$1,884	$9,670	$5,969

Reconciliation to net income:
Earnings before interest and taxes	$3,077	$1,884	$9,670	$5,969
Interest expense	(963)	(1,128)	(2,584)	(2,799)
Investment income, net	143	227	612	639

Income before income taxes	2,257	983	7,698	3,809
Income taxes	(1,421)	(610)	(2,181)	(1,417)

Net income	$836	$373	$5,517	$2,392

5.	Goodwill and Intangible Assets:

Effective May 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (“SFAS 142”).” On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units.  The Company completed its annual goodwill impairment test during the second quarter of fiscal 2003 and no impairment was recorded.  The following sets forth the intangible assets by major asset class (in thousands):

	February 2, 2003	April 30, 2002

Franchise rights	$2,271	$2,066
Accumulated amortization	(651)	(540)
Trademarks	434	381
Accumulated amortization	(90)	(62)
Other intangibles	185	186
Accumulated amortization	—	—

Total intangibles	2,890	2,633
Total accumulated amortization	(741)	(602)

Net intangibles	$2,149	$2,031

Amortization expense related to intangible assets was $41,000 for the quarter ended February 2, 2003. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $100,000 in each of the next five fiscal years.

The changes in the carrying amount of goodwill for the forty weeks ended February 2, 2003, are as follows (in thousands):

	Sizzler USA	Pat & Oscar’s	Sizzler International	Total

Balance as of April 30, 2002	$1,449	$19,217	$274	$20,940
Goodwill acquired during the year	—	2,696	—	2,696

Balance as of February 2, 2003	$1,449	$21,913	$274	$23,636

6.	Interest Rate Swaps and Hedges:

The loan agreement entered into by the Company’s international division requires that at least 66.0 percent of the outstanding principal balance be hedged to mitigate interest rate risk on the variable rate debt.  In accordance with this requirement, the Company is party to an interest rate swap contract and an interest rate cap contract, which covers in excess of the required 66.0 percent of the remaining principal balance.  The Company has designated these derivatives as cash flow hedges and recorded the fair value in the consolidated financial statements. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists.  The fair value of the derivatives will be reduced to zero upon expiration of the contracts in August 2003. On February 20, 2003 the loan agreement was modified and the requirement to hedge was removed. The Company is currently reviewing the extent to which it will utilize hedging subsequent to the expiration of the existing hedge contract in August 2003.

7.	Commitments and Contingencies:

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000.  The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants.  One of the Company’s former meat suppliers, Excel Corporation, and one of the Company’s former franchisees, E&B Management Company, and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against E&B Management Company and E&B Management Company’s principals and Excel.  Over 130 claims have been resolved and all but two cases have been settled.  On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs.  The Company and plaintiffs have appealed the decision of the trial court and have filed their appellate briefs.  The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company’s financial position or results of operations.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings.  Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee.  As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited.  However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material impact upon the Company’s financial position or results of operations.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a seven year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited.  Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’sdivision filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’srestaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein.  The parties have responded to written discovery served on each other and each party has commenced taking depositions of relevant persons. The Company believes the allegations in the lawsuit are without merit and does not expect the case to have a material impact upon the Company’s financial position or results of operations.

As of the date of this report, management believes there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s financial position or results of operations.

8.	New Accounting Standards:

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003 and the standard has had no effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.  Management is currently assessing the impact of this pronouncement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all interim or annual periods ending after

December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The Company is currently in the process of evaluating the impact of this statement on its financial position, results of operations or cash flows.

9.	Pat & Oscar’s Put and Call Option:

On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities in the condensed consolidated balance sheet. Mr. Sarkisian, the former owner, has disputed the $1.4 million amount and it is expected the payment and tender of the remaining 12.8 percent interest may be delayed pending resolution of the litigation initiated by Mr. Sarkisian. (See Note 7 - Commitments and Contingencies.)

10.	Pat & Oscar’s Earn-Out:

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 are achieved. The Company has accrued the earn-out of approximately $1.0 million during the third quarter of fiscal 2003, which is included within other current liabilities in the condensed consolidated balance sheet. The Company is not contractually obligated to pay the earn-out until after May 2003.  (See Note 7 - Commitments and Contingencies.)

11.	Sale and Leaseback Transaction:

During the third quarter, the Company completed a sale-leaseback transaction for one of its Sizzler USA restaurants. The Company received cash proceeds of approximately $1.6 million.  The lease agreement, which extends for ten years, requires annual lease payments of approximately $139,000 and is subject to contingent rentals based upon restaurant revenues exceeding defined thresholds.  In accordance with SFAS No. 28 “Accounting for Sales with Leasebacks,” the Company recognized a $0.3 million gain immediately into earnings and deferred a $0.9 million gain that will be recognized over the ten year life of the lease.  The $0.3 million represents the excess of the total gain over the present value of the future minimum lease payments.  The Company does not have a continuing involvement in the property sold other than the active use of the property in consideration for payment of rent.

12.	Foreign Currency Exchange

WRC has certain intercompany advances, totaling $6.4 million at February 2, 2003, to its Australian and New Zealand subsidiaries.  These advances are denominated in Australian and New Zealand dollars. During the third quarter, the Company has decided that these advances, previously accounted for as permanent investments, will be repatriated in August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $0.5 million of unrealized foreign currency exchange gains in the third quarter as a result of this change in classification from permanent to temporary. This gain is included within general and administrative expenses in the condensed consolidated statements of income.

13.	Australian Management Transaction

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares representing a 14.6 percent interest in Collins Food Group (“CFG”), the Company’s Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.59 at February 2, 2003), equaled the estimated fair value of the shares on the grant date. In addition, under the terms of the plan, for the one year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at fair market value on the date of the grant for achieving certain specified profitability targets.  These shares represent a 4.1 percent interest in CFG. On August 20, 2003, AMG may be granted further options representing 1.6 percent of the outstanding shares of CFG subject to the achievement of certain specified profitability targets. All of the options become exercisable for a period of one year commencing August 20, 2003.  All of the options become exercisable in the event of a change in control of CFG.

Separately, the AMG participants purchased Australian $0.9 million of the Company’s common stock at fair market value that at the time of purchase equaled 332,000 shares.  These shares are subject to resale restrictions until April 6, 2006.

In addition, AMG is entitled to exercise from August 21, 2003 to November 21, 2004, an option to purchase all of the Company’s shares of CFG.  The purchase price would be an amount established by the AMG (“Established Price Per Share”), which the Company has the right to either accept, or instead, exercise its own option to purchase all shares held by the AMG at the then Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® and KFC® operations in Australia before December 2004, the AMG is entitled to make a matching offer.  If the AMG does not elect to make a matching offer, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and/or KFC® operations to a third party.

In anticipation that the AMG group will exercise some or all of their options on or after August 20, 2003, the Company has initiated discussions with the AMG members to gain an understanding of their intentions.  Based on these discussions, the Company anticipates that after the options become exercisable, AMG will exercise the majority of their options and hold them for an undetermined period of time. If such options are in fact exercised, the Company would prospectively reflect minority interest of up to 20 percent of the net income from its CFG operations as a reduction of consolidated net income.

Alternatively, in the event AMG exercises its option to purchase all of the Company’s shares of CFG, such a transaction would result in a substantial increase in the Company’s cash balance and at least in the short term, a substantial decrease in its consolidated revenues and consolidated net income.  If the Company exercises its own option to purchase all shares held by AMG, it may have a detrimental impact on the Company’s ability to expand Pat & Oscar’s in the short-term.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIXTEEN WEEKS ENDED FEBRUARY 2, 2003 VERSUS FEBRUARY 3, 2002

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended February 2, 2003 were $89.9 million compared to $82.4 million for the quarter ended February 3, 2002, an increase of $7.5 million or 9.1 percent.  The increase is primarily due to having additional Pat & Oscar’s and KFC restaurants open and significant same store sales increases from KFC and Sizzler International. Revenues from our international division were also helped by a 10.0 percent increase in the average Australian exchange rate that represents approximately $4.2 million in revenues.  The revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due, in part, to a weaker domestic economy, harsh weather in the Northeast, troop movements out of San Diego and declining consumer confidence.

The following table shows the change in Company-operated same store sales from the prior year calculated in local currencies:

	FY 2002				FY 2003

	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2	QTR 3

SIZZLER
Sizzler USA	-3.2%	-0.7%	1.1%	0.1%	0.6%	-1.1%	-3.5%
Sizzler International	-2.0%	7.9%	14.8%	13.2%	11.4%	9.4%	3.4%
KFC	1.3%	3.7%	7.0%	5.2%	8.6%	5.9%	8.0%
PAT & OSCAR’S	-0.9%	-1.5%	1.7%	0.3%	-1.2%	-4.0%	-4.2%

Consolidated operating expenses for the quarter ended February 2, 2003 were $86.8 million compared to $80.5 million for the quarter ended February 3, 2002, an increase of $6.3 million or 7.9 percent.  The increase is primarily due to a 10.0 percent increase in the average Australian exchange rate that represents $3.8 million in costs.  The remaining increase is primarily due to the addition of three new Pat & Oscar’sSM restaurants and increased sales volumes from the Company’s international operations that was partially offset by a $0.7 million foreign currency exchange gain associated with intercompany receivables.

Interest expense was $1.0 million in the current quarter compared to $1.1 million in the same period of the prior year, a decrease of $0.1 million or 14.6 percent due to lower debt balances and lower interest rates.  Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”), financings from GE Capital and the Company’s supplemental executive retirement plan covering 11 former employees.  Investment income was $0.1 million in the current quarter compared to $0.2 million in the same period of the prior year, a decrease of $0.1 million or 37.0 percent, which was primarily due to lower interest rates and lower cash balances.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.4 million in the current quarter compared to $0.6 million in the same period of the prior year, an increase of $0.8 million. The increase is due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions and to recently enacted state legislation that delays the Company’s ability to utilize net operating losses in the state of California for two years.  During the first quarter of fiscal 2003, the Company reduced its valuation allowance by $0.5 million to reduce the value of its net operating loss carryforwards to an amount which the Company believes is more likely than not to be realized.  The Company will continue to monitor the realizability of the deferred tax asset.

U.S. SIZZLER OPERATIONS

Total revenues for the quarter ended February 2, 2003 were $28.9 million compared to $30.3 million for the quarter ended February 3, 2002, a decrease of $1.4 million or 4.6 percent.  Restaurant sales for the current quarter were $27.0 million compared to $28.3 million in the same period of the prior year. The restaurant sales decrease is due to a reduction of Company-owned stores to 65 from 66 last year and a decrease in same store sales of 3.5 percent, due in part, to a weaker economy, harsh weather in the Northeast and declining consumer confidence.  Since the third quarter of last year, the Company closed one store due to unprofitable operations. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties or acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.9 million in the current quarter compared to $2.0 million in the same period of the prior year, a decrease of $0.1 million or 5.0 percent. Franchise revenues were lower due to fewer average number of franchised restaurants operating during the current quarter compared to same period in the prior year.

Prime costs were $18.0 million in the current quarter compared to $18.7 million in the same period of the prior year.  Prime costs, which include food and labor, increased to 66.7 percent of sales compared to 66.0 percent in the same period of the prior year. This increase in the prime cost percentage is due to the impact of having less sales to cover fixed wages, higher health care and workers compensation costs and heavier discounts to offset declining sales.

Other operating expenses amounted to $7.6 million for the current quarter compared to $7.5 million for the same period of the prior year. This increase is primarily due to an asset impairment write down of $0.3 million that was partially offset by lower costs associated with having one less restaurant.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value.  As part of the enhancement, the Company is continuing to test and implement various new entrees, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

In addition, during the current fiscal year the Company has completed exterior upgrades at 18 Company-owned restaurant locations and noted sales increases. The Company plans to complete three additional exterior remodels in fiscal year 2003 at a cost of approximately $45,000 per remodel. During the third quarter, the Company signed an area development agreement with a new Sizzler® franchisee to open ten restaurants in Northern California over the next five years.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s generated $14.3 million in revenues for the quarter ended February 2, 2003 compared to $12.6 million in the same period of the prior year, an increase of $1.7 million or 13.9 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 17 at the end of the current quarter compared to 14 in the same period of the prior year. The increase in revenues was partially offset by a decrease of 4.2 percent in same store sales, due in part, to a weaker economy, troop deployment from various San Diego area military bases and continued deterioration in consumer confidence.

Prime costs were $8.5 million in the current quarter compared to $7.5 million in the same period of the prior year. Prime costs, which include food and labor, increased to 59.4 percent of sales compared to 59.3 percent in the same period of the prior year. The increase in prime cost percentage is due to higher labor costs associated with new restaurants opened during the third quarter that were partially offset by a decrease in the food cost percentage due to savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as chicken, pork ribs and cheese.  Prime costs as a percentage of sales also increased due to higher promotion and discounting to offset sales softness.

Other operating expenses amounted to $4.0 million for the current quarter compared to $3.3 million for the same period in the prior year, an increase of $0.7 million or 21.1 percent primarily due to new restaurant openings.

During the third quarter the Company opened two new restaurants: one in Los Angeles County, the Company’s first location in this market, and one in San Diego County . The Company expects to open four new restaurants during the remainder of fiscal year 2003 and six to eight restaurants during fiscal year 2004 and will continue to focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended February 2, 2003 were $13.5 million compared to $12.2 million for the quarter ended February 3, 2002, an increase of $1.3 million or 10.7 percent. This increase was driven by a 3.4 percent increase in same store sales and a 10.0 percent increase in the average Australian dollar exchange rate. Same store sales increased as a result of a higher average guest check which was due to price increases and successful marketing promotions. Restaurant sales for the current quarter were $13.0 million compared to $11.7 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and 30 during the same period of the prior year. The Company closed one restaurant in the current fiscal year due to unprofitable operations. Franchise revenue was $0.5 million in both the current quarter and the same period in the prior year. Franchise revenues were produced by two joint venture restaurants and 42 international franchised Sizzler® locations, compared to three joint venture restaurants and 53 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened two franchise locations, terminated its franchisee that had six locations in Indonesia and closed one joint venture and seven additional franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $8.4 million in the current quarter compared to $7.8 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 64.5 percent of sales compared to 66.0 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to higher labor productivity and increased sales based on a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $3.0 million for the current quarter compared to $2.7 million for the same period of the prior year, an increase of $0.3 million or 9.8 percent primarily due to a higher average Australian dollar exchange rate.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations.  The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. The Company has completed five remodels during fiscal year 2003.

KFC OPERATIONS

Revenues for the quarter ended February 2, 2003 were $33.2 million compared to $27.3 million for the quarter ended February 3, 2002, an increase of $5.9 million or 21.5 percent. This increase is due to an 8.0 percent increase in same store sales, an increased number of restaurants and a 10.0 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by promotions featuring various family value offerings.  Sales for the current quarter reflect 111 restaurants operating during the current quarter compared to 107 restaurants in the same period of the prior year.  During the quarter, the Company opened two new restaurants, one of which is a relocation in Queensland, Australia.

Prime costs were $19.4 million in the current quarter compared to $16.3 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.5 percent of sales compared to 59.5 percent for the same period of the prior year due to higher labor productivity and a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $7.8 million for the current quarter compared to $6.6 million for the same period of the prior year, an increase of $1.2 million or 17.2 percent.  The increase was primarily due to a higher average Australian dollar exchange rate and costs associated with operating four additional restaurants in the current quarter compared to the same period in the prior year.

Management is continuing its facilities upgrade program. The Company plans to commence one scrape and rebuild during the remainder of fiscal year 2003. The Company plans to open one KFC restaurant and remodel six restaurants in fiscal year 2004.

RESULTS OF OPERATIONS FOR THE FORTY WEEKS ENDED FEBRUARY 2, 2003 VERSUS FEBRUARY 3, 2002

CONSOLIDATED OPERATIONS

Consolidated revenues for the forty weeks ended February 2, 2003 were $222.0 million compared to $203.6 million for the forty weeks ended February 3, 2002, an increase of $18.4 million or 9.0 percent.  The increase is primarily due to having additional Pat & Oscar’s and KFC restaurants open and same store sales increases from KFC and Sizzler Australia. Revenues from the international division were also helped by an 8.3 percent increase in the average Australian dollar exchange rate that represents approximately $8.3 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due, in part, to a weaker domestic economy, harsh weather in the Northeast, and declining consumer confidence.

Consolidated operating expenses for the forty weeks ended February 2, 2003 were $212.4 million compared to $198.1 million in the same period of the prior year, an increase of $14.3 million or 7.2 percent.  The increase is primarily due to an 8.3 percent increase in the average Australian dollar exchange rate that represents $7.7 million in costs.  The remaining increase is primarily due to the addition of three new Pat & Oscar’sSM  restaurants,  the addition of four KFC’s and increased sales volumes from the Company’s international operations that was partially offset by a $0.7 million foreign currency exchange gain associated with intercompany receivables.

Interest expense was $2.6 million for the forty weeks ended February 2, 2003 compared to $2.8 million in the same period of the prior year, a decrease of $0.2 million or 7.7 percent due to lower debt balances and lower interest rates.  Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”), financings from GE Capital and the Company’s supplemental executive retirement plan covering 11 former employees.  Investment income was $0.6 million compared to $0.6 million in the same period of the prior year.  Other income of $0.4 million in the prior year is attributed to a gain on the sale of assets.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $2.2 million in the first forty weeks of fiscal 2003 compared to $1.4 million in the same period of the prior year. The increase is due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions and to recently enacted state legislation that delays the Company’s ability to utilize net operating losses in the state of California for two years.  During the first quarter of fiscal 2003, the Company reduced its valuation allowance by $0.5 million to reduce the value of its net operating loss carryforwards to an amount which the Company believes is more likely than not to be realized.  The Company will continue to monitor the realizability of the deferred tax asset.

U.S. SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 2, 2003 were $77.7 million compared to $80.2 million for the forty weeks ended February 3, 2002, a decrease of $2.5 million or 3.1 percent.  Restaurant sales for the current forty weeks were $72.7 million compared to $75.0 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned stores to 65 compared to 66 last year and a decrease in same store sales of 1.4 percent due to a weaker economy, harsh weather in the Northeast and declining consumer confidence. Since the third quarter of last year, the Company closed one store due to unprofitable operations.  From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties or acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $5.0 million for the first forty weeks of fiscal 2003 compared to $5.2 million during the same period of the prior year, a decrease of $0.2 million or 2.7 percent. Franchise revenues were lower due to fewer average number of franchised restaurants operating during the current year compared to same period in the prior year.

Prime costs were $47.1 million for the forty weeks ended February 2, 2003 compared to $48.6 million in the same period of the prior year.  Prime costs, which include food and labor, were flat at 64.8 percent of sales in the current year and for the same period of the prior year.

Other operating expenses amounted to $19.0 million for the current year compared to $19.6 million for the same period of the prior year. This decrease is primarily due to having one less restaurant.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value.  As part of the enhancement, the Company is continuing to test and implement various new entrees, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

During the current fiscal year, the Company has completed exterior upgrades for 18 Company-owned restaurant locations and noted increases in same store sales as compared to the rest of the stores in those markets. The Company plans to complete an additional three exterior remodels in fiscal year 2003 at a cost of approximately $45,000 per remodel.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s generated $35.0 million in revenues for the forty weeks ended February 2, 2003 compared to $29.9 million in the same period of the prior year, an increase of $5.1 million or 17.3 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 17 at the end of the current period compared to 14 in the prior year. The increase in revenues was partially offset by a decrease in same store sales of 3.2 percent, due in part to a weaker economy, and continued deterioration in consumer confidence.

Prime costs were $20.3 million compared to $17.5 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 58.0 percent of sales compared to 58.7 percent in the same period of the prior year. This improvement is due to food cost savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as chicken, pork ribs and cheese. These savings were partially offset by new unit openings and heavier promotions and discounting. Total prime costs increased due to having three additional restaurants.

Other operating expenses amounted to $9.1 million for the current period compared to $7.5 million for the same period in the prior year, an increase of $1.6 million or 20.4 percent primarily due to new restaurant openings.

During the current fiscal year, the Company opened one new location in San Diego County and one new location in Los Angeles County. The Company expects to open four new locations during the remainder of fiscal year 2003 and six to eight during fiscal year 2004 and will continue to focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 2, 2003 were $31.8 million compared to $27.9 million for the forty weeks ended February 3, 2002, an increase of $3.9 million or 14.1 percent. This increase was primarily driven by a 7.3 percent increase in same store sales and an 8.3 percent increase in the average Australian dollar exchange rate.  Same store sales increased as a result of increased customer counts and a higher average guest check which was due to price increases and successful marketing promotions. Restaurant sales for the current year were $30.5 million compared to $26.6 million in the same period of the prior year, produced by 29 restaurants operating during the current year and 30 during the same period of the prior year. Franchise revenue was $1.3 million in the current year compared to $1.2 million in the same period of the prior year, an increase of $0.1 million or 5.7 percent primarily due to a 8.3 percent increase in the average Australian exchange rate.  Franchise revenues were produced by two joint venture restaurants and 42 international franchised Sizzler® locations compared to three joint venture restaurants and 53 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened two franchise locations, terminated its franchisee that had six locations in Indonesia and closed one joint venture and seven additional franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $20.2 million for the forty weeks ended February 2, 2003 compared to $18.0 million in the same period of the prior year. Prime costs, which include food, paper and labor decreased to 66.4 percent of sales compared to 67.4 percent in the same period of the prior year. The prime cost percent decreased due to a lower labor and food cost percent attributed to strong labor controls and increased sales based on a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $7.3 million for the current fiscal year compared to $6.4 million for the same period of the prior year, an increase of $0.9 million or 13.0 percent primarily due to a higher average Australian exchange rate.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations.  The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. The Company completed five remodels year-to-date.

KFC OPERATIONS

Revenues for the forty weeks ended February 2, 2003 were $77.5 million compared to $65.6 million for the forty weeks ended February 3, 2002, an increase of $11.9 million or 18.0 percent. This increase is primarily due to a 7.6 percent increase in same store sales, an increased number of restaurants and the strengthening of the average Australian exchange rate by 8.3 percent compared to the same period in the prior year. The same store sales increase was driven by promotions featuring various family value offerings and kids meal premiums.  Sales reflect 111 restaurants operating during the current period compared to 107 restaurants in the same period of the prior year.

Prime costs were $45.8 million in the current year compared to $39.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 59.0 percent of sales compared to 60.1 percent for the same period of the prior year due to a lower labor and food cost percent attributed to tight labor controls and increased sales based on a price increase that passed on to customers minimum wage and commodity price increases.

Other operating expenses amounted to $18.4 million for the current fiscal year compared to $15.9 million for the same period of the prior year, an increase of $2.5 million or 15.6 percent.  The increase was primarily due to a higher average Australian exchange rate this year and costs associated with operating four additional restaurants in the current period compared to the same period in the prior year.

Management is continuing its facilities upgrade program and has completed two scrape and rebuilds during the current fiscal year that include “face-to-face” drive-through windows. The Company also plans to commence one more scrape and rebuild during the remainder of fiscal year 2003. The Company plans to open one KFC restaurant  and remodel six restaurants in fiscal year 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2002, remain appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $10.1 million for the first forty weeks of fiscal year 2003 compared to $13.9 million for the same period of the prior year. The decrease of 27.6 percent is due to fluctuations in the Company’s operating account balances, partly offset by an increase in operating profit.

The Company’s working capital deficit at February 2, 2003 was $3.0 million including cash, cash equivalents and restricted cash totaling $22.9 million of which $11.6 million was held by the Company’s International division.  The Company expects to repatriate $6.4 million of this amount in August 2003.  At April 30, 2002 the Company had working capital of $2.1 million.  This decrease is primarily due to investment in additional KFC and Pat & Oscar’s restaurants, funds expended for remodel programs and repayments of debt, partially offset by cash provided by operating activities. The current ratio was 0.9 at February 2, 2003 and 1.1 at April 30, 2002.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs. The Company is also pursuing additional sources of capital for expansion of its Pat & Oscar’s.  Changes in our operating plans, changes in our expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration, prolonged military operations in and around Iraq or other events may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material effect on our business and results of operations.

Total Assets / Capital Expenditures

At February 2, 2003, total assets were $138.1 million compared to $135.4 million at April 30, 2002, an increase of $2.7 million.  Property and equipment, excluding property held for sale, represented approximately 47.6 percent of total assets at February 2, 2003 and 45.3 percent at April 30, 2002.

Capital expenditures were $11.3 million for the forty weeks ended February 2, 2003 and $8.0 million for the same period last year. The current year’s capital expenditures were primarily used for opening and development of new Pat & Oscar’s restaurants, opening four new KFC restaurants and remodels and improvements of existing restaurants.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the development of the franchise system.  The Company expects to remodel one Australian Sizzler® restaurant at a cost of approximately $90,000, commence tear down and rebuilding of one existing KFC® restaurant in the remainder of 2003 and open one KFC® restaurant in 2004 at a cost of approximately $530,000 each. In addition, the Company will tear-down and rebuild four KFC® restaurants at cost of approximately $360,000 each, remodel two KFC® restaurants at a cost of approximately $330,000 each and remodel six Australian Sizzler® restaurants at a cost of approximately $90,000 each in fiscal 2004.  The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’sdivision through new restaurants.  Presently, the Company contemplates adding four more Pat & Oscar’sSM locations by the end of fiscal 2003 and six to eight during fiscal year 2004 at a cost of approximately $1.2 to $1.4 million per location, net of landlord contributions. The Company presently plans to complete exterior remodels for an additional three domestic Sizzler® restaurants in fiscal year 2003 and 20 in fiscal year 2004 at a cost of approximately $45,000 each and is developing one new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million.

The Company estimates that capital expenditures in fiscal 2004 will be approximately $19.6 million and will fund this requirement with cash flow from operations and additional borrowing or leasing.

Debt

The Company’s debt includes a credit facility with Westpac that is collateralized by the principal operating assets of the Company’s international division, undertakings and intellectual property, unlimited cross-guarantees and certain negative pledge agreements.  The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at February 2, 2003) plus a 2.3 percent margin.  The agreement is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type.  At the end of the quarter, the Company’s unpaid principal balance on the Westpac facility was  U.S. $12.3 million. The Company has elected to extend the term of the loan with Westpac for 12 months from August 2003 to August 2004. The Company may elect to extend the term of the loan for an additional six months at Westpac’s discretion. If the loan is not extended then the Company will be required to pay off the note in August 2004.

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

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cash flow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loans carry variable interest rates that have ranged from 5.3 percent to 5.8 percent over the past 12 months. The unpaid principal and interest related to these notes was $0.9 million.  There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007.  The loan interest rate varied from 5.3 percent to 5.8 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of February 2, 2003.

Pat & Oscar’s Put and Call Option

On October 9, 2002, the Company exercised the call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities in the condensed consolidated balance sheet. Mr. Sarkisian, the former owner has disputed the $1.4 million amount and it is expected the payment and tender of the remaining 12.8 percent interest may be delayed pending resolution of the litigation initiated by Mr. Sarkisian (See Note 7 - Commitments and Contingencies of the Condensed Consolidated Financial Statements.)

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 are achieved. The Company has accrued the earn-out of approximately $1.0 million during the third quarter of fiscal 2003, which is included within other current liabilities in the condensed consolidated balance sheet. The Company is not contractually obligated to pay the earn-out until after May 2003 (See Note 7 - Commitments and Contingencies of the Condensed Consolidated Financial Statements.)

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares representing a 14.6 percent interest in Collins Food Group (“CFG”), the Company’s Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.59 at February 2, 2003), equaled the estimated fair value of the shares on the grant date. In addition, under the terms of the plan, for the one year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at fair market value on the date of the grant for achieving certain specified profitability targets. These shares represent a 4.1 percent interest in CFG. On August 20, 2003, AMG may be granted further options representing 1.6 percent of the outstanding shares of CFG subject to the achievement of certain specified profitability targets. All of the options become exercisable for a period of one year commencing August 20, 2003.  All of the options become exercisable in the event of a change in control of CFG.

Separately, the AMG participants purchased Australian $0.9 million of the Company’s common stock at fair market value that at the time of purchase equaled 332,000 shares.  These shares are subject to resale restrictions until April 6, 2006.

In addition, AMG is entitled to exercise from August 21, 2003 to November 21, 2004, an option to purchase all of the Company’s shares of CFG.  The purchase price would be an amount established by the AMG (“Established Price Per Share”), which the Company has the right to either accept, or instead, exercise its own option to purchase all shares held by the AMG at the then Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® and KFC® operations in Australia before December 2004, the AMG is entitled to make a matching offer.  If the AMG does not elect to make a matching offer, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and/or KFC® operations to a third party.

In anticipation that the AMG group will exercise some or all of their options on or after August 20, 2003, the Company has initiated discussions with the AMG members to gain an understanding of their intentions.  Based on these discussions, the Company anticipates that after the options become exercisable AMG will exercise the majority of their options and hold them for an undetermined period of time. If such options are in fact exercised, the Company would prospectively reflect minority interest of up to 20 percent of the net income from its CFG operations as a reduction of consolidated net income.

Alternatively, in the event AMG exercises its option to purchase all of the Company’s shares of CFG, such a transaction would result in a substantial increase in the Company’s cash balance and at least in the short term, a substantial decrease in its consolidated revenues and consolidated net income.  If the Company exercises its own option to purchase all shares held by AMG, it may have a detrimental impact on the Company’s ability to expand Pat & Oscar’s in the short-term.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003 and the standard has had no effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure  provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Management is currently assessing the impact of this pronouncement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The Company is currently in the process of evaluating the impact of this statement on its financial position, results of operations and cash flows.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK DISCLOSURES

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk.

Interest rate risk

The Company’s primary financial instrument subject to market risk is a bank loan with Westpac, with an outstanding principal balance at February 2, 2003 of U.S. $12.3 million or $20.9 million Australian dollars. The loan is payable in Australian dollars and is collateralized by the principal operating assets of the Company’s international division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (4.9 percent at February 2, 2003), plus a margin of 2.3 percent. The primary exposures relating to this financial instrument result from changes in the interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate.  At February 2, 2003 the interest rate cap covered approximately 43.2 percent of the loan principal outstanding and expires August 29, 2003.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.5 percent (excluding margin).  At February 2, 2003 the interest rate swap contract covered approximately 43.2 percent of the loan principal outstanding and expires August 29, 2003.

The Company also has revolving credit facilities with variable interest as a result of the acquisition of Pat & Oscar’s.  The interest rate ranged from 5.3 to 5.8 percent during the last 12 months. As of February 2, 2003, the Company had a $1.1 million balance comprised of unpaid principal and interest.

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

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat and poultry used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase futures contracts for trading purposes. The Company is unable to predict the possible impact of changes in commodity prices. However, in the past the Company has been able to address these changes by passing such costs along to its customers because such changes have generally impacted all restaurant companies.  The Company anticipates passing along increased poultry costs that may be incurred by its international operations in the event current drought conditions in Australia persist.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and in consultation with the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements are based upon information, expectations, estimates, and projections regarding the Company, the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will’, “plan”, “expect”, “remain”, “intend”, “estimate”, “approximate”,  variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding (a) the continuing repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the plan to complete the remodel of the exteriors of three additional U.S. Sizzler® locations in fiscal year 2003 and 20 remodels in fiscal year 2004; (c) the continued repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plans to open four new Pat & Oscar’s locations in fiscal year 2003 and between six and eight new Pat & Oscar’s locations in fiscal year 2004; (e) the plan to continue testing an interior remodel  program for Sizzler® locations in Australia and remodel six restaurants in fiscal year 2004 (f) the continuation of the KFC® facilities upgrade program at one additional location in 2003, planned opening of  one new location and KFC® facilities upgrade at six locations in fiscal year 2004 ; (g) that there will be no material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal contingencies reported herein; (h) the potential payment of approximately $1.0 Million for the Pat & Oscar’s earnout and approximately $1.4 Million for the John Sarkisian call option; and (i) that the cash flow from operations will be sufficient to meet debt service and working capital requirements ,and (j) estimates of the Company future capital expenditures.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein.  Such factors include but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual and increasing sales and improving customer service; (b) that there will be sufficient cash or capital to fund the U.S. Sizzler® external remodel program, open the forecasted number of new Pat & Oscar’s locations, continue the repositioning of the Australian Sizzler® concept, continue to upgrade KFC® locations,  pay the estimated Pat & Oscar’s earnout and exercise price of the John Sarkisian call option;  (c) the ability of Pat & Oscar’s to acquire a sufficient number of sites to open the forecasted number of new restaurants; (d) the successful resolution of the legal contingencies reported herein;  (e) the Company’s ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; and (f) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K.  Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting its business.

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000.  The plaintiffs seek monetary damages in amounts to be determined for sickness or death as a result of consuming allegedly contaminated food at the two restaurants.  One of the Company’s former meat suppliers, Excel Corporation, and one of the Company’s former franchisees, E&B Management Company, and E&B Management Company’s principals are named defendants in some of the cases. The Company has filed cross-claims against E&B Management Company and E&B Management Company’s principals and Excel.  Over 130 claims have been resolved and all but two cases have been settled.  On June 19, 2002, the Court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs.  The Company and plaintiffs have appealed the decision of the trial court and have filed their appellate briefs.  The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company’s financial position or result of operations.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings.  Reliance was the Company’s primary general liability and workers’ compensation carrier during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee.  As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited.  However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material impact upon the Company’s financial position or result of operations.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier for its international division for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a seven year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited.  Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact upon the

Company’s financial position or result of operations

John Sarkisian, former CEO of the Company’s Pat & Oscar’sdivision, filed a lawsuit against the Company and its President/CEO alleging wrongful termination and breach of contract, fraud and misrepresentation relating to the Company’s acquisition of the Pat & Oscar’srestaurant chain. The lawsuit seeks monetary damages, injunctive relief and rescission of the purchase agreement. The defendants have filed an Answer to the Complaint, denying all of the allegations therein.  The parties have responded to written discovery served on each other and each party has commenced taking depositions of relevant persons. The Company believes the allegations in the lawsuit are without merit and does not expect the case will have any material impact upon the Company’s financial position or result of operations.

As of the date of this report, management believes there are no legal proceedings pending, the adverse resolution of which may be expected to have a material adverse impact on either the Company’s financial position or results of operations.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

10.1	Australian Sale and Leaseback Agreement

99.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K dated November 20, 2002 reporting:

On November 5, 2002, the Company issued a press release announcing the date of its quarterly analyst call.

On November 15, 2002, the Company issued a press release announcing the second quarter of fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDWIDE RESTAURANT CONCEPTS, INC.
Registrant

Date: March 19, 2003	/s/ CHARLES L. BOPPELL

Charles L. Boppell President, Chief Executive Officer and Director

Date: March 19, 2003	/s/ A. KEITH WALL

A. Keith Wall
Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: March 19, 2003	/s/ MARY E. ARNOLD

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

Date: March 19, 2003	/s/ CHARLES L. BOPPELL

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

Date: March 19, 2003	/s/ A. KEITH Wall

A. Keith Wall
Vice President and Chief Financial Officer