Form 10-K
period 2003-04-30
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2003-07-17
CIK 870760

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2003

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

NONE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second quarter, October 11, 2002, as computed by reference to the closing sale price of such shares on the New York Stock Exchange on such date, was $54,460,270.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 2003, was 27,317,804.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Portions of the registrant’s proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

General

Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company”) are principally engaged in the operation, development and franchising of the Sizzler® concept, the operation and development of the Pat & Oscar’s® concept and the operation of KFC® franchises.

Restaurant Concepts

Sizzler® Restaurants

The Company operates and franchises 317 Sizzler® restaurants in the United States, Australia, Latin America, Asia and New Zealand. Sizzler® restaurants operate in the quick-casual dining market featuring a selection of grilled steak, chicken and seafood entrées, sandwiches and, specialty platters, as well as a fresh fruit and salad bar in a casual dining environment. Sizzler® restaurants provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrées and follows-up on guest service. This system combines the benefits of convenience with the experience of a full service restaurant. Sizzler® restaurants in Asia have moved to full table service where customers are served at the table and pay after their meal.

Sizzler® restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests. The restaurants are generally open for lunch and dinner seven days a week. During fiscal year 2003, lunch and dinner sales were approximately 41.0 percent and 59.0 percent, respectively, in the United States. In Australia, lunch and dinner sales were approximately 35.0 percent and 65.0 percent, respectively. The average restaurant check was approximately $9.47 in the United States and $8.82 in Australia ($14.25 Australian dollars).

In addition to operating Sizzler® restaurants, the Company franchises the Sizzler® concept. Individual franchise agreements for a Sizzler® restaurant generally provide for a term of 20 years. Payment of the initial franchise fee entitles the franchisee to assistance with planning and construction of the restaurant and initial management training. Additionally, franchisees pay royalties based on a percentage of gross sales. Multi-unit franchise development agreements may offer reduced initial franchise fees. Franchisees are required to contribute a percentage of gross sales to a national advertising fund and may contribute to regional cooperative advertising funds.

Operating segment information for fiscal years 2003, 2002 and 2001 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Pat & Oscar’s® Restaurants

On August 30, 2000, the Company completed the acquisition of 82.0 percent of the outstanding membership interests of FFPE, LLC, (“FFPE”) a newly organized entity that owns the assets used in the operation of Pat & Oscar’s® restaurants (formerly doing business under the name “Oscar’s). The terms of the acquisition included the Company’s payment of approximately $15.2 million in cash and issuance of warrants to purchase up to 1,250,000 shares of WRC common stock at $4.00 per share. The Company also agreed to pay an earn-out amount as of January 31, 2003, based on certain targets that were achieved. The Company calculated and accrued the earn-out of approximately $1.0 million during fiscal year 2003, which is included within other current liabilities in the consolidated balance sheet. Mr. Sarkisian, the former owner, has disputed the $1.0 million earn-out calculation and it is expected the payment of the earn-out may be delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

The terms of the acquisition also included put and call options for the purchase of the remaining 18.0 percent minority interest. On April 16, 2002, a notice of intent to exercise one of the put options was received from an immediate family member of Mr. Sarkisian who held a portion of the 18.0 percent minority interest. This resulted in the Company acquiring an additional 5.2 percent of the outstanding membership interests of FFPE, subject to that put, for approximately $1.0 million on June 28, 2002. On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities in the consolidated balance sheet. Mr. Sarkisian, the former owner, has disputed the $1.4 million and it is expected the payment and tender of the remaining 12.8 percent-interest may be delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements. The Company has accounted for the acquisition under the purchase method; accordingly the consolidated statements of income include the results of Pat & Oscar’s® since the acquisition date. To date, the acquisition has resulted in goodwill of approximately $21.9 million including the put, call and earn-out amounts.

Under the Pat & Oscar’s® concept, the Company operates 21 restaurants in Southern California and Arizona and features a selection of pizza, pasta, chicken, ribs and salad entrées as well as fresh home-made breadsticks served hot from the oven. Founded in 1991, Pat & Oscar’s® was a pioneer in the quick-casual restaurant market that offers great tasting, homemade food promptly served in a clean, relaxed and friendly atmosphere. This system combines the benefits of convenience with the experience of a full service restaurant.

Pat & Oscar’s® restaurants are typically free-standing buildings or end-cap sites located in regional malls, big box centers or strip malls that are 5,500 to 6,500 square feet including patios ranging from 500 to 2,000 square feet. Approximately 200 to 250 seats are available. Pat & Oscar’s® also offers catering, home-delivery and carry-out services, which represent approximately 48.0 percent of total revenues. During fiscal year 2003, lunch and dinner sales including catering and home-delivery were approximately 47.0 percent and 53.0 percent, respectively. The average transaction, including dine-in, take-out, delivery and catering was $7.26.

Operating segment information for fiscal years 2003, 2002 and 2001 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

KFC® Restaurants

The Company operates 109 KFC® restaurants in Queensland, and one KFC restaurant in New South Wales, Australia under franchise agreements with Yum! Brands, Inc. KFC® restaurants in Australia operate in the quick-service dining market and feature fried chicken, sandwiches and various side orders such as biscuits, fries, sodas and mashed potatoes. During fiscal year 2003, lunch and dinner sales were approximately 39.0 percent and 61.0 percent, respectively. The average check was approximately $5.75 ($9.30 in Australian dollars). KFC® restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet, providing seating for 20 to 65 guests. Approximately 68.0 percent of the restaurants offer drive-thru windows and approximately 21.0 percent are located in shopping mall food courts. At the end of fiscal year 2003, the Company operated 13 KFC® restaurants that offered “face-to-face” drive-thru windows where customers place their order with a restaurant staff member in person. The term of the Company’s franchise agreements vary from one to 16 years and require payment of royalties based on a percentage of sales. Agreements with remaining terms of less than 10 years have renewal options for terms varying from eight to 12 years. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the Franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal years 2003, 2002 and 2001 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11—Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Suppliers

The Company has entered into distribution arrangements with a number of suppliers of food and other products and services used by its restaurants. From time to time the Company makes advance purchases of selected commodity items to minimize cost fluctuations. Although wholesale commodity prices are subject to change due to various economic conditions, the Company has in the past been able to obtain sufficient supplies to carry on its businesses and believes that it will be able to do so in the future.

Trademarks and Service Marks

The Company owns certain domestic and international registered trademarks, trade names and service marks which are of material importance to its business. The Company owns Sizzler® and certain other registered trademarks, trade names and service marks that it licenses to its franchisees. The Company also owns the Pat & Oscar’s® trademark and has been granted a license to use certain trademarks, trade names and service marks, which relate to the operation of KFC® restaurants in Australia pursuant to the franchise agreements with the Franchisor. The Company has a first right of refusal to open Taco Bell® restaurants in Queensland, Australia subject to certain conditions in the event the Franchisor commences development of this market.

Research and Development

The Company continuously evaluates and updates its menus and restaurant concepts. The Company’s research and marketing staff, in conjunction with outside consultants and food suppliers, develop new products. Before being introduced, new menu items are tested and evaluated for guest satisfaction, quality and profitability.

The Company intends to continue its existing research programs to develop and test new food products. The costs associated with these activities are not expected to be material to the Company.

Seasonality

The Company’s operations are subject to seasonal fluctuation in sales with the summer months being slightly stronger followed by the spring months. The fall and winter seasons are weaker due to weather and other conditions; however Pat & Oscar’s® catering sales are typically higher during the winter holidays. The overall effect of seasonality is moderated to a limited extent because the Australian seasons are in reverse of the seasons in the United States.

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

Competition

The restaurant business is highly competitive and is impacted by changes in consumer eating preferences, demographic and socio-cultural patterns, and local and national economic conditions that may affect spending habits. The Company’s restaurants compete directly and indirectly with a large number of national and regional restaurant establishments, as well as with independently owned restaurants that offer moderately priced steak, chicken, salads and other menu items. The Company relies on innovative concept development, marketing techniques and promotions and competes with other restaurants in terms of perceived value, variety and quality of menu items, service and price. There are other companies engaged in restaurant operations and franchising programs similar to the Company’s that have greater financial resources and a higher volume of sales than the Company.

Environmental Matters

Federal and state environmental regulations have not had a material effect on the Company, but increasingly more stringent and unique requirements of various local government bodies with respect to zoning, land use and environmental factors sometimes impact construction of new restaurants or remodels of existing restaurants.

Employees

At April 30, 2003, the Company had approximately 3,500 employees in the United States and approximately 4,950 employees in Australia. The majority of the Company’s employees in Australia are covered by union contracts that are negotiated between the Company and national and state governments and applicable unions on behalf of all hourly restaurant employees. Labor relations with employees have traditionally been good. The majority of the Company’s employees work part-time and are paid on an hourly basis.

Government Regulation

Each of the Company’s domestic and international restaurants is subject to various federal, state, local and Australian laws where applicable, and regulations governing health, sanitation, environmental matters, safety, the sale of alcoholic beverages, wages, hiring and employment practices. The Company believes it has all material licenses and approvals required to operate its business, and that its operations are in material compliance with applicable laws and regulations.

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

Other

The Company is aware of industry concerns regarding the potential impact of possible further increases in the minimum wage, increases in utility costs, the marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods, compliance with existing or proposed health and safety legislation, changes in domestic and international economies, threats regarding potential terrorist activities and other similar contingencies. The Company is unable to predict the possible impact of such factors on its business. However, in the past, the Company has been able to address these changes in the business climate by passing certain associated costs along to its customers. These changes have typically impacted all restaurant companies.

Risks Associated With Foreign Operations

The Company operates Sizzler® restaurants in several Australian states and one in New Zealand, as well as KFC® restaurants in Queensland and one KFC® restaurant in New South Wales, Australia. The Company also licenses the right to operate Sizzler® restaurants to franchisees in a number of countries and U.S. territories. Possible risks associated with such operations include fluctuations in currency exchange rates, higher rates of inflation, changes in tax rates and tax structures and foreign political and economic conditions.

Company Website and Information

The Company’s website address is www.wrconcepts.com. The Company makes available, free of charge, through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These reports can be found under the “SEC Filings” section of the Company’s website. The information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

Whistle Blower Hotline

The Company has instituted the Whistle Blower hotline as mandated by the Sarbanes-Oxley Act of 2002. The toll-free phone number for the Whistler Blower hotline is 866-607-5884 and may also be found on the Company’s website at www.wrconcepts.com. All reports to the Whistle Blower hotline are transcribed and forwarded to the chairman of the audit committee for investigation.

Item 2: Properties

At April 30, 2003 the Company operated and franchised 448 locations in 17 states and 10 countries and territories (including the USA) as illustrated below:

	Owned	Franchised	Total
USA Sizzler® Restaurants
State
Arizona	—	6	6
California	49	98	147
Delaware	1	—	1
Florida	—	6	6
Hawaii	—	5	5
Idaho	—	5	5
Missouri	—	1	1
Montana	—	2	2
Nebraska	—	4	4
Nevada	3	2	5
New Jersey	4	2	6
New Mexico	—	2	2
New York	7	5	12
Oregon	—	11	11
Texas	—	1	1
Utah	—	12	12
Washington	—	5	5
Total USA	64	167	231

	Owned	Franchised	Total
Latin American Sizzler® Restaurants
Countries and Territories
Guatemala	—	5	5
Puerto Rico	—	8	8
Total Latin America	—	13	13

Total Sizzler®-USA & Latin America	64	180	244

	Owned	Franchised	Total
International Sizzler® Restaurants
Countries and Territories
Australia	28	—	28
Japan	—	15	15
Korea	—	4	4
New Zealand	1	—	1
Taiwan	—	2	2
Thailand	—	21	21
Singapore	—	2	2
Total International	29	44	73

Total Sizzler®	93	224	317

KFC® restaurants
Australia	110	—	110
Total KFC®	110	—	110

Pat & Oscar’s® restaurants
Arizona	1	—	1
California	20	—	20
Total Pat & Oscar’s®	21	—	21

Total all concepts	224	224	448

The Company operates substantially all of its restaurants subject to real property leases. The leases are generally for primary terms of 5 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2023. Six franchised restaurants are also located on property owned or leased by the Company. Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations.

In addition to the restaurant locations set forth above, the Company leases office space in Sherman Oaks, California that serves as its corporate headquarters. The Company also leases regional offices in San Diego, California and Queensland, Australia to support Pat & Oscar’s® and its international operations, respectively.

Item 3: Legal Proceedings

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases filed against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but one case has been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company’s financial position or results of operations; however, the outcome is uncertain.

In fiscal years 2003, 2002 and 2001, the Company received advance payments of $0.7 million, $1.0 million and $0.1 million, respectively, from its insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, in recognition of undisputed proceeds payable from its insurance policy covering business interruption and lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds are recorded as an offset to other operating expenses in the Consolidated Statements of Income.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier, during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material adverse impact on the Company’s financial position or results of operations.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s®. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On June 5, 2003, a California Superior Court judge in San Diego County, ruled in favor of the Company on all claims brought by Mr. Sarkisian. The Court has not yet entered final judgment. Mr. Sarkisian will have 60 days from service of the notice of entry of judgment in which to file a notice of appeal.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant as of June 30, 2003

The following are the Executive Officers of the Company as of June 30, 2003:

Charles L. Boppell	61	President and Chief Executive Officer of the Company since 1999. Director of the Company since April 1999. President and Chief Executive Officer of La Salsa Holding Company (1993-1999).

Kevin W. Perkins	51	Executive Vice President of the Company and President and Chief Executive Officer of the Company’s

		International Operations since 1997. Director of the Company (1994 to present). President and Chief Executive Officer of the Company (1994-1997).

Kenneth Cole	49	President and Chief Executive Officer of Sizzler USA, Inc. since May 2001. President and Chief Executive Officer of Blue Chalk Café (d/b/a Left at Albuquerque) (1999-2001). President and Chief Executive Officer of Damon’s International, Inc. (1988-1999).

Robert Holden	45	President and Chief Executive Officer of Pat & Oscar’s division since April 2002 and Chief Operating Officer of the Company since 2001, Vice President of Rio Bravo (1999-2001), Executive Vice President of Johnny Rockets Group, Inc. (1995-1999).

A. Keith Wall	50	Vice President and Chief Financial Officer of the Company since 2001. Vice President and Chief Financial Officer of Central Financial Acceptance Corporation (1998-2001). Vice President and Chief Financial Officer of Central Rents, Inc. (1996-1998).

Michael B. Green	57	Vice President, General Counsel and Secretary of the Company since 1999. Vice President, General Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company (1995-1997).

Kimberley Forster	37	Vice President of Strategic Planning of the Company since 1999. Director of Financial Analysis of Times Mirror Company (1996-1999).

Mary E. Arnold	44	Vice President and Controller of the Company since 2000. Controller of the Company (1999-2000). Vice President Finance of The Intergroup Corporation (1999). Vice President Finance and Controller of Koo Koo Roo, Inc. (1994-1998).

John Burns	61	Vice President of Purchasing of the Company since 2001. Vice President of Purchasing of Sizzler USA, Inc. since 1997. Vice President of Purchasing and Distribution of Family Restaurants, Inc. (1994-1997).

PART II

Item 5: Market For Registrant’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SZ.” As of June 30, 2003, the number of record holders of the Company’s common stock was 1,634. The high and low closing sales prices for a share of the Company’s common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

	2003		2002
	High	Low	High	Low
First Quarter	$3.080	$1.920	$1.550	$1.300
Second Quarter	2.670	1.750	1.500	0.950
Third Quarter	2.890	2.100	1.690	1.040
Fourth Quarter	2.610	2.350	2.390	1.300

Common Stock Dividends

The Company has not declared any cash dividends during the three most recent fiscal years and does not expect to pay any dividends in the foreseeable future. Future dividends, if any, will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

Stock Option Plans

The table below breaks out the stock option plans that were in effect as of April 30, 2003:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,422,000	$2.09	704,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,422,000	$2.09	704,000

Item 6: Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

For the Years Ended April 30,	2003	2002	2001	2000		1999
(In millions of dollars, except per share data and exchange rates)
System-wide sales (a)	598.0	583.0	575.0	568.8		532.7
Revenues	293.5	267.2	245.3	239.5		226.3
Net income	7.4	4.5	2.7	2.4	(b)	7.4
Basic earnings per share	0.27	0.16	0.10	0.08	(b)	0.26
Diluted earnings per share	0.26	0.16	0.10	0.08	(b)	0.26
Average Australian dollar exchange rate	0.5676	0.5171	0.5494	0.6409		0.6208
Total assets	149.6	135.4	122.6	115.9		114.7
Long-term debt	18.4	23.4	24.1	21.2		26.9
Total stockholders’ equity	60.4	55.2	54.5	50.6		52.7
Cash dividends declared per share	—	—	—	—		—

(a)	Includes gross revenues of all franchised locations as reported by franchisees and Company owned locations.
(b)	Includes a pre-tax charge of $12.1 million or $0.42 per share, of which $5.5 million was related to the sale and leaseback of certain properties in Australia and $6.6 million which was the final reorganization charge. In addition to these charges, the Company recorded an income tax benefit of $5.9 million or $0.20 per share.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Item 6: “Selected Financial Data,” the Consolidated Financial Statements, including the notes thereto, and other financial information appearing elsewhere herein.

The Company’s revenues are generated from four primary segments: (1) domestic Company-operated Sizzler® restaurant sales and franchise revenues (including franchise fees, royalties and rental income), (2) international Company-operated Sizzler® restaurant sales and franchise revenues, (3) revenues from international KFC® franchises operated by the Company and (4) domestic Company-operated Pat & Oscar’s® restaurant sales.

During fiscal year 2003, the Company opened six new Pat & Oscar’s® locations, including its first three in Los Angeles County, California and now operates Pat & Oscar’s® in five counties in Southern California and one Pat & Oscar’s® in Arizona. The Company plans to open six to eight additional restaurants in fiscal year 2004 and will focus its expansion in Southern California with an emphasis on areas outside of San Diego County. The Company continued its strategy of providing high quality food in a fast-casual setting served by employees who are trained in a culture that emphasizes cheerful service and the value of its employees and guests. The Company also implemented an equity plan for regional and restaurant management. See Note 16—Market and Operating Partnerships, to the Consolidated Financial Statements.

During fiscal year 2003, the Company began a program to update the exterior façade at its U.S. Sizzler® restaurants and by the end of the fiscal year had completed updates at 19 restaurant locations with three additional updates in process. During the year the Company also completed interior remodels at two Company-operated restaurants. The Company has also continued its franchise reinvestment program whereby its franchisees are implementing the décor and menu upgrades implemented by the Company. At the end of fiscal year 2003, approximately 10.0 percent of U.S. Sizzler® franchisee locations had completed full restaurant remodels that included an interior remodel and an updated exterior façade. During fiscal year 2003, the Company signed an area development agreement with a new Sizzler® franchisee to open ten restaurants in Northern California over the next five years. In addition, the Company decided to convert Company-owned restaurants located in the New York market to franchise locations. See Note 19—Restaurant Assets Held for Sale, to the Consolidated Financial Statements.

During fiscal year 2003, the Company’s international division implemented a Sizzler® remodel design that incorporates features from the U.S. Sizzler® remodels as well as local preferences. The Company completed four such remodels in fiscal year 2003.

During fiscal year 2003, the Company added four KFC® restaurants located in new shopping plazas. As of April 30, 2003, one KFC® freestanding restaurant was closed for a major remodel. The Company has also continued its facilities upgrade program for its KFC® locations and has completed two tear down and rebuilds that include “face-to-face” drive through window operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property and equipment

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level, typically the restaurant level for which there are identifiable cash flows independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Projected future operating cashflows are based on budgeted future operating results and forecast estimates. Considerable management judgment is necessary to estimate projected future operating cashflows. Accordingly, if actual results fall short of such estimates, significant future impairments could result.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized; estimated useful lives range from 10 to 40 years. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. Considerable management judgment is necessary to estimate fair market value. Accordingly, actual results could vary from such estimates.

Income taxes

At April 30, 2003, the book value of the Company’s deferred income tax assets, prior to considering any valuation allowance, was approximately $61.6 million, of which approximately $56.9 million was domestic. The principal component of the domestic deferred income tax assets was comprised of federal and state net operating loss carryforwards. The provisions of SFAS No. 109, “Accounting for Income Taxes,” require a valuation allowance when in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. The Company bases its determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. A charge or credit to income tax expense is made for any adjustments to the valuation allowance in the period in which these determinations are made. During the year ended April 30, 2003, the valuation allowance was reduced by approximately $5.8 million, which consisted of $3.7 million of utilization of net operating losses and a $2.1 million adjustment related to the Company’s estimate of the future realization of deferred income tax assets. At April 30, 2003, the Company’s valuation allowance against its domestic deferred income tax assets was approximately $49.2 million, which is net of these reductions.

The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

Supplemental Executive Retirement Plan

The Company terminated its supplemental executive retirement plan (“SERP”) but continues to remain obligated under the SERP for 11 former employees. The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The Company makes significant assumptions used in determining the net pension cost and benefit obligation. Significant assumptions used include discount rates and mortality estimates, which are determined with the assistance of an outside consulting firm. Although management believes that the amounts accrued for these benefit obligations are sufficient, any changes in these assumptions could have a material adverse effect on the Company’s financial results.

Market and Operating Partnerships

During fiscal year 2003, Pat & Oscar’s® began offering equity interests to its regional and restaurant management (each participant, an “Equity Partner”). This equity plan was established to promote a responsibility of ownership among its key managers and enhance the development, operation and performance of Pat & Oscar’s. Each Equity Partner, generally a regional market manager or a restaurant general manager, is allowed to purchase an ownership interest in a limited liability company that operates and owns or leases substantially all of the restaurant assets from Pat & Oscar’s®. The ownership interest purchased by the Equity Partner is based on fair market value and ranges from 2 percent to 8 percent of the partnership, which includes only the restaurants that the Equity Partner oversees. The Equity Partner is restricted from selling the ownership interest for an initial period of five years. At the end of the initial term the Equity Partner has the option to continue operating on a month-to-month basis, renew the agreement for another five years and purchase an additional 1 to 2 percent interest or sell their interest to Pat & Oscar’s at the then prevailing fair market value. Fair market value will be determined in accordance with reasonable and consistent valuation methods and procedures and will consider among other things such factors as the restaurant’s remaining lease life, historic profitability and continued profitability of the restaurant(s). The price paid by Pat & Oscar’s to repurchase the ownership interest, at the option of the Equity Partner, subject to the Company’s approval, may be made either in the form of a note, the Company’s common stock or 50 percent cash and 50 percent Company common stock.

There is no public market for these interests, therefore the fair value determinations are subjective and require the use of estimates for which significant judgments are required. Periodically, the Company may engage outside experts to assess the reasonableness of the methodology the Company uses to estimate fair value.

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2003 VS. FIFTY-TWO WEEKS ENDED APRIL 30, 2002

Consolidated revenues were $293.5 million in fiscal year 2003 compared to $267.2 million in fiscal year 2002, an increase of $26.3 million or 9.9 percent. The increase is primarily attributable to the opening of six new Pat & Oscar’s® and four new KFC® restaurants, and same store sales increases from KFC and Sizzler Australia. Revenues from the international division were also helped by a 9.8 percent increase in the average Australian dollar exchange rate that represents approximately $12.8 million in revenues. These revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due in part to a weaker domestic economy, harsh weather in the Northeast for part of the year and declining consumer confidence.

Consolidated operating expenses were $281.6 million in fiscal year 2003 compared to $259.3 million in fiscal year 2002, an increase of $22.3 million or 8.6 percent. The increase is primarily due to a 9.8 percent increase in the average Australian dollar exchange rate that represents $11.8 million in costs. The remaining increase is mostly due to the addition of six new Pat & Oscar’s®, four KFC® restaurants and increased sales volumes from the Company’s international operations that was partially offset by a $0.9 million foreign currency exchange gain associated with intercompany receivables.

Interest expense was $3.2 million in fiscal year 2003 compared to $3.6 million in fiscal year 2002, a decrease of $0.4 million or 11.2 percent primarily due to lower debt balances and lower interest rates partially offset by a higher Australian dollar exchange rate. Interest expense is primarily related to the Company’s debt with Westpac, financing from GE Capital and the Company’s SERP covering 11 former employees. Investment income was $0.6 million in fiscal year 2003 compared to $0.8 million in fiscal year 2002, a decrease of $0.2 million or 23.2 percent primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or (losses) that are attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of April 30, 2003, Pat & Oscar’s had entered into partnership agreements with three regional managers and contemplates entering into additional partnership agreements with certain general managers in fiscal year 2004. The partnership agreements were not executed until the fourth quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for fiscal year 2002 or 2001. See Note 16—Market and Operating Partnerships, to the Consolidated Financial Statements.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $2.0 million in fiscal year 2003 compared to $0.6 million in fiscal year 2002, an increase of $1.4 million. The increase is due to higher income from the Company’s international division, which does not benefit from net operating loss deductions, and to recently enacted legislation in California that delays the Company’s ability to utilize net operating losses in the state of California for two years. During fiscal year 2003, the Company reduced its deferred income tax asset valuation allowance by $2.1 million to recognize net operating loss carryforwards the Company believes are more likely than not to be realized. See Note 4—Income Taxes, to the Consolidated Financial Statements.

U.S. Sizzler Operations

Total revenues for fiscal year 2003 were $102.2 million compared to $105.7 million in fiscal year 2002. Restaurant sales were $95.6 million compared to $98.9 million in fiscal year 2002, a decrease of $3.3 million or 3.3 percent. On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 1.8 percent decrease in average sales per restaurant. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to prior year and lower same store sales due to a weaker economy, harsh weather in the Northeast for part of the year and declining consumer confidence. There were 64 Company-operated Sizzler® restaurants as of April 30, 2003 and 66 as of April 30, 2002. During fiscal year 2003, the Company closed two restaurants. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. See Note 19—Restaurant Assets Held for Sale, to the Consolidated Financial Statements. Franchise revenues were $6.6 million in fiscal year 2003 compared to $6.8 million in fiscal year 2002, a decrease of $0.2 million or 3.4 percent. The decrease in fiscal year 2003 is due to having fewer units on average over the course of the year. As of April 30, 2003, there were 180 Sizzler® franchise locations, including 13 in Latin America, compared to 182, including 13 in Latin America, as of April 30, 2002. During fiscal year 2003, four franchised locations were closed and two were opened.

Prime costs, which include food and labor, were $61.5 million in fiscal year 2003 compared to $63.2 million in fiscal year 2002, a decrease of $1.7 million. Prime costs were 64.2 percent of net restaurant sales in fiscal year 2003 and 63.9 percent of net restaurant sales in fiscal year 2002. The percentage increase was due to the impact of reduced sales to cover fixed wages, higher health care and workers’ compensation costs and heavier discounting offered to stimulate sales.

Other operating expenses were $25.5 million in fiscal year 2003 compared to $25.9 million in fiscal year 2002, a decrease of $0.4 million or 1.7 percent primarily due to having a lower number of restaurants throughout fiscal year 2003 compared to fiscal year 2002. In fiscal year 2003, the Company recorded asset impairment charges of $1.4 million relating to certain underperforming restaurants that was partially offset by $0.7 million of business interruption insurance proceeds related to an E.coli incident in July 2000. This is compared to an asset impairment charge of $1.3 million in fiscal year 2002 that was offset by $1.0 million of business interruption insurance proceeds also related to the same E.coli incident. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement menu redevelopment initiatives that include new grilled entrées and side-dishes and re-designed menu boards to be accompanied by new marketing programs. The Company is also implementing an exterior upgrade featuring a stone portico, awnings and additional lighting. The Company completed 19 exterior upgrades in fiscal year 2003. In addition, the Company is testing a new interior remodel featuring softer yellow and golden wood tone finishes, contemporary lighting and a more open floor plan and order area. Two restaurants in Northern California, which have been remodeled with this look, are being tested and the Company plans to add three additional restaurants to the test in fiscal year 2004. To provide a better focus on its east coast operations, the Company began to implement a plan to transition its 11 Company-owned New York area restaurants to existing or new franchisees and expects this plan to be completed within fiscal year 2004.

Pat & Oscar’s Operations

Total revenues for fiscal year 2003 were $47.0 million compared to $39.9 million in the same period of the prior year, an increase of $7.1 million or 18.0 percent. The increase in revenues is due to an increase in the number of restaurants to 21 at the end of the 2003 fiscal year compared to 15 in the 2002 fiscal year. On a comparative basis, Pat & Oscar’s® restaurants that have been open for more than 15 months experienced an 3.2 percent decrease in average sales per restaurant due in part to a weaker economy, aggressive filling in of the San Diego market, troop deployment out of San Diego and continued deterioration in consumer confidence.

Prime costs, which include food and labor, were $27.1 million compared to $23.5 million in the same period of the prior year, an increase of $3.6 million. Total prime costs increased due to the new restaurants opened during the fiscal year. Prime costs represent 57.7 percent of sales, compared to 58.9 percent of sales in the same period of the prior year. This improvement is due to significant food cost savings related to new vendor contracts where benefits of the Company’s purchasing leverage have resulted in lower prices for items such as chicken, pork ribs and cheese. This improvement was partially offset by higher labor costs associated with opening new restaurants and higher health care and worker’s compensation costs.

Other operating expenses amounted to $13.1 million compared to $9.9 million in the same period of the prior year, an increase of $3.2 million or 31.7 percent primarily due to new restaurant openings.

The Company expects to open six to eight new locations during fiscal year 2004 and will focus its expansion in Southern California with emphasis outside of San Diego County.

International Sizzler Operations

Revenues from Company-operated international Sizzler® restaurants were $40.1 million in fiscal year 2003 compared to $34.8 million in fiscal year 2002, an increase of $5.3 million or 15.4 percent. On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 6.8 percent increase in average sales per restaurant. This increase in same store sales was due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. This revenue increase also includes $3.6 million related to the increase in the Australian exchange rate. There were 29 Company-operated Sizzler® restaurants on April 30, 2003 compared to 30 restaurants on April 30, 2002. International franchise revenues were $1.7 million in fiscal year 2003 compared to $1.6 million in fiscal year 2002. As of April 30, 2003 and April 30, 2002, there were 42 international franchised restaurants and two joint venture restaurants in five countries, and 50 international franchise restaurants and three joint venture restaurants in six countries, respectively. During fiscal year 2003, the Company opened four franchise locations and one joint venture location, closed 12 franchised restaurants, including terminating its franchisee that had six locations in Indonesia, and closed two joint venture restaurants.

Prime costs were $26.5 million in fiscal year 2003 compared to $23.5 million in fiscal year 2002, an increase of $3.0 million. Prime costs, which include food, paper and labor, decreased to 66.1 percent of sales compared to 67.5 percent in the prior year. The prime cost percent decreased due to a lower labor cost associated with better controls and increased productivity. Food cost was also lower due to better controls. In addition, menu price increases implemented during the year passed on to customers minimum wage and commodity prices increases.

Other operating expenses amounted to $9.3 million in fiscal year 2003 compared to $7.7 million in fiscal year 2002, an increase of $1.6 million or 21.2 percent. The increase was primarily due to higher average Australian exchange rate in fiscal year 2003 and costs necessary to support the increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. The Company plans to complete remodels for six restaurants in fiscal year 2004.

KFC Operations

Revenues from the Company’s KFC® restaurants were $102.5 million in fiscal year 2003 compared to $85.2 million in fiscal year 2002, an increase of $17.3 million or 20.3 percent. This increase was primarily driven by higher restaurant sales, four new locations and also included $9.2 million related to the increase in the Australian dollar exchange rate. On a comparative basis, KFC® restaurants that have been open for more than 15 months experienced an 8.0 percent increase in average sales per restaurant driven by successful marketing programs featuring family value offerings and kids meal premiums and an increase in the average guest check due to a menu price increase and customer trade-ups to large value meals. As of April 30, 2003 and April 30, 2002, there were 110 and 107 KFC® restaurants, respectively.

Prime costs were $60.8 million in fiscal year 2003 compared to $51.2 million in fiscal year 2002, an increase of $9.6 million. Prime costs, which include food, paper and labor, decreased to 59.3 percent of sales compared to 60.1 percent for the same period of the prior year. The prime cost percent decreased due to a lower labor cost associated with better controls and increased productivity. Food cost was also lower due to better controls. In addition, price increases taken during the year passed on to customers minimum wage and commodity prices increases.

Other operating expenses amounted to $23.8 million in fiscal year 2003 compared to $20.0 million in fiscal year 2002, an increase of $3.8 million or 19.1 percent. The increase was primarily due to a higher average Australian exchange rate in fiscal year 2003, costs associated with operating four additional restaurants and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program based on positive results of “face-to-face” drive-thru operations. The Company plans to open one KFC® restaurant and complete six remodels in fiscal year 2004, five of which will be “face-to-face.”

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2002 VS. FIFTY-TWO WEEKS ENDED APRIL 30, 2001

Consolidated revenues were $267.2 million in fiscal year 2002 compared to $245.3 million in fiscal year 2001, an increase of $21.9 million or 8.9 percent. The increase was primarily attributable to the opening of four new Pat & Oscar’s® restaurants, and more weeks of operations, and same store sales increases from KFC and Sizzler Australia. These revenue increases were slightly offset by a decline in same store sales from the Company’s U.S. restaurants due to softness and uncertainty in the domestic economy. Further offsetting these revenues was a 5.9 percent decline in the Australian dollar exchange rate that represented approximately $7.6 million in revenues.

Domestic revenues increased $20.1 million or 16.0 percent in fiscal year 2002 to $145.6 million compared to $125.5 million in fiscal year 2001, primarily due to having Pat & Oscar’s for 52 weeks of operation in fiscal year 2002 compared to 35 weeks in the prior year and the opening of four new Pat & Oscar’s® restaurants in fiscal year 2002. International revenues increased $1.8 million or 1.5 percent primarily due to increased same store sales, higher check averages and increased customer traffic partially offset by a decrease in the Australian exchange rate.

Consolidated operating expenses were $259.3 million in fiscal year 2002 compared to $237.9 million in fiscal year 2001, an increase of $21.3 million or 9.0 percent. The increase was primarily due to the addition of four new Pat & Oscar’s® locations. The remaining increase was mostly due to an increase in sales volumes and higher labor costs partially offset by a 5.9 percent decrease in the Australian dollar exchange rate. Interest expense was $3.6 million in fiscal year 2002 compared to $3.8 million in fiscal year 2001, a decrease of $0.2 million or 5.3 percent primarily due to lower debt balances and lower interest rates. Interest expense was primarily related to the Company’s debt with Westpac, financing from GE Capital and the Company’s SERP covering 11 former employees. Investment income was $0.8 million in fiscal year 2002 compared to $1.6 million in fiscal year 2001, a decrease of $0.8 million or 47.4 percent primarily due to lower interest rates and lower average cash balances.

The provision for income tax was $0.6 million in fiscal year 2002 compared to $2.4 million in fiscal year 2001, a decrease of $1.8 million due to utilization of net operating loss carryforwards under SFAS No. 109 and to permanent differences that generated a tax benefit in the Company’s domestic and international operations. See Note 4—Income Taxes, to Consolidated Financial Statements.

U.S. Sizzler Operations

Total revenues for fiscal year 2002 were $105.7 million compared to $104.7 million in fiscal year 2001, an increase of $1.0 million or 0.9 percent. Restaurant sales were $98.9 million compared to $97.7 million in fiscal year 2001, an increase of $1.2 million or 1.2 percent. On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 0.6 percent decrease in average sales per restaurant. Although fewer restaurants were open at the end of fiscal year 2002, total restaurant sales increased due to a higher number of restaurants open during most of fiscal year 2002 when compared to fiscal year 2001. The increase was partially offset by lower same store sales. There were 66 Company-operated Sizzler® restaurants as of April 30, 2002 and 68 as of April 30, 2001. During fiscal year 2002, the Company closed one restaurant due to redevelopment and one due to unprofitable operations. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. Franchise revenues were $6.8 million in fiscal year 2002 compared to $7.0 million in fiscal year 2001, a decrease of $0.2 million or 2.9 percent. The decrease in fiscal year 2002 was due to having seven fewer units. As of April 30, 2002 there were 182 Sizzler® franchise locations, including 13 in Latin America compared to 189 as of April 30, 2001.

Prime costs, which include food and labor, were $63.2 million in fiscal year 2002 compared to $62.7 million in fiscal year 2001, an increase of $0.5 million. Prime costs were 63.9 percent of net restaurant sales in fiscal year 2002 and 64.2 percent in fiscal year 2001. The prime cost percentage decreased due to lower food costs associated with lower commodity prices and better cost controls offset by higher labor costs associated with minimum wage increases and higher workers’ compensation costs.

Other operating expenses were $25.9 million in fiscal year 2002 compared to $23.2 million in fiscal year 2001, an increase of $2.7 million or 11.5 percent primarily due to higher utilities and rent expense and to having a higher number of restaurants throughout fiscal year 2002 compared to 2001. In fiscal year 2002, the Company recorded asset impairment charges of $1.3 million relating to certain underperforming restaurants that was partially offset by $1.0 million of business interruption insurance proceeds related to an E.coli incident in July 2000. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

Pat & Oscar’s Operations

Total revenues for fiscal year 2002 were $39.9 million compared to $20.8 million in the same period of the prior year, an increase of $19.1 million or 91.8 percent. The acquisition of Pat & Oscar’s occurred during the second quarter of the prior year, therefore there were 52 weeks of operation in the fiscal year 2002 compared to 35 weeks in the prior year. In addition, there were 15 restaurants at the end of the fiscal year 2002 compared to 11 in the prior year. On a comparative basis, Pat & Oscar’s® restaurants that have been open for more than 15 months experienced a 0.1 percent increase in average sales per restaurant as a result of promotions featuring family value meals and other side dishes, which offset cannibalization of sales caused by certain new restaurants opened in fiscal year 2002.

Prime costs, which include food and labor, were $23.5 million compared to $13.1 million in the same period of the prior year. Total prime costs increased due to the additional weeks of operations and the new restaurants. Prime costs represented 58.9 percent of sales, compared to 62.9 percent of sales in the same period of the prior year. This decrease was due to significant food costs saving related to new vendor contracts where benefits of the Company’s purchasing leverage resulted in lower prices for items such as poultry, pork ribs, flour and cheese. In addition, tighter labor cost controls reduced overall labor costs.

Other operating expenses amounted to $9.9 million compared to $5.2 million in the same period of the prior year, an increase of $4.7 million or 90.0 percent primarily due to new restaurant openings and additional weeks of operations.

International Sizzler Operations

Revenues from Company-operated international Sizzler® restaurants were $34.8 million in fiscal year 2002 compared to $34.4 million in fiscal year 2001, an increase of $0.4 million or 1.1 percent. On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 9.0 percent increase in average sales per restaurant. This increase in revenue was due to increased customer counts and a higher average guest check that were driven by successful marketing promotions featuring the add-on of a steak or seafood entrée for only $2.00 or $3.00 Australian dollars with the purchase of a salad bar and beverage. The increase was partially offset by a decrease of $2.2 million related to the decline in the Australian dollar exchange rate. There were 30 Company-operated Sizzler® restaurants on April 30, 2002 compared to 31 restaurants at the end of 2001. International franchise revenues were $1.6 million in fiscal year 2002 compared to $1.7 million in fiscal year 2001, a decrease of $0.1 million or 5.9 percent. The decrease was primarily due to a 5.9 percent decline in the exchange rate compared to the prior year. As of April 30, 2002 and April 30, 2001, there were 50 international franchised restaurants and three joint venture restaurants in six countries and 56 international franchise restaurants and three joint venture restaurants, respectively. During fiscal year 2002, three franchised restaurants were closed in Japan and three in Taiwan.

Prime costs were $23.5 million in fiscal year 2002 compared to $23.1 million in fiscal year 2001. Prime costs, which include food, paper and labor, increased to 67.5 percent of sales compared to 67.2 percent in the prior year. This increase was due to higher food costs associated with the add-on promotions, to higher commodity prices and higher labor costs associated with wage increases and training.

Other operating expenses amounted to $7.7 million in fiscal year 2002 compared to $7.8 million in fiscal year 2001, a decrease of $0.1 million or 1.2 percent primarily due to the effect of lower exchange rates partially offset by an increase in costs necessary to support the increased sales levels.

KFC Operations

Revenues from the Company’s KFC® restaurants were $85.2 million in fiscal year 2002 compared to $83.8 million in fiscal year 2001, an increase of $1.4 million or 1.7 percent. On a comparative basis, KFC® restaurants that have been open for more than 15 months experienced a 4.5 percent increase in average sales per restaurant driven by successful marketing programs featuring family value meals and kids meal premiums and an increase in the average guest check. This increase was partially offset by $5.3 million related to the effect of a decline in the Australian dollar exchange rate. As of April 30, 2002 and April 30, 2001, there were 107 KFC® restaurants.

Prime costs were $51.2 million in fiscal year 2002 compared to $50.4 million in fiscal year 2001. Prime costs, which include food, paper and labor, remained constant at 60.1 percent of net revenues in both years.

Other operating expenses amounted to $20.0 million in fiscal year 2002 compared to $19.1 million in fiscal year 2001, an increase of $0.9 million or 4.7 percent. This increase was primarily due to higher rent expense associated with more restaurants being open and increased repair costs partially offset by lower exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s primary source of liquidity is cash flows from operations, which were $21.4 million in fiscal year 2003 compared to $21.2 million in fiscal year 2002. This increase is primarily due to increases in net income adjusted for depreciation and amortization expense and other non-cash items of $2.3 million, net of fluctuations in operating account balances of $2.1 million.

The Company’s working capital deficit at April 30, 2003 was $3.6 million, including cash, cash equivalents and restricted cash totaling $28.4 million of which $13.2 million was held by the Company’s International division. At April 30, 2002, the Company had working capital of $2.1 million. This decrease is primarily due to investment in additional KFC and Pat & Oscar’s restaurants, and funds expended for restaurant remodel and enhancement programs and repayment of debt, partially offset by cash provided by operations. The current ratio was approximately 0.9 at April 30, 2003 and 1.1 at April 30, 2002.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service and capital expenditure requirements and working capital needs. The Company is also pursuing additional sources of capital such as equipment leases for the expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.

Capital Expenditures

Capital expenditures were $16.5 million in fiscal year 2003, which included Sizzler® remodels and other improvements of $2.6 million, new Pat & Oscar’s® restaurant construction and equipment of $9.5 million, KFC® restaurant construction and remodels of $2.9 million, Australian Sizzler® expenditures of $1.2 for remodels and maintenance, and corporate expenditures of $0.3 million primarily for maintenance and computer system upgrades.

The Company plans to expand its international operations through additional investment in Company-operated restaurants, joint ventures and the sale of additional franchises. The Company expects to remodel six Sizzler® Australia restaurants at a cost of approximately $92,000 each, complete tear down and rebuilds of four KFC® restaurants at a cost of approximately $371,000 each, net of landlord contributions, and remodel two KFC® restaurants at a cost of approximately $346,000 each. In addition, the Company plans to open one new KFC® location at a cost of approximately $550,000, net of landlord contributions. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company contemplates adding six to eight Pat & Oscar’s® locations by the end of fiscal year 2004 at a cost of approximately $1.2 to $1.4 million per location, net of landlord contributions. The Company presently plans to complete an additional three major Sizzler® upgrades in fiscal year 2004 at a cost of approximately $200,000 each and will monitor the results before continuing with the upgrade program. In addition, the Company is developing a new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million. The Company estimates that total capital expenditures in fiscal year 2004 will be approximately $20.0 million and will fund this requirement with cash flow from operations and additional borrowing from Westpac. The Company may also utilize existing cash and leasing to support its expansion activities.

The Company’s Australian subsidiary, Collins Food Group, (“CFG”), expects to borrow $12.4 million ($20.0 million in Australian dollars) from Westpac Banking Corporation (“Westpac”) and repatriate approximately

$12.9 million ($20.8 million Australian dollars) to WRC by August 2003. These funds will primarily be used to expand Pat & Oscar’s.

Debt

The Company’s debt includes a credit facility (“Primary Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Primary Credit Facility is collateralized by the Australian subsidiary’s assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at April 30, 2003), plus a 2.3 point margin. The agreement is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. As of April 30, 2003, the Company’s unpaid principal balance on the Primary Credit Facility was $12.1 million ($19.5 million in Australian dollars). The Company has elected to extend the term of the loan with Westpac for 12 months from August 2003 to August 2004. The Company may elect to extend the term of the loan for an additional six months at Westpac’s discretion. If the loan is not extended then the Company will be required to repay the note in August 2004. The Company expects to enter into a new loan with Westpac by August 2004.

On June 4, 2003, the Company entered into an additional credit facility with Westpac. The credit facility utilizes the same collateral, is subject to the same financial covenant restrictions, and is subject to the same term and potential extension as the Primary Credit Facility with Westpac as mentioned above. The maximum principal commitment under the facility is $1.9 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.3 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.6 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Primary Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 1.0 percent (currently 9.0 percent). There is a 1.0 percent fee applicable to any undrawn portion of either option.

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac that replaces the Primary Credit Facility mentioned above. Financial covenants and collateral are substantially the same as required by the Primary Credit Facility. However, the maximum borrowings available under the Revised Credit Facility has been increased to $26.3 million ($40.0 million in Australian dollars). There have been no additional amounts borrowed under the Revised Credit Facility as of July 15, 2003. The Revised Credit Facility provides for a five-year term expiring on July 31, 2008 at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at April 30, 2003), plus a 2.3 percent margin.

In addition, the Company has a $10.0 million, seven-year term loan due in January 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount available. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and other covenants which management believes are customary for loans of this type. At the end of the 2003 fiscal year, the Company’s unpaid principal balance was approximately $9.4 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The loan carries a variable interest rate that ranged from 5.3 percent to 5.8 percent during fiscal year 2003. The unpaid principal and interest related to this note was $0.6 million. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.3 percent to 5.8 percent during fiscal year 2003.

The Company is in compliance with all debt covenants as of April 30, 2003.

Contractual Obligations

The Company’s future contractual obligations at April 30, 2003 consist of the following (in millions):

Fiscal Year	Long-Term Debt (a)	Operating Leases	Pat & Oscar’s Earn out/Call Option		Total
2004	$6.8	$19.2	$2.5	(b)	$28.5
2005	8.2	17.8	—		26.0
2006	0.7	15.3	—		16.0
2007	0.8	13.5	—		14.3
2008	7.9	11.7	—		19.6
Thereafter	0.9	42.5	—		43.4

Total	$25.3	$120.0	$2.5		$147.8

(a)	Includes capital lease obligations.
(b)	Includes an estimate of $1.0 million for the earn-out and $1.4 million to be paid under the call option agreement for the 12.8 percent ownership interest.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of the known requirements.

Pat & Oscar’s Call Option

On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities and goodwill in the 2003 consolidated balance sheets. Mr. Sarkisian, the former owner, has disputed the $1.4 million amount and it is expected that the payment and tender of the remaining 12.8 percent interest may be delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 were achieved. The Company accrued the earn-out of approximately $1.0 million, which is included within other current liabilities and goodwill in the 2003 consolidated balance sheets. However, Mr. Sarkisian, the former owner, has disputed the $1.0 million amount and it is expected that the payment of the earn-out may be delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain AMG employees were granted options to purchase 2.9 million shares representing a 13.7 percent interest in Collins Food Group (“CFG”), the Company’s Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.62 at April 30, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remain employees of CFG for the three years ending August 30, 2003, are entitled to their share of a retention bonus aggregating $1.4 million Australian, which can only be applied to the exercise price of the options. Such amount is being expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at the fair market value as of August 20, 2002. These shares represent a 4.0 percent interest in CFG and the Company expects a third party valuation of the fair value of these options will be completed in the first quarter of fiscal year 2004. On August 20, 2003, the AMG may be granted further options representing 1.6 percent of the outstanding shares of CFG subject to the achievement of certain specified profitability targets. All of the options become, and remain exercisable for a period of one year commencing August 20, 2003 and become immediately exercisable in the event of a change in control of CFG.

Based on the operating results of CFG, the Company believes that the fair market value of CFG has increased since the initial options were granted. This increase in the fair market value of the CFG options is considered in the computation of earnings per share and the dilutive effect of the CFG options has been included in the calculation of diluted earnings per share. See Note 12—Earnings Per Share, to the Consolidated Financial Statements. Historically, the dilutive effect of the outstanding options has not been material and the Company expects that starting in fiscal year 2004, the dilutive effect of the CFG options may be up to approximately $0.01 per share per quarter in future quarters and could vary depending on the value of CFG. If the options are exercised, earnings per share could be diluted by up to 20.0 percent of CFG’s net income.

From August 21, 2003 to November 21, 2004, the AMG may make an offer to purchase all of the Company’s shares of CFG. The purchase price would be an amount determined by the AMG (“Established Price Per Share”), which the Company has the right to either accept, or alternatively to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® and KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as has been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party.

In anticipation that the AMG members will exercise some or all of their options on or after August 20, 2003, the Company and the AMG have initiated discussions and have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options such that the total shares under all options will allow AMG management to purchase up to a maximum of 20% of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value on the date of purchase. These shares are subject to resale restrictions until April 6, 2006. Under the terms of the tentative revised agreement, such restrictions will be removed effective August 20, 2003.

Share Repurchase

Pursuant to the Company’s share repurchase plan, the Company repurchased 636,000 shares of its stock for a total of $0.9 million during fiscal year 2002 bringing the total number of shares repurchased to the 2.0 million shares authorized. No additional shares were authorized for repurchase during fiscal year 2003.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on May 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes that the adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003 and the standard has had no effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in the Notes to the Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The Company does not have any entities that will require consolidation as a result of FIN 46.

In January 2003, the EITF reached a final consensus on Issue No. 02-16 (“EITF 02-16”),”Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. “ EITF 02-16 requires that consideration from vendors, such as sales volume rebates and advertising support funds, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor. During the fourth quarter of fiscal year 2003, the Company included vendor rebates of $0.4 million in cost of sales to be in compliance with EITF 02-16. For consistency, a retrospective reclass of $0.5 million and $0.4 million from operating expenses to cost of sales was made to the fourth quarter of fiscal years 2002 and 2001, respectively. This reclass had no impact on the Company’s reported operating or net income amounts for the prior year periods presented.

Forward-Looking Statements

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements may include but are not limited to statements regarding: (1) the expected continuation of the Company’s growth in revenues and earnings; (2) the continuation of new Sizzler® exterior remodel program at both Company and franchised locations; (3) any expected change in currency exchange rates; (4) the Company’s plans to open new KFC® units in fiscal year 2004; (5) the Company’s plans for continued remodeling of its Australian Sizzler® and KFC® restaurants; (6) the planned expansion of international Sizzler® locations in fiscal year 2004; (7) the plan to franchise 10 New York area locations now operated by the Company; (8) the Company’s expectation that it will have adequate cash from operations to meet all debt service, capital expenditures and working capital requirements in fiscal year 2004; (9) the opening of six to eight new Pat & Oscar’s® locations during fiscal year 2004; (10) the sufficiency of the supply of commodities and labor pool to carry on the Company’s business; (11) the absence of any material adverse impact arising out of any current litigation in which the Company is involved; and (12) the anticipated dilutive effect of the exercise of the CFG options on the Company’s earnings per share.

The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company’s ability to continue achieving growth in revenues and earnings and overcome any significant impact from increased food, labor and utility costs in the U.S. and Australia; (2) the possible negative impact of the fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (3) the Company’s ability to open new Australian KFC® locations due to available sites and approvals from its franchisor; (4) the Company’s ability to complete the remodeling of its existing Australian Sizzler® and KFC® locations; (5) the ability of the Company and its franchisees to meet all necessary conditions required to open additional Sizzler® franchise locations in the U.S. and in international locations; (6) the continued ability of the Company’s operations to generate the necessary cash to invest in its U.S. and international businesses; (7) the Company’s ability to generate sufficient cash to meet all debt service, working capital and capital expenditure requirements; (8) the ability of Pat & Oscar’s to achieve the opening of the projected number of new restaurants in fiscal year 2004; (9) the ability of the company to successfully complete the New York area franchising program; (10) that there will not be any shortages in critical supplies for the Company to continue its business operations; (11) that the Company will continue to have sufficient insurance coverage to resolve the remaining E.coli case; (12) the definitive resolution of the Sarkisian litigation; (13) the number of shares in CFG acquired by AMG members pursuant to the exercise of their options thereon; and (14) other risks as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, and commodity price risk.

Interest Rate Risk

The Company’s primary financial instrument subject to interest rate risk is a bank loan with Westpac Banking Corporation in Australia (“Westpac”). The loan has an outstanding principal balance of $12.1 million ($19.5 million Australian dollars) at April 30, 2003. The loan is payable in Australian dollars and is collateralized by the principal operating assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements of the Company’s International Division. The loan bears variable interest at a rate equal to the Australian inter-bank borrowing rate (4.9 percent at April 30, 2003), plus a margin of 2.3 percent. The primary exposure relating to this financial instrument results from changes in interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At April 30, 2003, the interest rate cap covered approximately 42.8 percent of the loan principal outstanding and expires on August 29, 2003.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.5 percent (excluding margin). At April 30, 2003, the interest rate swap contract covered approximately 42.8 percent of the loan principal outstanding and expires on August 29, 2003.

The Company also has a revolving credit facility and a term loan in the amount of $0.9 million with variable interest as a result of the acquisition of Pat & Oscar’s®. The interest rates ranged from 5.3 to 5.8 percent during fiscal year 2003.

The Company calculated that a hypothetical 10.0 percent change in the interest rates, as defined above, in the near-term would not have material impact on the Company’s results of operations.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of April 30, 2003 are as follows (in thousands):

	Carrying Amount	Fair Value
Non-collateralized borrowings, at fixed and variable interest rates (8.3% at April 30, 2003), due through 2012	$904	$1,048
Collateralized borrowings, at variable interest rates (5.3% at April 30, 2003), due through 2005	658	658
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	9,370	9,764
Mortgage notes payable, with a fixed interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	560	837
Westpac note, with a variable interest rate (7.2% at April 30, 2003) payable in Australian dollars due through 2005	12,077	12,077
Capital lease obligations	1,706	1,706

	25,275	26,090

The Company’s carrying value of fixed rate long-term debt and variable rate debt approximated fair value at April 30, 2002.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduces the Company’s exposure by decreasing its net investment. As of April 30, 2003, the Company’s net deficit in its Australian subsidiaries was $9.2 million. The Company does not enter into contracts designed to hedge the residual foreign currency exchange risk.

The Company calculated that a hypothetical 10.0 percent increase in the exchange rate in the near-term would result in approximately a $0.9 million increase in the net deficit in the Australia subsidiaries.

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat, poultry and produce used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price in order to hedge the risk of changes in the market price. The Company does not purchase futures contracts for trading purposes. The Company is unable to predict the possible impact of changes in commodity prices. However, in the past the Company has been able to address these changes by passing these costs along to its customers because these changes have generally impacted all restaurant companies.

Item 8—Financial Statements and Supplementary Data

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

Fiscal Year 2003 Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$65,683	$62,493	$87,526	$69,603
Franchise revenues	2,004	1,944	2,382	1,893

Total revenues	67,687	64,437	89,908	71,496

Cost of sales	22,259	21,089	29,804	22,931
Labor and related costs	18,187	17,569	24,487	19,582
Other operating expenses	15,611	15,655	21,954	17,921
Depreciation and amortization	2,171	2,158	3,180	2,683
General and administrative expenses	5,464	5,370	7,406	6,149

Operating income	3,995	2,596	3,077	2,230

Net income	$3,257	$1,424	$836	$1,842

Basic earnings per share	$0.12	$0.05	$0.03	$0.07
Diluted earnings per share	$0.12	$0.05	$0.03	$0.06

Fiscal Year 2002 Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$59,273	$58,025	$79,907	$61,565
Franchise revenues	1,999	1,918	2,486	2,014

Total revenues	61,272	59,943	82,393	63,579

Cost of sales	20,086	19,756	27,429	20,688
Labor and related costs	16,899	16,687	22,706	17,184
Other operating expenses	13,977	14,590	19,966	15,334
Depreciation and amortization	2,160	2,198	2,910	2,109
General and administrative expenses	5,477	5,300	7,498	6,308

Operating income	2,673	1,412	1,884	1,956

Net income	$1,664	$355	$373	$2,088

Basic and diluted earnings per share	$0.06	$0.01	$0.01	$0.08

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Worldwide Restaurant Concepts, Inc.:

We have audited the accompanying consolidated balance sheets of Worldwide Restaurant Concepts, Inc. and subsidiaries, (“the Company”) as of April 30, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules of the Company for the year ended April 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated June 14, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Worldwide Restaurant Concepts, Inc. and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

June 24, 2003 (July 15, 2003 as to the

fifth paragraph of Note 6)

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

ARTHUR ANDERSEN LLP

Los Angeles, California

June 14, 2001

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

As of April 30,	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$26,303	$25,943
Restricted cash	2,050	2,096
Receivables, net of an allowance of $695 in 2003 and $814 in 2002	2,560	2,101
Inventories	4,448	4,367
Deferred income taxes	2,382	2,191
Prepaid expenses and other current assets	2,205	1,686
Assets related to restaurants held for sale	4,026	—

Total current assets	43,974	38,384

Property and equipment, at cost
Land	6,685	7,354
Buildings and leasehold improvements	81,017	83,196
Equipment	67,750	60,441
Construction in progress	1,190	1,215

	156,642	152,206
Less accumulated depreciation and amortization	(88,644)	(88,240)

Total property and equipment, net	67,998	63,966

Long-term notes receivables including $200 of related party receivables in 2003 and 2002, net of an allowance of $56 in 2003 and $3 in 2002	828	974

Deferred income taxes	9,985	7,198

Goodwill, net	23,636	20,940

Intangible assets, net of accumulated amortization of $799 in 2003 and $602 in 2002	2,162	2,031

Other assets	1,065	1,866

Total assets	$149,648	$135,359

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

As of April 30,	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,844	$5,971
Accounts payable	14,119	11,304
Other current liabilities	23,529	16,383
Income taxes payable	3,108	2,669

Total current liabilities	47,600	36,327

Long-term debt, net of current portion	18,431	23,369

Deferred gains and revenues	9,715	8,737

Pension liability	13,326	11,725

Minority interest	127	—

Stockholders’ equity
Preferred stock, authorized 1,000 shares, $5 par value; no shares issued and outstanding	—	—
Common stock, authorized 50,000 shares, $.01 par value; issued and outstanding of 29,232 and 27,232 and 29,205 and 27,205 at April 30, 2003 and 2002, respectively	292	292
Additional paid-in capital	280,001	279,904
Accumulated deficit	(205,207)	(212,566)
Treasury stock, at cost, 2,000 shares, at April 30, 2003 and 2002	(4,135)	(4,135)
Accumulated other comprehensive loss	(10,502)	(8,294)

Total stockholders’ equity	60,449	55,201

Total liabilities and stockholders’ equity	$149,648	$135,359

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

For the Years Ended April 30,	2003	2002	2001
Revenues
Restaurant sales	$285,305	$258,770	$236,665
Franchise revenues	8,223	8,417	8,676

Total revenues	293,528	267,187	245,341

Costs and Expenses
Cost of sales	96,083	87,959	82,342
Labor and related costs	79,825	73,476	67,107
Other operating expenses (asset write downs of $1,661 for 2003, $1,287 for 2002 and $453 for 2000)	71,141	63,867	56,934
Depreciation and amortization	10,192	9,377	9,246
General and administrative expenses	24,389	24,583	22,293

Total operating costs and expenses	281,630	259,262	237,922

Operating income	11,898	7,925	7,419

Interest expense	3,211	3,616	3,844
Investment income, net	630	820	1,560

Income before income taxes and minority interest	9,317	5,129	5,135

Minority interest benefit	18	—	—

Income before income taxes	9,335	5,129	5,135

Provision for income taxes	1,976	649	2,412

Net income	$7,359	$4,480	$2,723

Basic earnings per share	$0.27	$0.16	$0.10

Diluted earnings per share	$0.26	$0.16	$0.10

Weighted average common shares outstanding:
Basic	27,232	27,343	27,777
Diluted	27,870	27,482	27,954

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Loss	Total Stockholders’ Equity
Balance at May 1, 2000	28,068	288	278,408	(219,769)	(1,948)	(6,344)	50,635

Comprehensive income:
Net income				2,723			2,723
Foreign currency adjustment						959	959

Comprehensive income				2,723		959	3,682

Treasury stock purchased	(657)				(1,241)		(1,241)
Restricted stock	332	3	352				355
Stock warrants			1,020				1,020
Stock options exercised	10		5				5
Other	(8)						—
Stock option compensation			61				61

Balance at April 30, 2001	27,745	291	279,846	(217,046)	(3,189)	(5,385)	54,517

Comprehensive income:
Net income				4,480			4,480
Foreign currency adjustment						(145)	(145)
Minimum pension liability						(2,641)	(2,641)
Cumulative effect of a change in accounting principle						(242)	(242)
Unrealized gain on derivative instruments						119	119

Comprehensive income				4,480		(2,909)	1,571

Treasury stock purchased	(636)				(946)		(946)
Exercise of stock options, net	96	1	58				59

Balance at April 30, 2002	27,205	292	279,904	(212,566)	(4,135)	(8,294)	55,201

Comprehensive income:
Net income				7,359			7,359
Foreign currency adjustment						(252)	(252)
Minimum pension liability						(2,039)	(2,039)
Unrealized gain on derivative instruments						83	83

Comprehensive income				7,359		(2,208)	5,151

Exercise of stock options, net	27		97				97

Balance at April 30, 2003	27,232	292	280,001	(205,207)	(4,135)	(10,502)	60,449

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the Years Ended April 30,	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,359	$4,480	$2,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,192	9,377	9,246
Deferred income taxes	(2,872)	(1,627)	46
Allowance for bad debts	16	120	62
Gain on sale of assets	(282)	(502)	(347)
Asset write downs	2,026	1,287	453
Amortization of deferred revenue	(1,216)	(1,201)	(536)
Foreign currency gain	(922)	—	—
Minority interest benefit	(18)	—	—
Other	(31)	32	428
Changes in operating assets and liabilities:
Receivables	(285)	283	262
Inventories	(122)	(21)	(16)
Prepaid expenses and other current assets	(527)	2,828	(1,030)
Accounts payable	3,321	1,851	(558)
Accrued liabilities	4,494	3,679	(775)
Income taxes payable	301	634	(371)

Net cash provided by operating activities	21,434	21,220	9,587

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(16,456)	(11,784)	(18,850)
Acquisition of Pat & Oscar’s, net of cash acquired	—	—	(16,481)
Investment in intangibles	—	(200)	—
Proceeds from sale of assets	2,025	2,559	6,487
Decrease in restricted cash	46	5,756	18,515
Acquisition of minority interest in subsidiary	(1,041)	—	—
Other, net	(65)	(85)	(518)

Net cash used in investing activities	(15,491)	(3,754)	(10,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings	—	5,000	9,395
Reduction of long-term debt	(7,558)	(6,435)	(8,491)
Repurchase of common stock	—	(946)	(1,241)
Sale of restricted shares	—	—	355
Sale of subsidiary equity	145	—	—
Other, net	105	(121)	1,597

Net cash (used in) provided by financing activities	(7,308)	(2,502)	1,615

Effect of exchange rate changes on cash and cash equivalents	1,725	982	(2,780)

Net increase (decrease) in cash and cash equivalents	360	15,946	(2,425)

Cash and cash equivalents at beginning of year	25,943	9,997	12,422

Cash and cash equivalents at end of year	$26,303	$25,943	$9,997

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

For the Years Ended April 30,	2003	2002	2001
Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$2,369	$3,231	$3,684
Income taxes	4,954	1,453	2,760
Non-Cash Investing and Financing Transactions
Minimum pension liability adjustment	$2,039	$2,641	$—
Increase (decrease) in value of interest rate cap/swap derivatives	83	(123)	—
Warrants issued for acquisition of Pat & Oscar’s	—	—	1,020
Pat & Oscar’s Earn-Out	1,038	—	—
Pat & Oscar’s Call Option	1,416	—	—
Capital leases	1,774	14	—

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Line of Business: Worldwide Restaurant Concepts, Inc. and subsidiaries (“WRC” or the “Company”) is principally engaged in the operation, development and franchising of restaurants including the Sizzler® concept, the development and operation of the Pat & Oscar’s® concept, and the operation of the KFC® franchises in Australia.

Principles of Consolidation: The consolidated financial statements include the accounts of Worldwide Restaurants Concepts, Inc. and all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Accounting Period: The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. Fiscal years 2003, 2002 and 2001 were fifty-two week years ending on April 27, 2003, April 28, 2002, and April 29, 2001, respectively. For clarity of presentation, the Company has described all years presented as if ended on April 30.

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

Revenue Recognition: The Company recognizes revenue for the sale of food products at the time they are sold. The Company recognizes franchise revenue as follows: The initial franchise fee is recognized as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees, which include assistance with planning and construction of the restaurant and initial management training. Royalties that are based upon a percentage of sales are recognized as income when earned. On a limited basis, franchisees enter into leases of restaurant properties leased or owned by the Company. Royalty revenues and franchise fees are included in “Franchise Revenues” in the Consolidated Statements of Income.

Marketing Costs: Marketing costs are expensed as incurred and reported in Other Operating Expenses and include costs of advertising and marketing. Company-operated Sizzler restaurants and most Sizzler franchise restaurants in the U.S. contribute 0.5 percent of sales to a national advertising co-op and from 3.0 to 5.0 percent of sales to certain regional advertising co-ops. Company-operated KFC restaurants contribute 5.0 percent of sales to an Australian national advertising co-op. In the U.S., the national advertising co-op provides for brand research, production and design and the regional co-ops provide local media and advertising. In Australia, the national advertising co-op provides brand research, production and design as well as local media. Marketing costs were $14.5 million, $11.9 million and $11.7 million for the years ended April 30, 2003, 2002, and 2001, respectively.

Stock-Based Compensation: The Company uses the intrinsic value method of accounting for stock options granted to employees as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of the grant. Had the Company applied fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	For the years ended April 30,
	2003	2002	2001
Net Income:	$7,359	$4,480	$2,723
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	65	65	61
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(889)	(966)	(956)

Pro forma basic net income	$6,535	$3,579	$1,828

Deduct: Income attributed to AMG options dilution (see Note 15)	184	—	—

Pro forma diluted net income	$6,351	$3,579	$1,828

Earnings per share:
Basic, as reported	$0.27	$0.16	$0.10
Basic, pro forma	$0.24	$0.13	$0.07
Diluted, as reported	$0.26	$0.16	$0.10
Diluted, pro forma	$0.23	$0.13	$0.07

Earnings per Share: Basic earnings per share are computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effects of options and warrants using the treasury stock method.

Cash and Cash Equivalents: At April 30, 2003 and 2002, cash and cash equivalents consists of cash and short-term investments, carried at cost, with maturities of less than three months at the date of acquisition.

Fair Value of Financial Instruments: Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accrued liabilities and payables approximate fair value because of their short maturities. At April 30, 2003, due to declining interest rates, the carrying value of long-term debt was $25.3 million and the fair value was approximately $26.1 million as a result of the Company’s fixed rate debt. The Company’s carrying value of fixed rate long-term debt and variable rate debt approximated fair value at April 30, 2002.

Restricted Cash: As of April 30, 2003 and 2002, the Company had restricted cash balances related to employee benefits and cash collateral for letters of credit with an insurance company and a bank.

Allowances for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of our franchisees and others to make required payments for franchise royalties, rents and notes receivable and catering and delivery services. In assessing the collectibility of these receivables, the Company makes assumptions regarding the financial condition of its franchisees and customers based primarily on past payment trends and periodic financial information which the franchisees and customers are required to submit. If the financial condition of its franchisees or customers were to deteriorate and result in their inability to make payments, the Company may be required to increase its allowance for doubtful accounts by recording additional bad debt expense.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market, and primarily consist of food products and restaurant supplies.

Property and Equipment: Property and equipment are stated at cost. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. In the absence of an active market, the Company generally measures fair value by discounting projected future cash flows.

Depreciation and Amortization: Depreciation and amortization are expensed over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 10 to 30 years for buildings and three to eight years for equipment. Leasehold improvements are amortized primarily over the remaining lives of the leases plus option periods, generally 12 to 20 years.

Goodwill and Intangible Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized; estimated useful lives range from 10 to 40 years. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

Cash Surrender Value: The Company has several life insurance policies covering certain former employees with an aggregate cash surrender value of $31.5 million as of April 30, 2003. The Company has borrowings against the cash surrender value totaling $31.2 million as of April 30, 2003. The net amount is recorded in other assets on the consolidated balance sheets.

Deferred Rent: The Company leases its facilities under various operating lease agreements. Certain provisions of these leases provide for graduated rent payments and landlord contributions. The Company recognizes rent expense on a straight-line basis over the lease term. The cumulative difference between such rent expense and actual rental payments to date is recorded as a component of deferred gains and revenues in the consolidated balance sheets. Landlord contributions are also included in deferred gains and revenues and are amortized as a reduction of rent expense ratably over the lease term.

Sale-Leaseback Transactions: In accordance with SFAS No. 98, “Accounting for Leases,” the Company uses sales-leaseback accounting to record the sale of certain property. Gains or losses associated with such sales are generally deferred and amortized in proportion to the amortization of the leased asset, if a capital lease, or in proportion to the related gross rental charged to expense over the lease term, if an operating lease.

Foreign Currency Translation: The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the accounting period. Revenue and expenses are translated at weighted average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. In addition, the Company has certain inter-company receivables and payables between the U.S. and its foreign subsidiaries that are expected to be settled on a known future date. These balances are translated at exchange rates in effect at the end of the accounting period and the resulting gains or losses are recorded as a component of general and administrative expenses. The functional currency used in the Company’s foreign operations is primarily the Australian dollar. The Company recognized $0.9 million of foreign currency gains during the fiscal year 2003. There were no foreign exchange gains or losses in fiscal years 2002 and 2001.

Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years for the differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period of enactment.

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

Derivative Financial Instruments: Effective May 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value. At adoption, the Company recorded a net loss of $0.2 million as a cumulative effect of a change in accounting principle in accumulated other comprehensive loss in the consolidated balance sheets.

At April 30, 2003, the Company was a party to an interest rate swap agreement and an interest rate cap agreement. The Company has designated these derivatives as cash flow hedges and recorded the fair value in the consolidated financial statements. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists. The fair value of the derivatives will be reduced to zero upon expiration of the contracts in August 2003.

New Accounting Standards: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. As required, the Company will adopt the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on May 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that SFAS No. 145 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003 and the standard has had no effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in the Notes to the Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also significantly enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for all interests in variable interest entities acquired before February 1, 2003. The Company does not have any entities that will require consolidation as a result of FIN 46.

In January 2003, the EITF reached a final consensus on Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that consideration from vendors, such as sales volume rebates and advertising support funds, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor. During the fourth quarter of fiscal year 2003, the Company included vendor rebates of $0.4 million in cost of sales to be in compliance with EITF 02-16. For consistency, a retrospective reclass of $0.5 million and $0.4 million from operating expenses to cost of sales was made to the fourth quarter of fiscal years 2002 and 2001. This reclass had no impact on the Company’s reported operating or net income amounts for the prior year periods presented.

Reclassifications: Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

Note 2—Pat & Oscar’s

On August 30, 2000, the Company acquired an 82.0 percent equity position in FFPE, LLC, a Delaware limited liability company (“FFPE”) then owning and operating eight Oscar’s (now renamed Pat & Oscar’s®) restaurants in San Diego and Orange County, California and Phoenix, Arizona (the “Acquisition”). The seller, FFPE Holding Company, Inc., a Delaware corporation (“Holdings”) was owned, directly or indirectly, primarily by John Sarkisian and members of his immediate family.

As part of the purchase price, Holdings received cash of $15.2 million and warrants to purchase up to 1,250,000 shares of the Company’s Common Stock at $4.00 per share, exercisable over 5 years. In addition, Holdings is entitled to earn-out cash consideration if specified revenues, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 were achieved. The Company has calculated and accrued the earn-out of approximately $1.0 million, which is included in other current liabilities and goodwill in the April 30, 2003 consolidated balance sheet. However, Mr. Sarkisian, the former owner, is disputing the amount of the earn-out and payment has been delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

Put and Call Option

The terms of the acquisition also included put and call options for the purchase of the 18.0 percent minority interest. On April 16, 2002, a notice of intent to exercise one of the put options was received and on June 28, 2002, the Company acquired an additional 5.2 percent of the outstanding membership interests of FFPE, LLC pursuant to the put for approximately $1.0 million. On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities and goodwill in the consolidated balance sheet. Mr. Sarkisian, the former owner, has disputed the $1.4 million and it is expected the payment and tender of the remaining 12.8 percent interest may be delayed pending the resolution of the litigation initiated by Mr. Sarkisian. See Note 8—Commitments and Contingencies, to the Consolidated Financial Statements.

At the acquisition date, Pat & Oscar’s had a stockholders’ deficit, therefore, the Company did not record a minority interest payable in Pat & Oscar’s. The FFPE acquisition agreement allocates all income and loss for the first ten years to the Company and any liquidation rights are consistent with the allocations in the FFPE acquisition agreement. Therefore, no minority interest expense was recorded.

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

Operating segment information for the 35 weeks of operations included in the Company’s fiscal year 2001 results is included in Note 11—Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Note 3—Goodwill and Other Intangibles

Effective May 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” On adoption, the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during the second quarter of fiscal year 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class as of the fiscal year ended April 30 (in thousands):

	2003	2002	Weighted Average Amortization Period (years)
Franchise rights	$1,261	$997	10
Accumulated amortization	(566)	(458)

Trademarks	1,526	1,450	32
Accumulated amortization	(233)	(144)

Other intangibles	174	186	indefinite
Accumulated amortization	—	—

Total intangibles	2,961	2,633
Total accumulated amortization	(799)	(602)

Net intangibles	$2,162	$2,031

Aggregate amortization expense related to intangible assets was approximately $0.1 million for each of the years ended April 30, 2003 and 2002. There was no impairment loss recorded during fiscal years 2003 or 2002. Amortization expense is expected to be approximately $0.1 million in each of the next five fiscal years.

The changes in the carrying amount of goodwill, by reporting segment, for the fiscal years ended April 30, 2003 and 2002, are as follows (in thousands):

	Sizzler USA	Pat & Oscar's	Sizzler International	Total
Goodwill as of April 30, 2001	$1,449	$18,108	$271	$19,828
Goodwill acquired during the year	—	1,109	—	1,109
Effect of foreign currency translation	—	—	3	3

Balance as of April 30, 2002	1,449	19,217	274	20,940
Goodwill acquired during the year	—	2,696	—	2,696

Goodwill as of April 30, 2003	$1,449	$21,913	$274	$23,636

The increase in Pat & Oscar’s® goodwill during 2003 is primarily related to the exercise of the call option and the earn-out, as described in Note 2—Pat & Oscar’s, to the Consolidated Financial Statements. The following is a reconciliation of reported net income to net income adjusted to reflect adoption of SFAS No. 142 in the fiscal years ended April 30 (in thousands except earnings per share):

	2003	2002	2001
Reported net income	$7,359	$4,480	$2,723
Add back: goodwill amortization	—	—	712

Adjusted net income	$7,359	$4,480	$3,435

Basic and diluted earnings per share:
Adjusted basic earnings per share	$0.27	$0.16	$0.12
Adjusted diluted earnings per share	$0.26	$0.16	$0.12

Basic shares	27,232	27,343	27,777
Diluted shares	27,870	27,482	27,954

Note 4—Income Taxes

The Company files a consolidated United States income tax return, which includes all domestic subsidiaries and has elected to include certain Australian subsidiaries. As a result, substantially all of the Company’s domestic and foreign income is subject to tax in the United States of America. Foreign withholding taxes have not been provided on the unremitted earnings of the Company’s foreign operations, however, such amounts would not be material. The Company also files separate income tax returns in Australia which include the results of its Australian entities.

The components of the provision for income taxes attributable to income from operations consists of the following (in thousands):

	For the years ended April 30,
	2003	2002	2001
Current
Federal	$—	$(149)	$—
State	520	—	—
Foreign	4,434	2,585	2,202

	4,954	2,436	2,202

Deferred
Federal	2,086	3,788	4,675
State	1,593	993	193
Foreign	(813)	(985)	200

	2,866	3,796	5,068

Change in valuation allowance	(5,844)	(5,583)	(4,858)

Provision for income taxes	$1,976	$649	$2,412

A reconciliation of the statutory United States Federal income tax rate to the Company’s consolidated effective income tax rate follows:

	For the years ended April 30,
	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.9	4.3	5.7
Australian taxes, net of federal benefit	22.9	25.2	30.8
Latin America withholding, net of federal benefit	1.4	2.6	—
Officer life premiums & other permanent differences	3.7	(3.0)	7.3
Cash surrender value—permanent differences	(13.0)	(21.4)	(13.3)
Change in valuation allowance	(31.7)	(30.0)	(18.6)

Effective tax rate	21.2%	12.7%	46.9%

United States pre-tax income from domestic and foreign operations is as follows (in thousands):

	For the years ended April 30,
	2003	2002	2001
Domestic	$(498)	$(857)	$1,582
Foreign	9,833	5,986	3,553

	$9,335	$5,129	$5,135

The tax effects of temporary differences and carryforwards that give rise to significant amounts of deferred income tax assets and deferred income tax liabilities are as follows (in thousands):

	As of April 30,
	2003	2002
Current deferred tax assets:
Operating allowances and accruals	$2,382	$1,974
Creditor trust liability	—	217

Current portion of deferred income taxes	$2,382	$2,191

Non-current deferred tax assets:
Property and equipment	$4,414	$2,096
Australia deferred assets, primarily property and equipment	4,679	3,867
Deferred gain	2,053	2,469
Other	286	2,326
Foreign and state tax credits	5,037	5,652
Net operating loss carryforwards	42,755	45,871

Deferred income taxes	59,224	62,281
Less: valuation allowance	(49,239)	(55,083)

Net deferred income taxes	$9,985	$7,198

Under SFAS No. 109, deferred income tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred income tax asset will not be realized. Realization of the net deferred income tax asset is dependent on generating sufficient taxable income in the periods in which temporary differences will reverse. The amount of the net deferred income tax asset is reviewed by management to determine which amounts are more likely than not to be realizable. The determination to record a valuation allowance is based on an estimate of future taxable income in the United States, which is susceptible to change and may or may not occur and may be material.

While performing the analysis, the Company considers its historic operating income and its future projected operating income. A combination of these amounts provides the expected future benefit from deferred income tax assets, which are primarily net operating losses. These amounts are then decreased to an amount management believes will more likely than not be recognized. Based on the analysis performed as of April 30, 2003, the Company reversed approximately $2.1 million of the valuation allowance during fiscal year 2003. The remaining component of the $3.7 million reduction in the valuation allowance consisted primarily of adjustments to the balances of the Company’s gross deferred tax assets and utilization of the net operating losses.

The following is a summary of the net operating loss carryforward, credit carryforward and related expiration dates at April 30, 2003 (in thousands):

	Gross Amount	Expiration
Federal net operating loss	$121,592	2012 – 2018
California net operating loss	$4,408	2005
Minimum tax credit	$2,197	Indefinite
General business credit	$2,840	2005 – 2010

Note 5—Leases

The Company is a party to a number of non-cancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2023. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment on certain properties, which are leased to franchisees and others, which are not significant in amount. As of April 30, 2003 and 2002, fixed assets held under capital leases included in property and equipment were $1.6 million and $0.2 million, respectively, net of accumulated depreciation of $2.8 million and $2.4 million, respectively.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all non-cancelable leases (in thousands):

	Commitments		Sublease
Years ended April 30,	Capital Leases	Operating Leases	Rental Income
2004	$816	$19,166	$699
2005	528	17,762	631
2006	227	15,324	520
2007	224	13,505	408
2008	87	11,723	261
Thereafter	—	42,513	626

Total minimum lease commitments/receivables	$1,882	$119,993	$3,145

Less amount representing interest	(176)

Present value of minimum lease payments	$1,706

Rent expense consists of (in thousands):

	For the years ended April 30,
	2003	2002	2001
Minimum rentals	$16,812	$14,756	$13,120
Contingent rentals	947	647	559
Less sublease rentals	(751)	(712)	(905)

Net rent expense	$17,008	$14,691	$12,774

Note 6—Debt

A summary of debt outstanding as of April 30, 2003 and 2002 is as follows (in thousands):

	2003	2002
Non-collateralized borrowings, at fixed and variable interest rates (8.3% at April 30, 2003), due through 2012	$904	$1,387
Collateralized borrowings, at variable interest rates (5.3% at April 30, 2003), due through 2005	658	1,432
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	9,370	9,719
Mortgage notes payable, with an interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	560	561
Westpac note, with a variable interest rate (7.2% at April 30, 2003) payable in Australian dollars due through 2005	12,077	15,776
Capital lease obligations	1,706	465

	25,275	29,340
Less—current portion	(6,844)	(5,971)

Long-term debt	$18,431	$23,369

Payments on long-term debt, including capital lease obligations, of $6.8 million are due in fiscal year 2004, $8.2 million in 2005, $0.7 million in 2006, $0.8 million in 2007, $7.9 million in 2008 and $0.9 million thereafter.

The Company’s debt includes a credit facility (“Primary Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Primary Credit Facility is collateralized by the Australian subsidiary’s assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provides for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at April 30, 2003), plus a 2.3 point margin. The agreement is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. As of April 30, 2003, the Company’s unpaid principal balance on the Primary Credit Facility was $12.1 million ($19.5 million in Australian dollars). The Company has elected to extend the term of the loan with Westpac for 12 months from August 2003 to August 2004. The Company may elect to extend the term of the loan for an additional six months at Westpac’s discretion. If the loan is not extended then the Company will be required to repay the note in August 2004. The Company expects to enter into a new loan with Westpac by August 2004.

On June 4, 2003, the Company entered into an additional credit facility with Westpac. The credit facility utilizes the same collateral, is subject to the same financial covenant restrictions, and is subject to the same term and potential extension as the Primary Credit Facility with Westpac as mentioned above. The maximum principal commitment under the facility is $1.9 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.3 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.6 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Primary Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 1.0 percent (currently 9.0 percent). There is a 1.0 percent fee applicable to any undrawn portion of either option.

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac that replaces the Primary Credit Facility mentioned above. Financial covenants and collateral are substantially the same as required by the Primary Credit Facility. However, the maximum borrowings available under the Revised Credit Facility has been increased to $26.3 million ($40.0 million in Australian dollars). There have been no additional amounts borrowed under the Revised Credit Facility as of July 15, 2003. The Revised Credit Facility provides for a five-year term expiring on July 31, 2008 at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at April 30, 2003), plus a 2.3 percent margin.

In addition, the Company entered into a $10.0 million, seven-year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for a loan of this type.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cashflow coverage and others which management believes are customary for a loan of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loan carries variable interest rates that ranged from 5.3 percent to 5.8 percent during 2003. The unpaid principal and interest related to the note was $0.6 million. The Company also assumed in connection with Pat & Oscar’s acquisition a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The interest rate varied from 5.3 percent to 5.8 percent during 2003.

The Company was in compliance with all debt covenants as of April 30, 2003 and 2002.

Note 7—Employee Benefit Plans

The Company terminated its supplemental executive retirement plan (“SERP”) but continues to remain obligated under the SERP for 11 former employees. The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the years ended April 30, 2003, 2002, and 2001 determined under SFAS No. 87 are as follows (in thousands):

	Fiscal Year Ended April 30,
	2003	2002	2001
Pension Plan:
Service cost	$—	$15	$13
Interest cost	756	798	916
Recognized net actuarial loss	86	—	—

Net periodic benefit cost	$842	$813	$929

An additional minimum liability is recognized if the unfunded accumulated benefit obligation is greater than the pension liability accrued. The additional minimum liability is measured as the difference between these amounts. During the years ended April 30, 2003 and 2002, the Company incurred $2.1 million and $2.6 million, respectively, in charges to other comprehensive loss to reflect its additional minimum pension liability. The following table sets forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets for the SERP (in thousands):

	Fiscal Year Ended April 30,
	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$11,725	$9,482
Service cost	—	15
Interest cost	756	798
Actuarial loss	2,124	2,641
Benefits paid	(1,279)	(1,211)

Benefit obligation at end of year	$13,326	$11,725

Reconciliation of Funded Status:
Funded (unfunded) status	$(13,326)	$(11,725)
Unrecognized actuarial loss	4,680	2,641

Net amount recognized	$(8,646)	$(9,084)

	As of April 30,
	2003	2002
Balance Sheets Consist of:
Pension liability	$13,326	$11,725
Accumulated other comprehensive loss	(4,680)	(2,641)

Net amount recognized	$8,646	$9,084

As the plan participants are inactive, the unrecognized actuarial loss is amortized over the participants’ estimated average remaining life expectancy of 21 years in fiscal year 2003 and 17 years in fiscal year 2002. Amounts subject to amortization are limited to the excess loss that is more than 10.0 percent of the benefit obligation at the beginning of the year. Significant assumptions used in determining the amounts shown above are as follows:

	2003		2002	2001
Discount rate	6.0%		7.3%	9.5%
Rates of salary progression	N	/A	4.0%	5.0%

In addition, the Company has a contributory employee profit sharing, savings and retirement plan (the “Plan”) whereby eligible employees can elect to contribute from 1.0 percent to 15.0 percent of their salary to the plan. Under the Plan, the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were, approximately, $250,000, $311,000 and $50,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

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

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases filed against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness or in one case death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but one case has been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003 Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material impact on the Company’s financial position or results of operations; however, the outcome is uncertain.

In fiscal years 2003, 2002 and 2001, the Company received advance payments of $0.7 million, $1.0 million and $0.1 million, respectively, from its insurance carrier, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, in recognition of undisputed proceeds payable from its insurance policy covering business interruption and lost profits arising out of the July 2000 E.coli incident in Milwaukee, Wisconsin. These proceeds are recorded as an offset to other operating expenses in the Consolidated Statements of Income.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier, during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material adverse impact on the Company’s financial position or results of operations.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s®. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On June 5, 2003, a California Superior Court judge in San Diego County, ruled in favor of the Company on all claims brought by Mr. Sarkisian. The Court has not yet entered final judgment. Mr. Sarkisian will have 60 days from service of the notice of entry of judgment in which to file a notice of appeal.

Note 9—Stock Repurchase

Pursuant to a shareholder repurchase plan, under which the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares, the Company repurchased 636,000 shares of its common stock for a total of $946,000 in fiscal year 2002 bringing the total number of shares repurchased to the 2.0 million authorized. During fiscal year 2001, the Company repurchased 657,000 shares for a total of $1.2 million. There were no shares authorized for repurchase during fiscal year 2003.

Note 10—Stock Options, Restricted Stock and Shareholder Rights Plans

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors. The maximum number of shares that may be issued under these plans is 3,800,000 and 775,000 shares, respectively. Options issued under the Employee Stock Incentive Plan are typically issued at fair market value at the date of the grant, therefore no compensation expense is recorded. At the election of members of the Board of Directors, options issued under the non-employee directors’ plan may be issued in lieu of cash compensation and are issued at 50.0 percent of the fair market value at the date of the grant. Compensation expense under such grants is deferred as a component of additional paid-in capital and amortized ratably into income over the period the service is provided. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors.

The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and accordingly has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the pro forma disclosure requirements of the standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended April 30,
	2003	2002	2001
Expected Life (years)	5	5	5
Volatility (percent)	65.3	66.0	64.0
Risk-free Interest Rate (percent)	3.8	4.6	6.2
Dividend Yield (percent)	0.0	0.0	0.0

Stock Options

The outstanding options become exercisable in varying amounts through 2005. A summary of stock option transactions follows:

	For The Years Ended April 30,
	2003		2002		2001
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding beginning of the year	2,944,000	$2.01	2,491,000	$2.20	2,427,000	$2.35
Options granted	695,000	2.49	800,000	1.19	544,000	1.98
Options exercised	(27,000)	1.22	(96,000)	0.29	(10,000)	0.46
Options canceled	(190,000)	2.44	(251,000)	2.13	(470,000)	2.72

Options outstanding end of year	3,422,000	$2.09	2,944,000	$2.01	2,491,000	$2.20

Options exercisable at end of year	2,078,000	$2.10	1,553,000	$2.27	1,127,000	$2.22

Weighted average fair value per share of options granted during the year.		$1.52		$0.77		$1.39

The following table summarizes information about stock options outstanding at April 30, 2003:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.61 – $1.25	665,000	7.5 years	367,000
$1.26 – $2.50	1,479,000	6.1 years	1,068,000
$2.51 – $5.00	1,262,000	6.6 years	627,000
$5.01 – $7.50	15,000	1.8 years	15,000
$7.51 – $12.50	1,000	0.1 years	1,000

Total	3,422,000		2,078,000

Restricted Stock Plan

Stock issued under the Company’s stock incentive plan is delivered subject to various conditions relating to Company performance. Since the restricted stock was sold at the current market price, there was no compensation expense related to these shares in fiscal years 2003, 2002 and 2001. A summary of restricted stock transactions follows:

	For the Years Ended April 30,
Shares Outstanding	2003	2002	2001
Shares restricted at beginning of the year	332,000	332,000	8,000
Shares issued	—	—	332,000
Shares released	—	—	(8,000)
Shares canceled	—	—	—
Shares restricted at end of the year	332,000	332,000	332,000

See Note 15—Australia Management Transaction, to the Consolidated Financial Statements for further discussion regarding the restricted stock sale in fiscal year 2001.

Warrants

In connection with the purchase of Pat & Oscar’s during fiscal year 2001, the Company issued warrants to purchase up to 1,250,000 shares of the Company’s common stock at $4.00 per share, exercisable over 5 years. There were 750,000 and 500,000 warrants exercisable at April 30, 2003 and 2002, respectively. To date, none of the warrants have been exercised.

Shareholder Rights Plan

The rights plan provides one preferred share purchase right for each share of common stock distributed to shareholders of record at the close of business on January 22, 2001. The rights plan is intended to give the Board of Directors and management sufficient time to evaluate and respond to any proposed transaction involving a change in control. The plan is intended to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The threshold for triggering the plan is any party acquiring 14.0 percent of the outstanding stock of the Company. The exercise price is $10.00 per share and the rights expire in January of 2006. The preferred stock is convertible at a “triggering event” into common stock at a ratio by dividing $10.00 by 50.0 percent of the current market price of the stock.

Note 11—Information by Industry Segment and Geographic Area

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company’s reportable segments are based on geographic area and product brand. Sizzler Domestic consists of all USA and Latin America Sizzler® restaurant and franchise operations. Sizzler International consists of all other Sizzler® restaurant and franchise operations. KFC consists of KFC® franchise restaurants in Australia. Pat & Oscar’s consists of operations of the Pat & Oscar’s® restaurant and related catering functions. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, operating income and identifiable assets.

Operating income includes segment-operating results before investment income, interest expense, income taxes, and allocated corporate overhead. The corporate and other components of operating income represent corporate selling and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable and various other assets.

	For the Years Ended April 30,
	2003	2002	2001
Revenues (in thousands):
Sizzler—Domestic	$102,161	$105,695	$104,732
Sizzler—International	41,792	36,382	36,073
KFC	102,540	85,249	83,766
Pat & Oscar’s	47,035	39,861	20,770

Total	$293,528	$267,187	$245,341

Depreciation and Amortization (in thousands):
Sizzler—Domestic	$4,007	$4,704	$4,506
Sizzler—International	1,348	1,039	1,087
KFC	2,623	2,120	2,204
Pat & Oscar’s	1,689	1,148	1,104
Corporate and other	525	366	345

Total	$10,192	$9,377	$9,246

Operating Income (in thousands):
Sizzler—Domestic	$6,885	$7,254	$7,332
Sizzler—International	2,189	1,617	1,567
KFC	9,863	7,829	7,917
Pat & Oscar’s	1,269	1,028	(1,783)
Corporate and other	(8,308)	(9,803)	(7,614)

Total company	11,898	7,925	7,419

Reconciliation to Net Income:
Interest expense	(3,211)	(3,616)	(3,844)
Investment income, net	630	820	1,560
Minority interest benefit	18	—	—

Income before income taxes	9,335	5,129	5,135

Income tax provision	1,976	649	2,412

Net income	$7,359	$4,480	$2,723

	For the Years Ended April 30,
	2003	2002	2001
Capital Expenditures (in thousands):
Sizzler—Domestic	$2,582	$1,395	$12,293
Sizzler—International	1,173	942	717
KFC	2,876	2,239	3,020
Pat & Oscar’s	9,453	5,926	2,726
Corporate and other	372	1,282	94

Total	$16,456	$11,784	$18,850

	As of April 30,
	2003	2002
Identifiable Assets (in thousands):
Sizzler—Domestic	$45,424	$47,447
Sizzler—International	9,265	8,048
KFC	12,740	8,752
Pat & Oscar’s	47,333	34,851
Corporate and other	34,886	36,261

Total	$149,648	$135,359

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	For the Years Ended April 30,
	2003	2002	2001
Revenues from external customers (in thousands):
Domestic	$149,196	$145,556	$125,502
International	144,332	121,631	119,839

Total	$293,528	$267,187	$245,341

	As of April 30,
	2003	2002
Long-lived assets (in thousands):
Domestic	$75,175	$73,279
International	17,236	12,892

Total	$92,411	$86,171

Note 12—Earnings Per Share

Earnings per share (EPS) have been calculated as follows (in thousands, except EPS):

	For the Years Ended April 30,
	2003	2002	2001
Numerator for basic EPS—Net income	$7,359	$4,480	$2,723
Income attributed to AMG options dilution (see Note 15)	(184)	—	—

Numerator for diluted EPS—Net income	$7,175	$4,480	$2,723

Denominator for basic EPS—weighted average shares of common stock outstanding	27,232	27,343	27,777
Effect of dilutive stock options	638	139	177

Denominator for diluted EPS – adjusted weighted average shares outstanding	27,870	27,482	27,954

Basic earnings per share	$0.27	$0.16	$0.10

Diluted earnings per share	$0.26	$0.16	$0.10

Certain equity instruments including stock options, warrants and other common stock equivalents have been excluded from the computation above because their effect would have been anti-dilutive. When computing earnings per share, 2.5 million shares, 3.1 million shares and 3.5 million shares have been excluded from fiscal years 2003, 2002 and 2001, respectively.

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

The Company formerly leased approximately 36,000 square feet of headquarters office premises from Pacifica Plaza Office Building, a limited partnership (“Pacifica”). James A. Collins, his spouse and his brother-in-law are among the partners of Pacifica, which was formed in 1979. Mr. Collins is the Company’s Chairman Emeritus and a Director. Mr. Collins, his spouse and his brother-in-law, directly or indirectly, own a majority interest in Pacifica. Under the four-year lease, which expired on October 31, 2001, the Company was responsible for rent payments of $34,000 a month during the period through December 1999 (except for an initial four months of abated rent), and $42,000 a month thereafter through October 31, 2001. The Company recorded $212,000 and $509,000 of rent expense in general and administrative expenses in the consolidated statements of income in fiscal years 2002 and 2001, respectively.

Through FFPE, the Company leases the real property used in connection with the operation of two Pat & Oscar’s® restaurants from entities owned by John Sarkisian and members or former members of his family. The Pat & Oscar’s® restaurant located in Temecula, California is leased from SRA Ventures, LLC, a California limited liability company (“SRA Ventures”). John Sarkisian and his spouse, parents, sister, and former brother-in-law are the partners of SRA Ventures. Under the 126-month lease, the Company is responsible for rent payments of approximately $26,250 per month through June 1, 2007. Rent adjustments will occur at the end of each lease year to reflect any change in the cost of living. The Company also has the option to extend the lease for two additional terms of five years each. The

Company recorded $355,000, $355,000 and $212,000 of rent expense in other operating expenses in fiscal years 2003, 2002 and 2001, respectively.

The Pat & Oscar’s® restaurant located in Carlsbad, California is leased from Oscar’s Carlsbad, LLC, a California limited liability company (“Oscar’s Carlsbad”). John Sarkisian and his parents and sister are the members of Oscar’s Carlsbad. Oscar’s Carlsbad is managed by an entity co-owned by John Sarkisian. Under the 10-year lease, the Company is responsible for rent payments of approximately $17,000 per month through 2007 and $19,600 per month through the end of the term. The Company also has the option to extend the lease for two additional terms of five years each. The base rent during any option term will be based on then fair market rental rates. The Company recorded $209,000, $207,000, and $0 of rent expense in other operating expenses in fiscal years 2003, 2002 and 2001, respectively.

Note 14—Deferred Gains and Revenues

At April 30, 2003, deferred gains and revenues include approximately $5.2 million in unamortized deferred gains related to a sale and leaseback of certain properties in Australia, $3.1 million in deferred credits received from landlords, $0.9 million in unamortized deferred gains related to the sale and leaseback of one Sizzler USA restaurant (as described below), $0.4 million in vendor rebates and $0.1 million in deferred franchise fees. At April 30, 2002, deferred gains and revenues included approximately $6.1 million in unamortized deferred gains related to sale and leaseback of certain properties in Australia, $2.1 million in deferred credits received from landlords and $0.5 million in vendor rebates.

During fiscal year 2003, the Company completed a sale-leaseback transaction for one of its Sizzler USA restaurants. The Company received cash proceeds of approximately $1.6 million. The lease agreement, which extends for ten years, requires annual lease payments of approximately $139,000 and is subject to contingent rentals based upon restaurant revenues exceeding defined thresholds. In accordance with SFAS No. 28 “Accounting for Sales with Leasebacks,” the Company recognized a $0.3 million gain immediately into earnings and deferred a $0.9 million gain that will be recognized over the ten year life of the lease. The $0.3 million represents the excess of the total gain over the present value of the future minimum lease payments. The Company does not have a continuing involvement in the property sold other than the active use of the property in consideration for payment of rent.

Note 15—Australian Management Transaction

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain AMG employees were granted options to purchase 2.9 million shares representing a 13.7 percent interest in Collins Food Group (“CFG”), the Company’s Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.62 at April 30, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remain employees of CFG for the three years ending August 30, 2003, are entitled to their share of a retention bonus aggregating $1.4 million Australian, which can only be applied to the exercise price of the options. Such amount is being expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at the fair market value as of August 20, 2002. These shares represent a 4.0 percent interest in CFG and the Company expects a third party valuation of the fair value of these options will be completed in the first quarter of fiscal year 2004. On August 20, 2003, the AMG may be granted further options representing 1.6 percent of the outstanding shares of CFG subject to the achievement of certain specified profitability targets. All of the options become, and remain exercisable for a period of one year commencing August 20, 2003 and become immediately exercisable in the event of a change in control of CFG.

Based on the operating results of CFG, the Company believes that the fair market value of CFG has increased since the initial options were granted. This increase in the fair market value of the CFG options is considered in the computation of earnings per share and the dilutive effect of the CFG options has been included in the calculation of diluted earnings per share. See Note 12—Earnings Per Share, to the Consolidated Financial Statements. Historically, the dilutive effect of the outstanding options has not been material. If the options are exercised, earnings per share could be diluted by up to 20.0 percent of CFG’s net income.

From August 21, 2003 to November 21, 2004, the AMG may make an offer to purchase all of the Company’s shares of CFG. The purchase price would be an amount determined by the AMG (“Established Price Per Share”), which the Company has the right to either accept, or alternatively to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® and KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as has been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party.

In anticipation that the AMG members will exercise some or all of their options on or after August 20, 2003, the Company and the AMG have initiated discussions and have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options such that the total shares under all options will allow AMG management to purchase up to a maximum of 20% of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value on the date of purchase. These shares are subject to resale restrictions until April 6, 2006. Under the terms of the tentative revised agreement, such restrictions will be removed effective August 20, 2003.

Note 16—Market and Operating Partnerships

During fiscal year 2003, Pat & Oscar’s® began offering equity interests to its regional and restaurant management (each participant, an “Equity Partner”). This equity plan was established to promote a responsibility of ownership among its key managers and enhance the development, operation and performance of Pat & Oscar’s. Each Equity Partner, generally a regional market manager or a restaurant general manager, is allowed to purchase an ownership interest in a limited liability company that operates and owns or leases substantially all of the restaurant assets from Pat & Oscar’s®. The ownership interest purchased by the Equity Partner is based on fair market value and ranges from 2 percent to 8 percent of the partnership, which includes only the restaurants that the Equity Partner oversees. The Equity Partner is restricted from selling the ownership interest for an initial period of five years. At the end of the initial term the Equity Partner has the option to continue operating on a month-to-month basis, renew the agreement for another five years and purchase an additional 1 to 2 percent interest or sell their interest to Pat & Oscar’s at the then prevailing fair market value. Fair market value will be determined in accordance with reasonable and consistent valuation methods and procedures and will consider among other things such factors as the restaurant’s remaining lease life, historic profitability and continued profitability of the restaurant(s). The price paid by Pat & Oscar’s to repurchase the ownership interest, at the option of the Equity Partner, subject to the Company’s approval, may be made either in the form of a note, the Company’s common stock or 50 percent cash and 50 percent Company common stock.

There is no public market for these interests, therefore the fair value determinations are subjective and require the use of estimates for which significant judgments are required. Periodically, the Company may engage outside experts to assess the reasonableness of the methodology the Company uses to estimate fair value.

Note 17—Other Current Liabilities

Other current liabilities as of April 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Accrued payroll	$5,125	$4,121
Accrued vacation	4,116	3,449
Accrued taxes, other than income	3,578	3,455
Accrued self-insurance	2,700	1,765
Accrued and deferred rent	1,463	686
Pat and Oscar’s Earn-out and Call Option	2,455	—
Other	4,092	2,907

Total other current liabilities	$23,529	$16,383

Note 18—Asset Impairment Charges

During fiscal year 2003, the Company recorded approximately $1.7 million of asset impairment charges related to long-lived assets of certain underperforming Sizzler restaurants, of which $1.3 million was recorded in the fourth quarter of 2003. The Company performed an impairment review and concluded that undiscounted projected future operating cashflows were below the carrying amount of the related assets. The Company recorded asset impairment charges of $1.3 million and $0.5 million during fiscal years 2002 and 2001, respectively.

Note 19—Restaurant Assets Held for Sale

During fiscal year 2003, the Company reevaluated the challenges of managing geographically remote markets and decided to franchise the New York market, which currently has 11 Company-owned Sizzler® restaurants. Restaurant assets held for sale reflected on the consolidated balance sheets relate to ten New York restaurants and one California restaurant. Restaurant assets held for sale primarily reflect leasehold improvements and restaurant equipment net of impairment charges of $1.2 million in fiscal year 2003. The Company plans to sell its New York restaurants to new and existing franchisees within the next fiscal year.

The components of the restaurant assets held for sale included in the consolidated balance sheets are as follows (in thousands):

April 30, 2003
Inventories	$341
Prepaid expenses	106
Property and equipment, net	3,579

Assets related to restaurants held for sale	$4,026

Note 20—Foreign Currency Exchange

WRC has certain intercompany advances, totaling $18.5 million at April 30, 2003, to its Australian and New Zealand subsidiaries. These advances are denominated in Australian and New Zealand dollars. During fiscal year 2003, the Company decided that these advances, previously accounted for as permanent investments, will be repatriated by August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $0.9 million of foreign currency gains during fiscal year 2003 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the Consolidated Statements of Income.

Note 21—Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss as of April 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Foreign currency translation	$(5,782)	$(5,530)
Minimum pension liability	(4,680)	(2,641)
Fair market value of derivatives	(40)	(123)

Total accumulated other comprehensive loss	$(10,502)	$(8,294)

No tax effect was recorded for the components of accumulated other comprehensive loss as any additional deferred income tax assets would result in a full valuation allowance.

Schedule I—Condensed Financial Information of Registrant

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

Condensed Balance Sheets

(In thousands)

	As of April 30,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$3,406	$1,990
Prepaid expenses and other current assets	376	706

Total current assets	3,782	2,696

Property and equipment, at cost
Buildings and leasehold improvements	881	873
Equipment	8,450	7,919

	9,331	8,792
Less—accumulated depreciation and amortization	(7,715)	(7,305)

Total property and equipment, net	1,616	1,487

Investment in subsidiaries	98,636	83,861

Deposits and other assets	1,086	1,164

Total assets	$105,120	$89,208

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

Condensed Balance Sheets

(In thousands, except par value)

	As of April 30,
	2003	2002
LIABILITIES
Current liabilities
Current portion of capital lease obligations	$138	$—
Accounts payable	414	1,264
Other current liabilities	4,440	2,139

Total current liabilities	4,992	3,403

Intercompany payable	26,279	18,879

Capital lease obligation, net of current portion	74	—

Pension liability	13,326	11,725

Stockholders’ equity
Common stock, authorized 50,000 shares at $.01 Par value; issued and outstanding 29,232 and 27,232 and 29,205 and 27,205 at April 30, 2003 and 2002, respectively	292	292
Additional paid-in capital	280,001	279,904
Accumulated deficit	(205,207)	(212,566)
Treasury stock, 2,000 shares at cost at April 30, 2003 and 2,000 shares at April 30, 2002	(4,135)	(4,135)
Accumulated other comprehensive loss	(10,502)	(8,294)

Total stockholders’ equity	60,449	55,201

Total liabilities and stockholders’ equity	$105,120	$89,208

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

Condensed Statements of Income and Comprehensive Income

(In thousands)

	For the Years Ended April 30,
	2003	2002	2001
Revenues
Allocated general and administrative	$6,111	$7,125	$8,744

Costs and expenses
Depreciation and amortization	496	338	339
General and administrative	10,034	10,478	8,848

Total operating costs and expenses	10,530	10,816	9,187

Operating loss	(4,419)	(3,691)	(443)

Interest expense	774	800	808
Equity in earnings of subsidiaries	11,291	7,840	3,830
Investment income	1,261	1,131	144

Income before income taxes	7,359	4,480	2,723

Provision for income taxes	—	—	—

Net income	$7,359	$4,480	$2,723

Comprehensive Income:

Net Income	$7,359	$4,480	$2,723

Foreign currency adjustments	(252)	(145)	959
Minimum pension liability	(2,039)	(2,641)	—
Change in accounting principle	—	(242)	—
Unrealized gain on derivative instruments	83	119	—

Total comprehensive income	$5,151	$1,571	$3,682

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

Condensed Statements of Cash Flows

(In thousands)

	For the Years Ended April 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(5,701)	$(701)	$862

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Pat & Oscar’s®	—	—	(16,524)
Purchases of property and equipment	(259)	(1,184)	(277)

Net cash used in investing activities	(259)	(1,184)	(16,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Intercompany borrowing amounts	7,400	4,340	5,177
Repurchase of common stock	—	(946)	(1,241)
Repayment of debt	(121)	—	—
Australia dividend	—	—	9,838
Sale of shares	97	59	352
Other	—	(1)	69

Net cash provided by financing activities	7,376	3,452	14,195

Net increase (decrease) in cash and equivalents	1,416	1,567	(1,744)

Beginning balance, cash and cash equivalents	1,990	423	2,167

Ending balance, cash and cash equivalents	$3,406	$1,990	$423

The accompanying notes are an integral part of these condensed financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. (Registrant)

Notes to Condensed Financial Statements

Note 1—The Company

Worldwide Restaurant Concepts, Inc., (“WRCI”) is a holding company that owns and operates multiple subsidiaries. Dividends from Pat & Oscar’s are restricted as a result of loan agreements.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of WRCI reflect the investment in wholly-owned subsidiaries using the equity method.

Statement of Cash Flows

For purposes of this statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of 90 days or less. WRCI made cash interest payments of $14,000, $0 and $0 for the fiscal years 2003, 2002 and 2001, respectively. WRCI made cash tax payments of $37,000, $106,000 and $25,000 during fiscal years 2003, 2002 and 2001, respectively.

Taxes

WRCI provides for taxes consistent with FAS 109. All deferred assets and liabilities are offset by a valuation allowance due to the historical losses that have been sustained by WRCI.

Other Policies

WRCI follows all applicable accounting policies consistent with those of the consolidated group.

Note 3—Required Disclosures

Notes Payable: WRCI had capital lease obligations in the amount of $212,000 outstanding at April 30, 2003 with payments of $138,000 and $74,000 due in fiscal years 2004 and 2005, respectively. WRCI had no debt at April 30, 2003.

Intercompany Borrowing: WRCI borrowed money from consolidated subsidiaries in the amount of $7.4 million, $4.3 million and $5.2 million in fiscal years 2003, 2002 and 2001, respectively.

Dividends: WRCI received $9.8 million in dividends during the year ended April 30, 2001. WRCI did not receive any dividends from subsidiaries during fiscal years 2003 and 2002.

Schedule II—Valuation and Qualifying Accounts

The following is a summary of the activity in valuation and qualifying accounts:

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

Allowance for Accounts and

Notes Receivable

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended April 30, 2003	$817	$16	$82	$751

Year ended April 30, 2002	$982	$120	$285	$817

Year ended April 30, 2001	$920	$62	$—	$982

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Effective May 20, 2002, upon the recommendation of the Audit Committee, the Board of Directors of the Company unanimously appointed Deloitte & Touche LLP (“Deloitte”) to replace Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors for the fiscal year ended April 30, 2002 and for the fiscal year ending April 30, 2003. The Company’s appointment of Deloitte for the fiscal year ending April 30, 2003 was ratified by its stockholders at the annual meeting held on August 28, 2002.

Andersen’s reports on the Company’s consolidated financial statements for fiscal years 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal years 2001 and 2000 and through May 20, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

PART III

Item 10: Directors and Executive Officers of the Registrant

Information required by this item with respect to the Company’s directors is set forth under the captions “Election of Directors” and “Stock Ownership of Management” in the Company’s Proxy Statement for its 2003 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company’s executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant” as of June 30, 2003.

Item 11: Executive Compensation

Information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors” in the Company’s Proxy Statement for its 2003 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption “Stock Ownership of Management” in the Company’s Proxy Statement for its 2003 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Transactions with Directors and Management” in the Company’s Proxy Statement for its 2003 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 14: Controls and Procedures

Within the 90 days prior to the date of this annual report on Form 10-K, the Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and in consultation with the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President/Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s annual SEC filings. There have been no significant factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed as part of the report:

(1)	Financial Statements:

Selected Quarterly Financial Data

Independent Auditors’ Report

Consolidated Balance Sheets of Worldwide Restaurant Concepts, Inc. and Subsidiaries as of April 30, 2003 and 2002

Consolidated Statements of Income of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2003

Consolidated Statements of Cash Flows of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

I.	Condensed Financial Information of Registrant

II.	Valuation and Qualifying Accounts

(3)	Exhibits:

Number	Description

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement Number 33-38412.

3.2	Certificate of Ownership and Merger of Worldwide Restaurant Concepts, Inc. into Sizzler International, Inc., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-8 Registration Statement No. 333-47661 filed November 14, 2001.

3.3	Bylaws of Registrant, as amended April 23, 2003.

4.0	Rights Agreement dated January 22, 2001 between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K Report filed January 22, 2001.

10.1	Employee Savings Plan of Registrant, restated as of January 1, 1992, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

10.2	Amendment to Employee Savings Plan of Registrant, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.3	Registrant’s Executive Supplemental Retirement Plan (effective May 1, 1985 and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1996.

10.4	Employment Agreement dated February 8, 1999 between Registrant and Charles L. Boppell, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.5	Amended and Restated Services Agreement dated May 5, 1999 between Registrant and Charles F. Smith, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.6	Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

10.7	1997 Employee Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No.1 to S-8 Registration Statement Number 333-47661 filed November 14, 2001.

10.8	1997 Non-Employee Directors Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-47659 filed November 14, 2001.

10.9	Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.10	Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.11	Form of Franchise Agreement between Kentucky Fried Chicken Pty, Limited and Collins Foods International Pty, Ltd. relating to KFC® restaurant franchise, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.20	Standard Office Lease—Gross American Industrial Real Estate Association corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1998.

10.21	Amended and Restated LLC Membership Interest Purchase Agreement dated August 21, 2000 among the Registrant, as purchaser, and FFPE Holding Company, Inc., JBS Investments, Ltd., OMS Investments, Ltd., TDM Enterprises, Ltd., Oscar Sarkisian and Martha Patricia Sarkisian (individually and as Co-Trustees of Sarkisian Family Trust UTD July 19, 1995), John Sarkisian, Bernadette Sarkisian, and Tamara Sarkisian-Celmo (individually and as Trustee of the Tamara Sarkisian-Celmo Family Trust UTD October 16, 1997), FFPE, LLC, and S & C Company, Inc., as the selling parties, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 14, 2000.

10.22	Credit Agreement dated May 23, 2000 between the Registrant, as lender, S & C Company, Inc., and FFPE, LLC, as borrowers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed June 5, 2000.

10.23	Membership Interest Pledge Agreement, dated August 30, 2000, among the Registrant, as secured party, and FFPE Holding Company, Inc., as debtor, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 14, 2000.

10.24	Call Option Agreement dated August 30, 2000 between FFPE Holding Company, Inc., as optionor, and the Registrant, as optionee, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 14, 2000.

10.25	Put Option Agreement (John Sarkisian) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 14, 2000.

10.26	Put Option Agreement (Tammy-Sarkisian-Celmo) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 14, 2000.

10.27	Warrant dated August 30, 2000 issued by the Registrant to FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 14, 2000.

10.28	Warrant Registration Rights Agreement dated August 30, 2000 between the Registrant and FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K report filed September 14, 2000.

10.29	Employment Agreement dated August 30, 2000 between the Registrant and John Sarkisian, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K report filed September 14, 2000.

10.30	Employment Agreement dated August 30, 2000 between the Registrant and Tamara Sarkisian-Celmo, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K report filed September 14, 2000.

10.31	AUD$46.0 million Bill Acceptance and Discount Facility dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 1, 2000.

10.32	Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated August 21, 2000 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed September 1, 2000.

10.33	Guaranty and Indemnity dated August 21, 2000 between the Registrant as Guarantor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 1, 2000.

10.34	Stock Pledge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Charger and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 1, 2000.

10.35	Fixed and Floating Charge dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 1, 2000.

10.36	Fixed and Floating Charge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 1, 2000.

10.37	Subordination Deed dated August 21, 2000 between the Registrant and various of its subsidiaries as Junior Creditor and Westpac Banking Corporation as Senior Creditor, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 1, 2000.

10.38	Loan and Security Agreement dated December 20, 2000 by and between Heller Financial Leasing, Inc., and Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed January 11, 2001.

10.39	Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed January 11, 2001.

10.40	Future Advance Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed January 11, 2001.

10.41	Guaranty dated December 20, 2000, of Registrant (Guarantor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed January 11, 2001.

10.42	Environmental Indemnity Agreement dated December 20, 2000, by and between Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., and Registrant (Indemnitor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed January 11, 2001.

10.43	Certificate Regarding Management dated December 20, 2000, of Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed January 11, 2001.

10.44	Stay Bonus Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.44 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.45	Collins Foods Share Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.45 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.46	Productivity Bonus Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.46 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.47	Shareholders Agreement dated March 30, 2001 between Collins Foods Group Pty, Ltd., Registrant, Restaurant Concepts International, Inc., and members of the Australian Management Group, incorporated herein by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the fiscal year ended April 29, 2001.

10.48	Registrant’s 2001 AMG Restricted Stock Plan dated March 26, 2001, incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 Registration Statement filed May 25, 2001, incorporated herein by reference to Exhibit 10.48 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.49	Form of Restricted Share Agreement between Registration entered into between Registrant and members of the Australian Management Group pursuant to Registrant’s

2001 Restricted Stock Plan dated March 26, 2001 incorporated herein by reference to Exhibit 10.49 of the Registrants Form 10-K for the fiscal year ended April 29, 2001.

10.50	Standard Office Lease- Sherman Oaks Galleria Park Partners, LLC Agreement dated July 19, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 9, 2001.

10.51	Australian Sale and Leaseback Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter of the 2003 fiscal year.

10.52	AUD$3.0 million Multiple Option Facility dated April 8, 2003 between Collins Restaurants Management Pty, Ltd. and Westpac Banking Corporation.

10.53	AUD$40.0 million Bill Acceptance and Discount Facility dated July 15, 2003 between Collins Restaurant Management Pty, Ltd. and Westpac Banking Corporation.

21.00	Subsidiaries of Registrant

23.00	Consent of Deloitte & Touche LLP

23.10	Consent of Arthur Andersen LLP

99.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated November 26, 2002 reporting the following press releases.

On November 26, 2002, the Company issued a press release announcing the opening of the sixteenth Pat & Oscar’s® restaurant.

On December 3, 2002, the Company issued a press release announcing the opening of the seventeenth Pat & Oscar’s® restaurant

On January 15, 2003, the Company issued a press release announcing a ten restaurant franchise agreement at Sizzler USA.

On March 3, 2003, the Company issued a press release announcing the conference call to discuss third quarter fiscal year 2003 financial results.

On March 10, 2003, the Company issued a press release announcing the opening of the eighteenth Pat & Oscar’s® restaurant.

On March 17, 2003, the Company issued a press release announcing the opening of the nineteenth Pat & Oscar’s® restaurant.

On March 18, 2003, the Company issued a press release reporting third quarter fiscal year 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2003	WORLDWIDE RESTAURANT CONCEPTS, INC.

	By:	/s/ Charles L. Boppell
Charles L. Boppell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles L. Boppell Charles L. Boppell	President, Chief Executive Officer and Director	July 17, 2003

/s/ James A. Collins James A. Collins	Chairman Emeritus and Director	July 17, 2003

/s/ Barry E. Krantz Barry E. Krantz	Director	July 17, 2003

/s/ Phillip D. Matthews Phillip D. Matthews	Chairman of the Board and Director	July 17, 2003

/s/ Robert A. Muh Robert A. Muh	Director	July 17, 2003

/s/ Charles F. Smith Charles F. Smith	Director	July 17, 2003

/s/ Kevin W. Perkins Kevin W. Perkins	Executive Vice President and Director	July 17, 2003

/s/ A. Keith Wall A. Keith Wall	Vice President and Chief Financial Officer (principal financial and accounting officer)	July 17, 2003

/s/ Mary E. Arnold Mary E. Arnold	Vice President and Controller	July 17, 2003

WORLDWIDE RESTAURANT CONCEPTS, INC.

Form 10-K

SECTION 302 CERTIFICATION

I, Charles L. Boppell, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Worldwide Restaurant Concepts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003	/s/ Charles L. Boppell
Charles L. Boppell
President and Chief Executive Officer

WORLDWIDE RESTAURANT CONCEPTS, INC.

Form 10-K

SECTION 302 CERTIFICATION

I, A. Keith Wall, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Worldwide Restaurant Concepts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial Officer