Form 10-Q
period 2003-07-20
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2003-08-29
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10—Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 20, 2003

or

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes    ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2003

Common Stock $0.01 Par Value	27,336,492 shares

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	July 20, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$19,589	$26,303
Restricted cash	6,533	2,050
Receivables, net of an allowance of $711 at
July 20, 2003 and $695 at April 30, 2003	3,010	2,560
Inventories	4,477	4,448
Deferred income taxes	2,382	2,382
Prepaid expenses and other current assets	2,804	2,205
Assets related to restaurants held for sale	4,006	4,026

Total current assets	42,801	43,974

Property and equipment, net	68,598	67,998
Long-term notes receivable (including $200 of related party receivables at July 20, 2003 and April 30, 2003), net of an allowance of $56 at July 20, 2003 and April 30, 2003	797	828
Deferred income taxes	10,158	9,985
Goodwill, net	23,636	23,636

Intangible assets, net of accumulated amortization of $868 at July 20, 2003 and $799 at April 30, 2003	2,178	2,162
Other assets	1,013	1,065

Total assets	$149,181	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	July 20, 2003	April 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,017	$6,844
Accounts payable	12,744	14,119
Other current liabilities	22,886	23,529
Income taxes payable	2,719	3,108

Total current liabilities	45,366	47,600

Long-term debt, net of current portion	17,278	18,431
Deferred gains and revenues	9,644	9,715
Pension liability	13,205	13,326

Total liabilities	85,493	89,072

Minority interest	113	127
Stockholders’ Equity:
Capital stock—
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,318 and 27,318 shares and 29,232 and 27,232 shares at July 20, 2003 and April 30, 2003, respectively	293	292
Additional paid-in capital	280,173	280,001
Accumulated deficit	(201,654)	(205,207)
Treasury stock, 2,000 shares at July 20, 2003 and at April 30, 2003, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(11,102)	(10,502)

Total stockholders’ equity	63,575	60,449

Total liabilities and stockholders’ equity	$149,181	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED JULY 20, 2003 AND JULY 21, 2002

(Unaudited)

(In thousands, except per share data)

	July 20, 2003	July 21, 2002
Revenues
Restaurant sales	$75,767	$65,683
Franchise revenues	2,053	2,004

Total revenues	77,820	67,687

Operating costs and expenses
Cost of sales	25,555	22,259
Labor and related expenses	20,498	18,187
Other operating expenses	18,665	15,611
Depreciation and amortization expense	2,625	2,171
General and administrative expense	5,408	5,649

Total operating costs	72,751	63,877

Operating income	5,069	3,810

Interest expense	552	632
Investment income	108	191

Income before income taxes and minority interest	4,625	3,369
Minority interest	2	—

Income before income taxes	4,623	3,369
Provision for income taxes	1,070	112

Net income	$3,553	$3,257

Basic earnings per share	$0.13	$0.12

Diluted earnings per share	$0.12	$0.12

	July 20, 2003	July 21, 2002
OPERATING ACTIVITIES
Net income	$3,553	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,625	2,171
Deferred income tax provision (benefit)	87	(462)
Allowance for bad debts	49	58
Loss (gain) on sale of assets	163	(10)
Amortization of deferred revenue	(261)	(291)
Asset write downs and retirements	185	—
Foreign currency gain	(954)	—
Minority interest expense	2	—
Other	(92)	55
Changes in operating assets and liabilities:
Receivables	(447)	(384)
Inventories	105	55
Prepaid expenses and other assets	(563)	(987)
Accounts payable	(1,808)	(1,118)
Deferred gains and other current liabilities	(1,152)	351
Income taxes payable	(536)	(416)

Net cash provided by operating activities	956	2,279

INVESTING ACTIVITIES
Additions to property and equipment	(2,656)	(943)
Proceeds from sale of property and equipment	340	424
Increase in restricted cash	(4,483)	(150)
Acquisition of minority interest in subsidiary	—	(1,015)
Other, net	(55)	(52)

Net cash used in investing activities	(6,854)	(1,736)

FINANCING ACTIVITIES
Reduction of long-term debt	(1,739)	(1,689)
Distributions to minority partners	(16)	—
Exercise of stock options	173	44
Other, net	—	2

Net cash used in financing activities	(1,582)	(1,643)

Effect of foreign exchange on cash	766	320

Net decrease in cash and cash equivalents	(6,714)	(780)

Cash and cash equivalents at beginning of period	26,303	25,943

Cash and cash equivalents at end of period	$19,589	$25,163

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

FOR THE TWELVE WEEKS ENDED JULY 20, 2003 AND JULY 21, 2002

(Unaudited)

(in thousands)

	July 20, 2003	July 21, 2002
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$670	$745
Income taxes	1,485	832

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. and its subsidiaries (“WRC” or the “Company”). The financial statements include the Company’s worldwide operation of the Sizzler® family steakhouse concept, including Company-owned outlets and activities related to the development and operation of Sizzler® franchises, as well as the operations of KFC® franchises in Queensland, Australia and the operations of Pat & Oscar’s® Company-owned outlets in the United States.

The information for the 12 weeks ended July 20, 2003 and July 21, 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.

2.	Stock-Based Compensation:

The Company uses the intrinsic value method of accounting for stock options granted to employees as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of the grant. Had the Company applied fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Twelve weeks ended
	July 20, 2003	July 21, 2002
Net income	$3,553	$3,257
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	15	15
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(601)	(503)

Pro forma basic net income	$2,967	$2,769
Deduct: Income attributed to AMG options
dilution (see Note 10)	(237)	—

Pro forma diluted net income	$2,730	$2,769

Earnings per share:
Basic, as reported	$0.13	$0.12
Basic, pro forma	$0.11	$0.10
Diluted, as reported	$0.12	$0.12
Diluted, pro forma	$0.10	$0.10

3.	Comprehensive Income:

Comprehensive income for the twelve weeks ended July 20, 2003 and July 21, 2002, is as follows (in thousands):

	Twelve weeks ended
	July 20, 2003	July 21, 2002
Net income	$3,553	$3,257
Foreign currency translation adjustments	(666)	85
Change in fair value of derivative instrument, net of tax	37	(6)
Amortization of pension liability	29	15

Total comprehensive income	$2,953	$3,351

4.	Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or are generated from franchise activity. The Company’s reportable segments are based on geographic area and product brand. Sizzler Domestic consists of all United States and Latin America Sizzler® restaurants and franchise operations. Pat & Oscar’s consists of operations of the Pat & Oscar’s® restaurant and related catering functions. Sizzler International consists of all other Sizzler® restaurants and franchise operations. KFC consists of all KFC® franchise restaurants operated by the Company in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, operating income and identifiable assets.

Operating income includes segment operating results before investment income, interest expense, minority interest, income taxes, and allocated corporate overhead. The corporate and other components of operating income represent corporate selling and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable and various other assets.

	Twelve weeks ended
	July 20, 2003	July 21, 2002
Revenues (in thousands):
Sizzler—Domestic	$24,123	$25,342
Pat & Oscar’s	12,818	10,787
Sizzler—International	11,080	9,000
KFC	29,799	22,558

Total revenues	$77,820	$67,687

	Twelve weeks ended
	July 20, 2003	July 21, 2002
Operating income (in thousands):
Sizzler—Domestic	$2,147	$2,626
Pat & Oscar’s	681	1,077
Sizzler—International	194	137
KFC	3,101	2,290
Corporate and other	(1,054)	(2,320)

Total operating income	$5,069	$3,810

Reconciliation to net income (in thousands):
Total operating income	$5,069	$3,810
Interest expense	552	632
Investment income, net	108	191
Minority interest	2	—

Income before income taxes	4,623	3,369
Provision for income taxes	1,070	112

Net income	$3,553	$3,257

	July 20, 2003	April 30, 2003
Identifiable assets (in thousands):
Sizzler—Domestic	$51,215	$53,210
Pat & Oscar’s	47,961	47,333
Sizzler—International	8,194	8,725
KFC	14,891	14,694
Corporate and other	26,920	25,686

	$149,181	$149,648

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended
	July 20, 2003	July 21, 2002
Revenues from external customers:
Domestic	$36,941	$36,129
International	40,879	31,558

Total revenues	$77,820	$67,687

	July 20, 2003	April 30, 2003
Long-lived assets:
Domestic	$75,244	$75,175
International	20,181	17,236

	$95,425	$92,411

5.	Goodwill and Intangible Assets:

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

	July 20, 2003	April 30, 2003	Weighted Average Amortization Period (years)
Franchise rights	$1,333	$1,261	10
Accumulated amortization	(618)	(566)
Trademarks	1,539	1,526	31
Accumulated amortization	(250)	(233)
Other intangibles	174	174	indefinite
Accumulated amortization	—	—

Total intangibles	3,046	2,961
Total accumulated amortization	(868)	(799)

Net intangible	$2,178	$2,162

Amortization expense related to intangible assets was $37,000 for the quarter ended July 20, 2003. There was no impairment loss recorded during the quarter. Amortization expense is expected to be approximately $160,000 in each of the next five fiscal years.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earning per share (“EPS”):

	Twelve weeks ended
(In thousands, except EPS)	July 20, 2003	July 21, 2002
Numerator for basic EPS—Net income	$3,553	$3,257
Income attributed to AMG options dilution (see Note 10)	(237)	—

Numerator for diluted EPS—Net income	$3,316	$3,257
Denominator for basic EPS—weighted average shares of common stock outstanding	27,312	27,230
Effect of dilutive stock options	928	735

Denominator for diluted EPS—adjusted weighted average shares outstanding	28,240	27,965

Basic earnings per share	$0.13	$0.12

Diluted earning per share	$0.12	$0.12

Antidilutive options not included in computation of diluted EPS	1,716	2,539

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 20, 2003, the Company has letters of credit totaling $5.1 million that are restricted for this purpose.

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases pending against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company, and E&B Management Company’s

principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but one case has been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations; however, the outcome is uncertain.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material adverse impact on the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County, entered judgment in favor of the Company on all claims at issue. Mr. Sarkisian has 60 days from service of the notice of entry of judgment in which to file a notice of appeal.

8.	New Accounting Standards:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in the Notes to the Condensed Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

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

9.	Foreign Currency Exchange

Worldwide Restaurants Concepts, Inc. has certain intercompany advances to its

Australian subsidiaries, totaling $15.7 million at July 20, 2003. These advances are denominated in Australian dollars. During fiscal year 2003, the Company decided that these advances, previously accounted for as permanent investments, would be repatriated by August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $1.0 million of foreign currency gain in the first quarter of fiscal year 2004 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the condensed consolidated statements of income. On July 8, 2003, to hedge the foreign currency exchange risk on anticipated future repatriation, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars) that expires on August 21, 2003. The Company has accounted for this option as a derivative and has recorded the fair value of the option in the amount of $0.3 million as part of prepaid expenses and other current assets in the condensed consolidated financial statements.

10.	Australian Management Transaction

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain AMG employees were granted options to purchase 2.9 million shares, representing a 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.65 at July 20, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ending August 20, 2003, are entitled to their share of a retention bonus aggregating $1.4 million Australian, which can only be applied to the exercise price of the options. Such amount has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $1.71 at July 20, 2003), the estimated fair value of the shares on the grant date. These shares represent a 4.0 percent interest in CFG. The AMG may be granted further options representing 1.6 percent of the outstanding shares and stock options of CFG subject to the achievement of certain specified profitability targets for the one year ended August 20, 2003. The Company has engaged its independent auditors to conduct an audit of the results which should be completed in the second quarter of fiscal year 2004. All of the existing options became, and remain exercisable for a period of one year commencing August 20, 2003 and become immediately exercisable in the event of a change in control of CFG.

The CFG options are considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements. Until recently, the dilutive effect of the outstanding options has not been material. If the options are exercised, earnings per share could be diluted by up to 20.0 percent of CFG’s net income.

From August 21, 2003 to November 21, 2004, the AMG has the contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected within the next 90 to 120 days.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares are subject to resale restrictions until April 6, 2006. Under the terms of the tentative revised agreement, such restrictions will be removed effective with the date of the revised agreement.

11.	Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaces its credit facility (“Primary Credit Facility”) mentioned below. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. Additional terms and conditions of the agreement are similar to those of the Primary Credit Facility. The maximum principal commitment under the Revised Credit Facility is $26.1 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Primary Credit Facility mentioned below.

As of July 20, 2003, the Company’s debt included a Primary Credit Facility with Westpac that was collateralized by its Australian subsidiary’s assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provided for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at July 20, 2003), plus a 2.3 percent margin. The agreement was subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. At the end of the quarter, the Company’s unpaid principal balance on the Primary Credit Facility was approximately $11.5 million ($17.5 million Australian dollars).

On June 4, 2003, the Company entered into an additional credit facility with Westpac. This credit facility utilizes the same collateral, is subject to the same financial covenant restrictions, and is subject to the same term and potential extension as the Primary Credit Facility with Westpac. The term of this facility expires in August 2004 and may be extended for an additional six months at Westpac’s discretion. The maximum principal commitment under the facility is $2.0 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.3 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.7 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Primary Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 1.0 percent (currently 9.0 percent). There is a 1.0 percent fee applicable to any undrawn portion of either option.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE

TWELVE WEEKS ENDED JULY 20, 2003 VERSUS JULY 21, 2002

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended July 20, 2003 were $77.8 million compared to $67.7 million for the quarter ended July 21, 2002, an increase of $10.1 million or 15.0 percent. The increase is primarily due to having six additional Pat & Oscar’s® and four new KFC® restaurants open and significant same store sales increases from the KFC and Sizzler International divisions. Revenues from the international division were also helped by a 17.5 percent increase in the average Australian exchange rate that represents approximately $6.1 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s U.S. restaurants due, in part, to a weaker domestic economy.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2003				FY 2004
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1
SIZZLER

Sizzler USA Company-owned	0.6%	-1.1%	-3.5%	-2.7%	-3.4%
Sizzler USA Franchise	—	—	—	—	-0.8%
Sizzler USA Combined	—	—	—	—	-1.5%
Sizzler International Company-owned	11.4%	10.2%	3.4%	5.7%	8.6%

KFC	8.9%	6.0%	8.0%	9.4%	10.0%

PAT & OSCAR’S	-1.2%	-4.0%	-4.2%	-3.1%	-3.4%

Consolidated operating expenses for the quarter ended July 20, 2003 were $72.8 million compared to $63.9 million for the quarter ended July 21, 2002, an increase of

$8.9 million or 13.9 percent. The increase is primarily due to a 17.5 percent increase in the average Australian exchange rate that represents $5.6 million of the increase. The remaining increase is primarily due to the addition of six new Pat & Oscar’s®, four KFC® restaurants and increased sales volumes from the Company’s international operations that was partially offset by a $1.0 million foreign currency exchange gain resulting from the impact of the strengthening of the Australian dollar on the intercompany payables to the United States. During the first quarter of fiscal year 2004, the Company received partial reimbursement of expenses related to the Sarkisian litigation from its insurance carrier in the amount of $0.4 million. See Note 7—Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Interest expense was $0.6 million for the quarter ended July 20, 2003 compared to $0.6 million for the quarter ended July 21, 2002. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.1 million in the current quarter compared to $0.2 million in the same period of the prior year, a decrease of $0.1 primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market and operating partnership equity interests of those minority shareholders of the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of July 20, 2003, Pat & Oscar’s had entered into partnership agreements with three regional managers and contemplates entering into additional partnership agreements with certain managers in fiscal year 2004. The partnership agreements were not executed until the fourth quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for the first quarter of fiscal year 2003.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.1 million in the current quarter compared to $0.1 million in the same period of the prior year, an increase of $1.0 million. The increase is primarily due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions. In addition, during the first quarter of fiscal year 2003, the Company lowered its valuation allowance by $0.5 million to reduce the value of its net operating loss carryforwards to an amount which the Company believes is more likely than not to be realized. The Company will continue to monitor the realizability of the deferred tax asset.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended July 20, 2003 were $24.1 million compared to $25.3 million for the quarter ended July 21, 2002, a decrease of $1.2 million or 4.8 percent. Restaurant sales for the current quarter were $22.4 million compared to $23.7 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and lower same store sales due to a weaker economy. There were 61 Company-operated Sizzler® restaurants as of July 20, 2003 and 65 as of July 21, 2002. Since the first quarter of last year, the Company closed two locations due to unprofitable operations and franchised two locations. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.7 million in the current quarter compared to $1.6 million in the same period of the prior year, an increase of $0.1 million or 5.5 percent. Franchise revenues were higher due to franchise fees received for opening three franchise locations in the first quarter of fiscal year 2004. Franchise revenues were produced by 183 franchised Sizzler® restaurants, including 14 in Latin America as of July 20, 2003 compared to 183 franchised Sizzler® restaurants, including 13 in Latin America as of July 21, 2002. Since the first quarter of last year, the Company opened three new locations, converted two Company-owned locations to franchises and closed five locations.

Prime costs were $14.2 million in the current quarter compared to $15.1 million in the same period of the prior year, a decrease of $0.9 million. Prime costs, which include food and labor, decreased to 63.2 percent of net restaurant sales compared to 63.5 percent in the same period of the prior year. The decrease in the prime cost percentage is a result of a menu price increase during the first quarter of fiscal year 2004 partially offset by higher labor costs due to the impact of having less sales to cover fixed wages and higher workers’ compensation costs.

Other operating expenses were $5.9 million for the current quarter compared to $5.6 million for the same period of the prior year, an increase of $0.3 million or 3.9 percent. This increase is primarily due to an asset impairment write down on one restaurant of $0.2 million.

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

The Company is also implementing an exterior upgrade featuring a stone portico, awnings and additional lighting. In conjunction with the exterior remodel, the Company is testing a new interior remodel featuring softer yellow and golden wood tone finishes, contemporary lighting and a more open floor plan and order area. The Company plans to complete three exterior and interior remodels in fiscal year 2004 at a cost of approximately $200,000 per remodel.

The Company is continuing to execute its plan to transition nine New York area restaurants to existing or new franchisees and expects this plan to be completed by the end of fiscal year 2004. Two New York area restaurants will remain as Company-owned but will be operated under a management agreement. In addition, during the first quarter of fiscal year 2004 the Company signed an area development agreement with a new Sizzler® franchisee to open five restaurants in the Las Vegas area over the next three years. Under the terms of this agreement, the franchisee acquired two restaurants from the Company.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $12.8 million for the quarter ended July 20, 2003 compared to $10.8 million in the same period of the prior year, an increase of $2.0 million or 18.8 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 21 at the end of the current quarter compared to 15 in the same period of the prior year. The increase in revenues was partially offset by a decrease of 3.4 percent in same store sales, due in part, to a weaker economy and filling in the San Diego market with Pat & Oscar’s® restaurants. As anticipated, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in the Company’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets.

Prime costs were $7.3 million in the current quarter compared to $6.1 million in the same period of the prior year. Prime costs, which include food and labor, increased to 57.0 percent of net sales compared to 56.4 percent in the same period of the prior year. The increase in prime cost percentage is due to higher labor costs associated with new restaurants opened during last quarter of fiscal year 2003 and the impact of fixed labor on a lower new restaurant sales base. The higher labor costs were partially offset by a decrease in the food cost percentage due to savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for items such as groceries, pork ribs and cheese.

Other operating expenses amounted to $3.3 million for the current quarter compared to $2.5 million for the same period in the prior year, an increase of $0.8 million or 34.9 percent primarily due to the increase in the number of restaurants.

The Company expects to open six to eight new locations during the remainder of fiscal year 2004 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended July 20, 2003 were $11.1 million compared to $9.0 million for the quarter ended July 21, 2002, an increase of $2.1 million or 23.1 percent. This increase was driven by an 8.6 percent increase in same store sales and a 17.5 percent increase in the average Australian dollar exchange rate. The increase in same store sales was due to increased customer counts associated with successful marketing promotions featuring the add-on of a steak or seafood entrée for only $2.00 to $5.00 Australian dollars with the purchase of salad bar and beverage. The increase is also attributed to a higher average guest check due in part to price increases. Restaurant sales for the current quarter were $10.8 million compared to $8.6 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and 30 restaurants during the same period of the prior year. Since the first quarter of last year, the Company closed one restaurant due to unprofitable operations. Franchise revenues were $0.3 million in the current quarter compared to $0.4 million in the same period of the prior year, a decrease of $0.1 million or 10.6 percent. Franchise revenues were produced by two joint venture restaurants and 43 international franchised Sizzler® locations, compared to three joint venture restaurants and 51 international franchised locations in the same period of the prior year. Since the first quarter of last year, the Company opened four franchise locations and one joint venture location, closed 12 franchise locations, including terminating its franchisee that had six locations in Indonesia, and closed two joint venture restaurants. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $7.1 million in the current quarter compared to $5.9 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.4 percent of sales compared to 68.2 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor costs primarily as a result of increased productivity, due to higher sales. Prime costs were also lower due to menu price increases implemented since the first quarter of the prior year that passed on to customers minimum wage and commodity price increases.

Other operating expenses were $2.6 million for the current quarter compared to $2.1 million for the same period of the prior year, an increase of $0.5 million or 24.5 percent primarily due to a higher average Australian dollar exchange rate and costs necessary to support increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current quarter, the Company completed one remodel. The Company plans to complete remodels for five additional restaurants during the remainder of fiscal year 2004.

KFC OPERATIONS

Revenues for the quarter ended July 20, 2003 were $29.8 million compared to $22.6 million for the quarter ended July 21, 2002, an increase of $7.2 million or 32.1 percent. This increase is due to a 10.0 percent increase in same store sales, four additional restaurants and a 17.5 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-up to large value meals. Sales reflect 111 restaurants operating during the current quarter compared to 107 restaurants in the same period of the prior year.

Prime costs were $17.4 million in the current quarter compared to $13.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.6 percent of sales compared to 59.6 percent for the same period of the prior year. The prime cost percent decreased due to lower labor costs primarily as a result of increased productivity, due to higher sales. The decrease was partially offset by increased food costs.

Other operating expenses were $6.9 million for the current quarter compared to $5.3 million for the same period of the prior year, an increase of $1.6 million or 29.7 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels. In addition, the division recorded a loss of $0.1 million on the sale of one excess property during the quarter.

Management is continuing its facilities upgrade program based on positive results of the “face-to-face” drive-thru operation. During the quarter, the Company completed one remodel. The Company plans to open one KFC restaurant and remodel six additional restaurants during the remainder of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003, remain appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $1.0 million for the first twelve weeks of fiscal year 2004 compared to $2.3 million for the same period of the prior year. The decrease is due to a net increase in cash used by operating assets and liabilities of $1.9 million, principally a reduction in current liabilities, partly offset by an increase in net income adjusted for depreciation and amortization expense and other non-cash items of $0.6 million.

The Company’s working capital deficit at July 20, 2003 was $2.6 million including cash, cash equivalents and restricted cash totaling $26.1 million of which $8.7 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 20, 2003, the Company has letters of credit totaling $5.1 million that are restricted for this purpose. At April 30, 2003, the Company had a working capital deficit of $3.6 million. This increase in working capital is primarily due to cash provided by operations partially offset by funds expended for remodel programs and repayments of debt. The current ratio was 0.9 at July 20, 2003 and April 30, 2003.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs. The Company is also pursuing additional sources of capital for expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business, financial position and results of operations.

Capital Expenditures

Capital expenditures were $2.7 million for the twelve weeks ended July 20, 2003 which included $1.3 million used for development of new Pat & Oscar’s restaurants and $1.4 million for remodels and improvements of existing restaurants across all divisions.

During fiscal year 2004, the Company plans to expand its international operations through additional investment in Company-owned restaurants, joint ventures and the sale of additional franchises. In the remainder of fiscal year 2004, the Company expects to remodel five Sizzler® Australia restaurants at a cost of approximately $80,000 each, complete tear down and rebuilds of three KFC® restaurants at a cost of approximately $370,000 each, net of landlord contributions, and remodel three KFC® restaurants at a cost of approximately $340,000 each. In addition, the Company plans to open one new KFC® location at a cost of approximately $450,000, net of landlord contributions. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company contemplates adding six to eight Pat & Oscar’s® locations during the remainder of fiscal year 2004 at a cost of approximately $1.2 to $1.9 million per location, net of landlord contributions. The Company presently plans to complete additional three Sizzler® interior and exterior remodels in the remainder of fiscal year 2004 at a cost of approximately $200,000 each and will monitor the results before continuing with the interior and exterior program. In addition, the Company anticipates developing a new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million.

The Company estimates that capital expenditures in fiscal year 2004 will be approximately $20.0 million and will fund this requirement with cash flow from operations and additional borrowing from Westpac. See Note 11 – Debt, to the Condensed Consolidated Financial Statements. The Company may also utilize existing cash and leasing to support its expansion activities.

Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaces its credit facility (“Primary Credit Facility”) mentioned below. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. Additional terms and conditions of the agreement are similar to those of the Primary Credit Facility. The maximum principal commitment under the Revised Credit Facility is $26.1 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Primary Credit Facility mentioned below.

As of July 20, 2003, the Company’s debt included a Primary Credit Facility with Westpac that was collateralized by its Australian subsidiary’s assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provided for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at July 20, 2003), plus a 2.3 percent margin. The agreement was subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. At the end of the quarter, the Company’s unpaid principal balance on the Primary Credit Facility was approximately $11.5 million ($17.5 million Australian dollars).

On June 4, 2003, the Company entered into an additional credit facility with Westpac. This credit facility utilizes the same collateral, is subject to the same financial covenant restrictions, and is subject to the same term and potential extension as the Primary Credit Facility with Westpac. The term of this facility expires in August 2004 and may be extended for an additional six months at Westpac’s discretion. The maximum principal commitment under the facility is $2.0 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.3 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.7 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Primary Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 1.0 percent (currently 9.0 percent). There is a 1.0 percent fee applicable to any undrawn portion of either option.

In addition, the Company has a $10.0 million, seven year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At July 20, 2003, the Company’s unpaid principal balance was approximately $9.3 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matures in fiscal years 2004 and 2005. The agreement is subject to certain financial covenants and restrictions such as tangible net worth, cash flow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company is restricted based on the terms of the agreement. The loan carries variable interest rate that have ranged from 5.0 percent to 5.3 percent over the past 12 months. The unpaid principal and interest related to this note was $0.5 million. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.0 percent to 5.3 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of July 20, 2003.

Pat & Oscar’s Put and Call Option

On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities and goodwill in the condensed consolidated balance sheets. Mr. Sarkisian, the former owner, has disputed the $1.4 million amount and it is expected that the payment and tender of the remaining 12.8 percent interest may be delayed pending resolution of the litigation initiated by Mr. Sarkisian. See Note 7—Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 were achieved. The Company has accrued an earn-out amount of approximately $1.0 million which is included within other current liabilities and goodwill in the condensed consolidated balance sheets. Although, Mr. Sarkisian, the former owner, had disputed the $1.0 million amount, with the Court’s entry of the final judgment on August 22, 2003, the $1.0 million may be paid in the second quarter of fiscal year 2004. See Note 7—Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain AMG employees were granted options to purchase 2.9 million shares, representing a 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s

Australian subsidiary. The exercise price of the options, Australian $1.00 (U.S. $0.65 at July 20, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ending August 20, 2003, are entitled to their share of a retention bonus aggregating $1.4 million Australian, which can only be applied to the exercise price of the options. Such amount has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $1.71 at July 20, 2003), the estimated fair value of the shares on the grant date. These shares represent a 4.0 percent interest in CFG. The AMG may be granted further options representing 1.6 percent of the outstanding shares and stock options of CFG subject to the achievement of certain specified profitability targets for the one year ended August 20, 2003. The Company has engaged its independent auditors to conduct an audit of the results which should be completed in the second quarter of fiscal year 2004. All of the existing options became, and remain exercisable for a period of one year commencing August 20, 2003 and become immediately exercisable in the event of a change in control of CFG.

The CFG options are considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements. Until recently, the dilutive effect of the outstanding options has not been material. However, as a result of the increase in the fair market value of CFG since the options were granted, the dilutive effect of the CFG options may be up to approximately $0.01 per share per quarter in future quarters and could vary depending on the value of CFG. If the options are exercised, earnings per share could be diluted by up to 20.0 percent of CFG’s net income.

From August 21, 2003 to November 21, 2004, the AMG has the contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected within the next 90 to 120 days.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares are subject to resale restrictions until April 6, 2006. Under the terms of the tentative revised agreement, such restrictions will be removed effective with the date of the revised agreement.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This standard provides accounting guidelines for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The resulting net cost is then depreciated over the remaining life of the underlying long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 on May 1, 2003, the first day of its 2004 fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in the Notes to the Condensed Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of July 20, 2003 has not changed since items reported in Item 7A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003, except as follows:

Interest Rate Risk

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaces its credit facility (“Primary Credit Facility”) mentioned below. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. Additional terms and conditions of the agreement are similar to those of the Primary Credit Facility. The maximum principal commitment under the Revised Credit Facility is $26.1 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Primary Credit Facility mentioned below.

As of July 20, 2003, the Company’s debt included a Primary Credit Facility with Westpac that was collateralized by its Australian subsidiary’s assets, undertakings and intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The loan provided for a three-year term at an interest rate equal to the Australian inter-bank borrowing rate (4.9 percent at July 20, 2003), plus a 2.3 point margin. The agreement was subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. At the end of the quarter, the Company’s unpaid principal balance on the Primary Credit Facility was approximately $11.5 million ($17.5 million Australian dollars).

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 7.5 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At July 20, 2003, the interest rate cap covered approximately 45.7 percent of the loan principal outstanding and expires on August 29, 2003.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 7.5 percent (excluding margin). At July 20, 2003, the interest rate swap contract covered approximately 45.7 percent of the loan principal outstanding and expires on August 29, 2003.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk through a bank loan payable in Australian dollars, which reduced the Company’s exposure by decreasing its net investment.

Worldwide Restaurant Concepts, Inc. has certain intercompany advances to its Australian subsidiaries that are denominated in Australian dollars. During fiscal year 2003, the Company decided that these advances, previously accounted for as permanent investments would be repatriated by August 2003. On July 8, 2003, to hedge the foreign currency exchange risk when funds are repatriated, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars) that expires on August 21, 2003. The Company has accounted for this option as a derivative and has recorded the fair value of the option in the amount of $0.3 million as part of prepaid expenses and other current assets in the condensed consolidated financial statements.

ITEM 4:  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities

Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the plan to complete the remodels of three additional U.S. Sizzler® locations in the remainder of fiscal year 2004; (c) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plans to open six to eight new Pat & Oscar’s® locations in the remainder of fiscal year 2004; (e) the plan to continue testing an interior remodel program for Sizzler® locations in Australia and remodel five Sizzler® restaurants in Australia in the remainder of fiscal year 2004; (f) the continuation of the KFC® scrape and rebuild program at three locations, and the planned opening of one new KFC® location and KFC® remodels at three locations in the remainder of fiscal year 2004; (g) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal contingencies reported herein; (h) the potential payment of approximately $1.0 million for the Pat & Oscar’s earn-out and approximately $1.4 million for the exercise price of the John Sarkisian call option; (i) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures; (k) the anticipated dilutive effect of the exercise of the AMG options on the Company’s earnings per share; and (l) the plan to franchise, in the remainder of fiscal year 2004 nine New York area Sizzler® locations now owned by the Company.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to fund the U.S. Sizzler® remodel program, open the forecasted number of new Pat & Oscar’s® locations, continue the repositioning of the Australian Sizzler® concept, continue the upgrade of KFC® locations, pay the Pat & Oscar’s earn-out and the exercise price of the John Sarkisian call option; (c) the ability of Pat & Oscar’s to acquire a sufficient number of sites to open the forecasted number of new restaurants; (d) the Company’s ability to resolve successfully the legal contingencies reported herein; (e) the Company’s ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; (f) the number of shares in CFG to be acquired by AMG members pursuant to the exercise of their options thereon; (g) the ability of the Company to successfully complete the New York area Sizzler® franchising program; and (h) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases pending against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but one case has been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The Company believes that the resolution of all claims associated with the E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations; however, the outcome is uncertain.

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

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County, entered judgment in favor of the Company on all claims at issue. Mr. Sarkisian has 60 days from service of the notice of entry of judgment in which to file a notice of appeal.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed a report on Form 8-K dated June 9, 2003 reporting:

On March 27 2003, the Company issued a press release announcing the opening of the 20th Pat & Oscar’s® restaurant.

On April 22, 2003, the Company issued a press release announcing the opening of the 21st Pat & Oscar’s® restaurant.

On May 28, 2003 the Company issued a press release announcing that its Pat & Oscar’s® concept had been awarded the 2003 Gold Medallion Award for Best Family Dining by San Diego Chapter of the California Restaurant Association.

On June 6, 2003, the Company issued a press release announcing that the Company received a favorable ruling on all claims brought by John Sarkisian, the founder and former President of the Company’s Pat & Oscar’s division.

The Company filed a report on Form 8-K dated June 12, 2003 reporting:

On June 10, 2003, the Company issued a press release announcing the appointment of a new board of directors’ member.

The Company filed a report on Form 8-K dated June 27, 2003 reporting:

On June 27, 2003 the Company issued a press release announcing earnings for the fourth quarter and fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc.

Registrant

Date: August 29, 2003	/s/ Charles L. Boppell

Charles L. Boppell President, Chief Executive Officer and Director

Date: August 29, 2003	/s/ A. Keith Wall

Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: August 29, 2003	/s/ Mary E. Arnold

Mary E. Arnold Vice President and Controller