Form 10-Q
period 2003-10-12
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2003-11-26
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 12, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2003
Common Stock $0.01 Par Value	27,384,159 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 12, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$29,762	$26,303
Restricted cash	6,692	2,050
Receivables, net of an allowance of $571 at October 12, 2003 and $695 at April 30, 2003	2,921	2,560
Inventories	4,321	4,448
Deferred income taxes	2,382	2,382
Prepaid expenses and other current assets	2,549	2,205
Assets related to restaurants held for sale	6,184	4,026

Total current assets	54,811	43,974

Property and equipment, net	67,176	67,998
Long-term notes receivable (including $200 of related party receivables at October 12, 2003 and April 30, 2003), net of an allowance of $0 at October 12, 2003 and $56 at April 30, 2003	1,185	828
Deferred income taxes	10,319	9,985
Goodwill, net	23,647	23,636
Intangible assets, net of accumulated amortization of $941 at October 12, 2003 and $799 at April 30, 2003	2,248	2,162
Other assets	906	1,065

Total assets	$160,292	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	October 12, 2003	April 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,692	$6,844
Accounts payable	11,496	14,119
Other current liabilities	22,215	23,529
Income taxes payable	2,076	3,108

Total current liabilities	42,479	47,600

Long-term debt, net of current portion	31,897	18,431
Deferred gains and revenues	9,407	9,715
Pension liability	13,080	13,326

Total liabilities	96,863	89,072

Minority interest	79	127
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,379 and 27,379 shares and 29,232 and 27,232 shares at October 12, 2003 and April 30, 2003, respectively	294	292
Additional paid-in capital	280,283	280,001
Accumulated deficit	(201,336)	(205,207)
Treasury stock, 2,000 shares at October 12, 2003 and April 30, 2003, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(11,756)	(10,502)

Total stockholders’ equity	63,350	60,449

Total liabilities and stockholders’ equity	$160,292	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002

(Unaudited)

(In thousands, except per share data)

	October 12, 2003	October 13, 2002
Revenues
Restaurant sales	$150,071	$128,177
Franchise revenues	4,091	3,949

Total revenues	154,162	132,126

Costs and Expenses
Cost of sales	51,079	43,348
Labor and related expenses	41,103	35,757
Other operating expenses	37,812	31,265
Depreciation and amortization	5,124	4,329
General and administrative expenses	12,171	11,203

Total operating costs	147,289	125,902

Operating income	6,873	6,224

Interest expense	1,251	1,252
Investment income	261	469

Income before income taxes and minority interest	5,883	5,441
Minority interest benefit	(38)	—

Income before income taxes	5,921	5,441
Provision for income taxes	2,050	760

Net income	$3,871	$4,681

Basic earnings per share	$0.14	$0.17

Diluted earnings per share	$0.12	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002

(Unaudited)

(In thousands, except per share data)

	October 12, 2003	October 13, 2002
Revenues
Restaurant sales	$74,304	$62,493
Franchise revenues	2,038	1,944

Total revenues	76,342	64,437

Costs and Expenses
Cost of sales	25,524	21,089
Labor and related expenses	20,605	17,569
Other operating expenses	19,147	15,655
Depreciation and amortization	2,499	2,158
General and administrative expenses	6,763	5,554

Total operating costs	74,538	62,025

Operating income	1,804	2,412

Interest expense	699	619
Investment income	153	278

Income before income taxes and minority interest	1,258	2,071
Minority interest benefit	(40)	—

Income before income taxes	1,298	2,071
Provision for income taxes	980	647

Net income	$318	$1,424

Basic earnings per share	$0.01	$0.05

Diluted earnings per share	$—	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002

(Unaudited)

(in thousands)

	October 12, 2003	October 13, 2002
OPERATING ACTIVITIES
Net income	$3,871	$4,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,124	4,329
Deferred income tax provision (benefit)	185	(201)
Allowance for bad debts	84	115
Loss (gain) on sale of assets	293	(10)
Amortization of deferred revenue	(585)	(595)
Asset write downs and retirements	298	—
Foreign currency gain	(769)	—
Minority interest benefit	(38)	—
Other	(22)	263
Changes in operating assets and liabilities:
Receivables	(319)	(554)
Inventories	165	152
Prepaid expenses and other assets	(618)	(551)
Accounts payable	(3,525)	(408)
Deferred gains and other current liabilities	(1,542)	160
Income taxes payable	(1,281)	(1,544)

Net cash provided by operating activities	1,321	5,837

INVESTING ACTIVITIES
Additions to property and equipment	(5,525)	(5,043)
Proceeds from sale of property and equipment	761	448
Increase in restricted cash	(4,642)	(182)
Acquisition of minority interest in subsidiary	(1,048)	(1,041)
Other, net	(163)	(95)

Net cash used in investing activities	(10,617)	(5,913)

FINANCING ACTIVITIES
Issuance of long-term debt	14,802	111
Reduction of long-term debt	(3,583)	(3,244)
Sale of subsidiary equity	25	—
Distributions to minority interest partners	(35)	—
Exercise of stock options	284	65

Net cash provided by (used in) financing activities	11,493	(3,068)

Effect of foreign exchange on cash	1,262	152

Net increase (decrease) in cash and cash equivalents	3,459	(2,992)

Cash and cash equivalents at beginning of period	26,303	25,943

Cash and cash equivalents at end of period	$29,762	$22,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 12, 2003 AND OCTOBER 13 , 2002

(Unaudited)

(in thousands)

	October 13, 2003	October 12, 2002
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,451	$1,191
Income taxes	3,143	2,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the twelve and twenty-four weeks ended October 12, 2003 and October 13, 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. The first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The current fiscal year will include fifty-three weeks with the fourth fiscal quarter having 13 weeks of operations.

2.	Stock-Based Compensation:

The Company uses the intrinsic value method of accounting for stock options granted to employees as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of the grant. Had the Company applied fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” pro forma net (loss) income and pro forma (loss) earnings per share would have been as follows (in thousands, except per share data):

	Twelve weeks ended		Twenty-four weeks ended
	October 12, 2003	October 13, 2002	October 12, 2003	October 13, 2002
Net income	$318	$1,424	$3,871	$4,681
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	90	92	189	184
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(322)	(310)	(929)	(818)

Pro forma basic net income	$86	$1,206	$3,131	$4,047
Deduct: Income attributed to AMG options dilution (see Note 10)	(256)	—	(503)	—

Pro forma diluted net (loss) income	$(170)	$1,206	$2,628	$4,047

Earnings (loss) per share:
Basic, as reported	$0.01	$0.05	$0.14	$0.17
Basic, pro forma	$0.00	$0.04	$0.11	$0.15
Diluted, as reported	$0.00	$0.05	$0.12	$0.17
Diluted, pro forma	$(0.01)	$0.04	$0.09	$0.15

3.	Comprehensive (Loss) Income:

Comprehensive (loss) income for the periods ended October 12, 2003 and October 13, 2002, is as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 12, 2003	October 13, 2002	October 12, 2003	October 13, 2002
Net income	$318	$1,424	$3,871	$4,681
Foreign currency translation adjustments	(660)	(64)	(1,326)	21
Change in fair value of derivative instrument, net of tax	(31)	35	(2)	29
Amortization of pension liability	37	23	74	38

Total comprehensive (loss) income	$(336)	$1,418	$2,617	$4,769

4.	Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or are generated from franchise royalties or fees. The Company’s reportable segments are based on geographic area and product brand. Sizzler Domestic consists of all United States and Latin America based Sizzler® restaurants and franchise operations. Pat & Oscar’s consists of operations of the Pat & Oscar’s® restaurants and related catering services. Sizzler International consists of all other Sizzler® restaurants and franchise operations. KFC consists of all KFC® franchise restaurants operated by the Company in Australia. Corporate and other includes any items not included in the reportable segments listed above. The effects of all intercompany transactions are eliminated when computing revenues, operating income and identifiable assets.

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

	Twelve weeks ended		Twenty-four weeks ended
	October 12, 2003	October 13, 2002	October 12, 2003	October 13, 2002
Revenues (in thousands):
Sizzler - Domestic	$22,610	$23,493	$46,733	$48,836
Pat & Oscar’s	11,419	9,932	24,237	20,720
Sizzler - International	11,410	9,256	22,490	18,256
KFC	30,903	21,756	60,702	44,314

Total revenues	$76,342	$64,437	$154,162	$132,126

Operating income (in thousands):
Sizzler - Domestic	$1,344	$1,800	$3,491	$4,426
Pat & Oscar’s	(610)	435	71	1,512
Sizzler - International	38	310	232	447
KFC	3,234	2,135	6,335	4,425
Corporate and other	(2,202)	(2,268)	(3,256)	(4,586)

Total operating income	$1,804	$2,412	$6,873	$6,224

Reconciliation to net income (in thousands):
Total operating income	$1,804	$2,412	$6,873	$6,224
Interest expense	699	619	1,251	1,252
Investment income, net	153	278	261	469
Minority interest benefit	(40)	—	(38)	—

Income before income taxes	1,298	2,071	5,921	5,441
Provision for income taxes	980	647	2,050	760

Net income	$318	$1,424	$3,871	$4,681

	October 12, 2003	April 30, 2003
Identifiable assets (in thousands):
Sizzler - Domestic	$48,457	$53,210
Pat & Oscar’s	46,069	47,333
Sizzler - International	8,763	8,725
KFC	16,411	14,694
Corporate and other	40,592	25,686

	$160,292	$149,648

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 12, 2003	October 13, 2002	October 12, 2003	October 13, 2002
Revenues from external customers:
Domestic	$34,029	$33,425	$70,970	$69,556
International	42,313	31,012	83,192	62,570

Total revenues	$76,342	$64,437	$154,162	$132,126

	October 12, 2003	April 30, 2003
Long-lived assets:
Domestic	$72,133	$75,176
International	21,844	19,685

	$93,977	$94,861

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during the second quarter of fiscal year 2004 and no impairment was recorded. Approximately $21.9 million of goodwill relates to the Company’s Pat & Oscar’s segment. In completing the fair value assessment of Pat & Oscar’s, consideration was given to the continued strong performance of the San Diego restaurants, the continued belief in the concept’s viability beyond its San Diego base, despite lower than anticipated operating results for some of its locations recently opened outside San Diego, as well as its potential as a franchise vehicle. The following sets forth the intangible assets by major asset class (in thousands):

	October 12, 2003	April 30, 2003	Weighted Average Amortization Period (years)
Franchise rights	$1,450	$1,261	10
Accumulated amortization	(673)	(566)

Trademarks	1,559	1,526	31
Accumulated amortization	(268)	(233)

Other intangibles	180	174	indefinite
Accumulated amortization	—	—

Total intangibles	3,189	2,961
Total accumulated amortization	(941)	(799)

Net intangibles	$2,248	$2,162

Amortization expense related to intangible assets was $38,000 for the quarter ended October 12, 2003 and is expected to be approximately $160,000 in each of the next five fiscal years. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended		Twenty-four weeks ended
(In thousands, except EPS)	October 12, 2003	October 13, 2002	October 12, 2003	October 13, 2002
Numerator for basic EPS - Net income	$318	$1,424	$3,871	$4,681
Income attributed to AMG options dilution (see Note 10)	(256)	—	(503)	—

Numerator for diluted EPS - Net income	$62	$1,424	$3,368	$4,681
Denominator for basic EPS - weighted average shares of common stock outstanding	27,365	27,230	27,328	27,230
Effect of dilutive stock options	1,226	478	1,057	612

Denominator for diluted EPS - adjusted weighted average shares outstanding	28,591	27,708	28,385	27,842

Basic earnings per share	$0.01	$0.05	$0.14	$0.17

Diluted earning per share	$0.00	$0.05	$0.12	$0.17

Antidilutive options not included in computation of diluted EPS	1,346	2,553	1,346	2,553

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of October 12, 2003, the Company has letters of credit totaling $5.1 million for this purpose, which are secured by a corresponding amount of restricted cash.

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases pending against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The petition was denied on September 12, 2003 and Excel has until December 11, 2003 in which to file a Petition For Certiorari to the United States Supreme Court. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material adverse impact on the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County entered a judgment in favor of the Company on all claims at issue. On August 26, 2003, Mr. Sarkisian filed a notice of appeal and on November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final. As a result, the Company’s purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s under the Call Option Agreement between Mr. Sarkisian and Company has been finalized, along with a provision for payment of certain costs and attorneys’ fees by the plaintiffs to the Company.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 40 cases of E.coli have been confirmed by the health department through November 14, 2003. On October 14, 2003, the Company was named as a defendant in a lawsuit filed by a patron who allegedly became ill with E.coli from consuming a salad at a Pat & Oscar’s® restaurant in San Diego County. The lawsuit, filed as a class action, also names Pat & Oscar’s produce distributor, Family Tree Produce (“Family Tree”) and Gold Coast Produce, the processor of lettuce supplied to Pat & Oscar’s® restaurants. The Company has tendered defense of this lawsuit to Family Tree’s insurance company pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company has notified its insurance carrier, but has not yet determined the amount of any claims that may be filed. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position or results of operations. (See Note 12—E.coli Incident, to the Condensed Consolidated Financial Statements).

8.	New Accounting Standards:

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

9.	Foreign Currency Exchange

Worldwide Restaurants Concepts, Inc. had certain intercompany advances to its Australian subsidiaries denominated in Australian dollars. During fiscal year 2003, the Company determined that these advances, previously accounted for as permanent investments, would be repatriated in August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $0.8 million of net foreign currency gains to date in fiscal year 2004 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the Condensed Consolidated Statements of Income. On July 8, 2003, to hedge the foreign currency exchange risk on anticipated future repatriation, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars) that was exercised on August 21, 2003. The Company recorded $0.3 million in option premium cost associated with the put option contract during second quarter of fiscal year 2004. The premium option cost is included within general and administrative expenses in the Condensed Consolidated Statements of Income.

10.	Australian Management Transaction

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares, representing a diluted 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary managing Sizzler® and KFC® in Australia. The exercise price of the options, Australian $1.00 (U.S. $0.69 at October 12, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ended August 20, 2003, were entitled to their share of a retention bonus aggregating $1.4 million Australian, which could only be applied to the exercise price of the options. As of the date of this report no options have been exercised and no retention bonus has been paid. The retention bonus has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $1.81 at October 12, 2003), the estimated fair value of the shares on the grant date. These shares represent a diluted 4.0 percent interest in CFG. In addition, under the terms of the plan, for the one-year period ended August 20, 2003, the AMG participants earned options to purchase 346,000 additional shares of CFG at Australian $4.41 (U.S. $3.04 at October 12, 2003), the estimated fair value of the shares on the grant date. These shares represent a diluted 1.6 percent interest in CFG. All of the existing options became, and remain exercisable for a period of one year commencing August 20, 2003.

The CFG options are considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements. Until recently, the dilutive effect of the outstanding options has not been material. Assuming exercise of all of the options, 19.3 percent of CFG will be owned by AMG, and a like percentage of ongoing CFG net income will be charged to minority interest and be deducted from the Company’s net income. In addition, minority interest will be increased and the Company’s stockholders’ equity will be reduced, to the extent that the fair value of the shares owned by AMG exceed the sum of their initial purchase price plus allocated earnings less distributions.

From August 20, 2003 to November 21, 2004, the AMG has a contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow the AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected within the next three to six months.

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

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $27.6 million ($40.0 million in Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (4.9 percent at October 12, 2003), plus a 2.3 percent margin. At the end of the quarter, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $26.7 million ($38.7 million in Australian dollars).

On September 16, 2003, the Company repaid in full its outstanding loan with Southwest Community bank in the amount of $0.4 million.

12.	E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Since that time, the Company has been working closely with the relevant government health agencies. Health officials focused their investigation on the suppliers of lettuce that was supplied to the restaurants by Gold Coast and Family Tree.

To date, there has been one lawsuit filed (See Note 7 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements), naming the Company as a defendant. The Company has insurance policies to cover this type of event and believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. The Company has tendered defense of this lawsuit to Family Tree’s insurance company pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company has notified its insurance carriers, but has not yet determined the amount of any claims that may be filed.

The expenses related to investigating and minimizing the impact of the E.coli incident through the end of the second quarter of fiscal year 2004 are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales during the third quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report San Diego sales are running 20.0 to 30.0 percent below prior year and the Company expects a corresponding adverse impact on the Company’s net income for the third quarter of fiscal year 2004. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED OCTOBER 12, 2003 VERSUS OCTOBER 13, 2002

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended October 12, 2003 were $76.3 million compared to $64.4 million for the quarter ended October 13, 2002, an increase of $11.9 million or 18.5 percent. The increase is primarily due to having six additional Pat & Oscar’s® and three new KFC® restaurants open and same store sales increases from the Sizzler Domestic, KFC and Sizzler International divisions. Revenues from the international division were also helped by a 21.4 percent increase in the average Australian dollar exchange rate that represents approximately $7.4 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s Pat & Oscar’s® restaurants due, in part, to a weaker domestic economy that has impacted catering sales, filling in of the San Diego market and substantial sales declines in the last week of the current quarter after the E.coli incident and related news stories in the San Diego market (see Notes 7 and 12, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales during the third quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report San Diego sales are running 20.0 to 30.0 percent below prior year and the Company expects a corresponding adverse impact on the Company’s net income for the third quarter of fiscal year 2004. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2003				FY 2004
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2
SIZZLER
Sizzler Domestic Company-owned	0.6%	-1.1%	-3.5%	-2.7%	-3.4%	1.4%
Sizzler Domestic Franchise	N/A *	N/A *	N/A *	N/A *	-0.8%	2.6%
Sizzler Domestic Combined	N/A *	N/A *	N/A *	N/A *	-1.5%	2.3%
Sizzler International Company-owned	11.4%	10.2%	3.4%	5.7%	8.6%	4.2%
KFC	8.9%	6.0%	8.0%	9.4%	10.0%	12.8%

PAT & OSCAR’S	-1.2%	-4.0%	-4.2%	-3.1%	-3.4%	-6.0%

*	Measurement not calculated

Consolidated operating expenses for the quarter ended October 12, 2003 were $74.5 million compared to $62.0 million for the quarter ended October 13, 2002, an increase of $12.5 million or 20.2 percent. The increase is primarily due to a 21.4 percent increase in the average Australian dollar exchange rate that represents $6.3 million of the increase. The remaining increase is primarily due to the addition of six new Pat & Oscar’s®, three KFC® restaurants and increased sales volumes from the Company’s international operations.

Interest expense was $0.7 million for the quarter ended October 12, 2003 compared to $0.6 million for the quarter ended October 13, 2002, an increase of $0.1 million or 12.9 percent due to higher debt balances and higher exchange rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.2 million in the current quarter compared to $0.3 million in the same period of the prior year, a decrease of $0.1 million primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of October 12, 2003, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 20 restaurants and two restaurant general managers. The Company contemplates entering into additional partnership agreements with certain general managers in fiscal year 2004. The partnership agreements were executed after the third quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for the second quarter of fiscal year 2003.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.0 million in the current quarter compared to $0.6 million in the same period of the prior year, an increase of $0.4 million. The increase is primarily due to higher exchange rates and higher income from the Company’s international division and operating losses in the United States for which an income tax benefit was not recorded.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended October 12, 2003 were $22.6 million compared to $23.5 million for the quarter ended October 13, 2002, a decrease of $0.9 million or 3.8 percent. Restaurant sales for the current quarter were $20.9 million compared to $22.0 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year partially offset by a 1.4 percent increase in same store sales due to successful marketing promotions and restaurant remodels from the Company’s West Coast operations. There were 57 Company-operated Sizzler® restaurants as of October 12, 2003 and 65 as of October 13, 2002. Since the second quarter of last year, the Company closed three locations due to unprofitable operations and franchised five locations. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.7 million in the current quarter compared to $1.5 million in the same period of the prior year, an increase of $0.2 million or 10.8 percent. Franchise revenues were higher due to franchise fees received for adding six franchise locations in the second quarter of fiscal year 2004. Franchise revenues were produced by 189 franchised Sizzler® restaurants, including 15 in Latin America as of October 12, 2003 compared to 182 franchised Sizzler® restaurants, including 13 in Latin America as of October 12, 2002. Since the second quarter of last year, seven new franchise locations opened, five Company-owned locations were converted to franchises and five locations were closed.

Prime costs were $13.8 million in the current quarter compared to $14.0 million in the same period of the prior year. Prime costs, which include food and labor, increased to 65.7 percent of net restaurant sales compared to 64.1 percent in the same period of the prior year. The increase in the prime cost percentage is a result of higher labor costs due to higher hourly wages, training costs incurred to increase labor productivity and higher health insurance costs.

Other operating expenses were $5.9 million for the current quarter compared to $5.8 million for the same period of the prior year, an increase of $0.1 million or 1.2 percent. This increase is primarily due to a $0.3 million bankruptcy trust refund in the prior year. This was partially offset by lower operating costs associated with having fewer restaurants.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

The Company is also implementing an exterior upgrade featuring a stone portico, awnings and additional lighting. In conjunction with the exterior remodel, the Company is testing a new interior remodel featuring softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan and order area. The Company has completed three exterior and interior remodels in fiscal year 2004 at a cost of up to $200,000 per remodel. During the remainder of fiscal year 2004, the Company plans to complete eight full remodels and seven partial remodels.

During the second quarter of fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company identified ten Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition six New York area restaurants to existing or new franchisees and expects this transition to be completed by the end of fiscal year 2004. Two New York area restaurants will remain as Company-owned but will be operated under a management agreement by a new franchisee. During the second quarter of fiscal year 2004, the Company signed an area development agreement with an existing Sizzler® franchisee to open five restaurants in Puerto Rico over the next five years.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $11.4 million for the quarter ended October 12, 2003 compared to $9.9 million in the same period of the prior year, an increase of $1.5 million or 15.0 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 21 at the end of the current quarter compared to 15 in the same period of the prior year. The increase in revenues was partially offset by a decrease of 6.0 percent in same store sales, due in part, to a weaker economy that impacted catering sales, filling in of the San Diego market with Pat & Oscar’s® restaurants and an E.coli incident that occurred in the last week of the quarter (see Notes 7 and 12, to the Condensed Consolidated Financial Statements.) In addition, as anticipated, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in the Company’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets. In addition, the Company intends to air its first television marketing campaign for the Pat & Oscar’s division, during the third quarter of fiscal year 2004, in the San Diego market.

Prime costs were $6.9 million in the current quarter compared to $5.7 million in the same period of the prior year. Prime costs, which include food and labor, increased to

60.6 percent of net sales compared to 57.6 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with the E.coli incident that resulted in discarding a substantial amount of inventory at twenty locations and higher labor cost from lower sales following the incident. Labor costs were also up due to costs associated with new restaurants opened during the last quarter of fiscal year 2003 and the impact of fixed labor on a lower sales base at newer restaurants.

Other operating expenses amounted to $3.5 million for the current quarter compared to $2.5 million for the same period in the prior year, an increase of $1.0 million or 38.2 percent primarily due to the increase in the number of restaurants.

The Company expects to open two new locations during the remainder of fiscal year 2004 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended October 12, 2003 were $11.4 million compared to $9.3 million for the quarter ended October 13, 2002, an increase of $2.1 million or 23.3 percent. This increase was driven by a 4.2 percent increase in same store sales and a 21.4 percent increase in the average Australian dollar exchange rate. The increase in same store sales is attributed to a higher average guest check due in part to price increases and to successful marketing promotions. Restaurant sales for the current quarter were $11.0 million compared to $8.9 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and comparable prior year quarter. Franchise revenues were $0.4 million in the current quarter compared to $0.4 million in the same period of the prior year. Franchise revenues were produced by two joint venture restaurants and 40 international franchised Sizzler® locations, compared to three joint venture restaurants and 43 international franchised locations in the same period of the prior year. Since the second quarter of last year, the Company opened four franchise locations and one joint venture location, closed seven franchise locations and two joint venture restaurants. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $7.4 million in the current quarter compared to $5.9 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 67.1 percent of sales compared to 67.4 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor costs primarily as a result of increased productivity, due to higher sales. Prime costs as a percent of sales were lower due to menu price increases implemented since the first quarter of the prior year that passed on to customers minimum wage and commodity price increases.

Other operating expenses were $2.7 million for the current quarter compared to $2.1 million for the same period of the prior year, an increase of $0.6 million or 25.8 percent primarily due to a higher average Australian dollar exchange rate and costs necessary to support increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed one remodel. The Company may complete remodels for up to four additional restaurants during the remainder of fiscal year 2004.

KFC OPERATIONS

Revenues for the quarter ended October 12, 2003 were $30.9 million compared to $21.8 million for the quarter ended October 13, 2002, an increase of $9.1 million or 42.0 percent. This increase is due to a 12.8 percent increase in same store sales, three additional restaurants and a 21.4 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-up to large value meals. Sales reflect 112 restaurants operating during the current quarter compared to 109 restaurants in the same period of the prior year. During the quarter, the Company opened one new restaurant in Queensland, Australia.

Prime costs were $18.0 million in the current quarter compared to $12.9 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.4 percent of sales compared to 59.4 percent for the same period of the prior year. The prime cost percent decreased due to lower labor costs as a percent of sales resulting from increased productivity, due to higher sales. The decrease was partially offset by increased food costs.

Other operating expenses were $7.3 million for the current quarter compared to $5.2 million for the same period of the prior year, an increase of $2.1 million or 40.5 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels associated with customers trading up to higher protein menu items.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed one scrape and rebuild and expects to remodel three additional restaurants, together with the scrape and rebuild of one restaurant and the relocation of a further restaurant during the remainder of fiscal year 2004.

RESULTS OF OPERATIONS FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 12, 2003 VERSUS OCTOBER 13, 2002

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the twenty-four weeks ended October 12, 2003 were $154.2 million compared to $132.1 million for the twenty-four weeks ended October 13, 2002, an increase of $22.1 million or 16.7 percent. The increase is primarily due to having six additional Pat & Oscar’s® and three new KFC® restaurants open and same store sales increases from the KFC and Sizzler International divisions. Revenues from the international division were also helped by a 19.4 percent increase in the average Australian dollar exchange rate that represents approximately $13.5 million in revenues. The revenue increases were partially offset by a decline in same store sales from the Company’s Pat and Oscar’s® restaurants due, in part, to a weaker domestic economy that impacted catering sales and, in the last week of second quarter of fiscal year 2004, the E.coli incident (see Notes 7 and 12, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales during the third quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report San Diego sales are running 20.0 to 30.0 percent below prior year and the Company expects a corresponding adverse impact on the Company’s net income for the third quarter of fiscal year 2004. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims.

Consolidated operating expenses for the twenty-four weeks ended October 12, 2003 were $147.3 million compared to $125.9 million for the same period of the prior year, an increase of $21.4 million or 17.0 percent. The increase is primarily due to a 19.4 percent increase in the average Australian dollar exchange rate that represents $12.5 million of the increase. The remaining increase is primarily due to the addition of six new Pat & Oscar’s®, three KFC® restaurants and increased sales volumes from the Company’s international operations.

Interest expense was $1.3 million for the twenty-four weeks ended October 12, 2003 compared to $1.3 million for the same period of the prior year. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.3 million compared to $0.5 million in the same period of the prior year, a decrease of $0.2 million primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of October 12, 2003, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 20 restaurants and two restaurant general managers. The Company contemplates entering into additional partnership agreements with certain general managers in fiscal year 2004. The partnership agreements were executed after the third quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for the first and second quarter of fiscal year 2003.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $2.1 million in the first twenty-four weeks of fiscal year 2004 compared to $0.8 million in the same period of the prior year, an increase of $1.3 million. The increase is primarily due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions. In addition, during the first quarter of fiscal year 2003, the Company lowered the valuation allowance offsetting its net operating loss carryforward by $0.5 million to increase its net deferred tax assets to an amount which the Company believed was more likely than not to be realized. The Company generally performs an annual analysis of its income tax valuation allowance during the fourth quarter of its fiscal year.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 12, 2003 were $46.7 million compared to $48.8 million for the twenty-four weeks ended October 13, 2002, a decrease of $2.1 million or 4.3 percent. Restaurant sales for the current twenty-four weeks were $43.4 million compared to $45.7 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and a decrease in same store sales of 1.1 percent due to a weaker domestic economy. There were 57 Company-operated Sizzler® restaurants as of October 12, 2003 and 65 as of October 13, 2002. Since the second quarter of last year, the Company closed three locations due to unprofitable operations and franchised five locations. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $3.3 million for the first twenty-four weeks of fiscal year 2004 compared to $3.1 million in the same period of the prior year, an increase of $0.2 million or 8.0 percent. Franchise revenues were higher due to franchise fees received from added franchise locations in fiscal year 2004. Franchise revenues were produced by 189 franchised Sizzler® restaurants, including 15 in Latin America as of October 12,

2003 compared to 182 franchised Sizzler® restaurants, including 13 in Latin America as of October 12, 2002. Since the second quarter of last year, seven new franchise locations opened, five Company-owned locations were converted to franchises and five locations were closed.

Prime costs were $27.9 million for the twenty-four weeks ended October 12, 2003 compared to $29.1 million in the same period of the prior year. Prime costs, which include food and labor, increased to 64.4 percent of net restaurant sales compared to 63.7 percent in the same period of the prior year. The increase in the prime cost percentage is a result of a higher labor cost due to the impact of having less sales per unit to cover fixed wages and higher health costs.

Other operating expenses were $11.8 million for the current fiscal year compared to $11.5 million for the same period of the prior year, an increase of $0.3 million or 2.5 percent. This increase is primarily due to losses of $0.2 million on the sale of four Company-owned restaurants to franchisees and a $0.3 million bankruptcy trust refund received in the prior fiscal year partially offset by lower operating costs associated with having fewer restaurants.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès, side-dishes and re-designed menu boards that are accompanied by new marketing programs.

The Company is also implementing an exterior upgrade featuring a stone portico, awnings and additional lighting. In conjunction with the exterior remodel, the Company is testing a new interior remodel featuring softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan and order area. The Company has completed three exterior and interior remodels in fiscal year 2004 at a cost of up to $200,000 per remodel. During the remainder of fiscal year 2004, the Company plans to complete eight full remodels and seven partial remodels.

During the second quarter of fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company identified ten Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition six New York area restaurants to existing or new franchisees and expects this transition to be completed by the end of fiscal year 2004. Two New York area restaurants will remain as Company-owned but will be operated under a management agreement. During the second quarter of fiscal year 2004 the Company signed an area development agreement with an existing Sizzler® franchisee to open five restaurants in Puerto Rico over the next five years. In addition, during the first quarter of fiscal year 2004 the Company signed an area development agreement with a new Sizzler® franchisee to open five restaurants in the Las Vegas area over the next three years. Under the terms of this agreement, the franchisee acquired two restaurants from the Company.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $24.2 million for the twenty-four weeks ended October 12, 2003 compared to $20.7 million in the same period of the prior year, an increase of $3.5 million or 17.0 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 21 at the end of the current quarter compared to 15 in the same period of the prior year. The increase in revenues was partially offset by a 4.6 percent decrease in same store sales, due in part, to a weaker economy that impacted catering sales, filling in of the San Diego market with Pat & Oscar’s® restaurants and to an E.coli incident (see Note 7 and 12, to the Condensed Consolidated Financial Statements.) In addition, as anticipated, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in the Company’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets. In addition, the Company intends to air its first television marketing campaign for the Pat & Oscar’s division during third quarter of fiscal year 2004 in the San Diego market.

Prime costs were $14.2 million for the twenty-four weeks ended October 12, 2003 compared to $11.8 million in the same period of the prior year. Prime costs, which include food and labor, increased to 58.7 percent of net sales compared to 57.0 percent in the same period of the prior year. The increase in prime cost percentage is due to higher food costs associated with the E.coli incident partially offset by savings related to new vendor contracts where the benefits of the Company’s purchasing leverage has resulted in lower prices for such items as groceries, pork, ribs and cheese. Labor costs were also up due to costs associated with new restaurants opened during the last quarter of fiscal year 2003 and the impact of fixed labor on a lower new restaurant sales base.

Other operating expenses amounted to $6.9 million for the current year compared to $5.0 million for the same period in the prior year, an increase of $1.9 million or 36.6 percent primarily due to the increase in the number of restaurants.

The Company expects to open two new locations during the remainder of fiscal year 2004 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 12, 2003 were $22.5 million compared to $18.2 million for the twenty-four weeks ended October 13, 2002, an increase of $4.3 million or 23.2 percent. This increase was driven by an 6.4 percent increase in same store sales and a 19.4 percent increase in the average Australian dollar exchange rate. The increase in same store sales was due to increased customer counts associated with successful marketing promotions featuring the add-on of a steak or seafood entrée for only $3.00 to $6.00 Australian dollars with the purchase of a salad bar and beverage. The increase in same store sales is also attributed to a higher average guest check due in part to price increases. Restaurant sales for the current year were $21.8 million compared to $17.4 million in the same period of the prior year, produced by 29 restaurants operating during the current year and during the same period of the prior year. Franchise revenues were $0.7 million in the current year compared to $0.8 million in the same period of the prior year, a decrease of $0.1 million or 13.3 percent due to having fewer franchise locations. Franchise revenues were produced by two joint venture restaurants and 40 international franchised Sizzler® locations, compared to three joint venture restaurants and 43 international franchised locations in the same period of the prior year. Since the second quarter of last year, the Company opened four franchise locations and one joint venture location, closed seven franchise locations and two joint venture restaurants. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $14.5 million for the twenty-four weeks ended October 12, 2003 compared to $11.8 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.7 percent of sales compared to 67.8 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor costs associated with increased productivity, due to higher sales. Prime costs as a percent of sales were also lower due to menu price increases implemented since the first quarter of the prior year that passed on to customers minimum wage and commodity price increases.

Other operating expenses were $5.3 million for the current fiscal year compared to $4.3 million for the same period of the prior year, an increase of $1.0 million or 23.7 percent primarily due to a higher average Australian dollar exchange rate and costs necessary to support increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed one remodel. The Company may complete remodels for up to four additional restaurants during the remainder of fiscal year 2004.

KFC OPERATIONS

Revenues for the twenty-four weeks ended October 12, 2003 were $60.7 million compared to $44.3 million for the twenty-four weeks ended October 13, 2002, an increase of $16.4 million or 37.0 percent. This increase is due to an 11.4 percent increase in same store sales, three additional restaurants and a 19.4 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-up to large value meals. Sales reflect 112 restaurants operating during the current period compared to 109 restaurants in the same period of the prior year.

Prime costs for the twenty-four weeks ended October 12, 2003 were $35.5 million compared to $26.3 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.5 percent of sales compared to 59.5 percent for the same period of the prior year. The prime cost percent decreased due to lower labor costs as a percent of sales, resulting from increased productivity, due to higher sales. The decrease was partially offset by increased food costs associated with customers trading up to higher protein menu items.

Other operating expenses were $14.2 million for the current fiscal year compared to $10.6 million for the same period of the prior year, an increase of $3.6 million or 34.2 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current fiscal year, the Company completed one remodel and expects to remodel four additional restaurants during the remainder of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003, remain appropriate.

CONTRACTUAL OBLIGATIONS

Management believes that there have not been any material changes to the Company’s contractual obligations since those disclosed on the Company’s Annual Report on Form 10-K for the year ended April 30, 2003, except the new debt disclosed in Note 11 – Debt, to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $1.3 million for the first twenty-four weeks of fiscal year 2004 compared to $5.8 million for the same period of the prior year. The decrease is due to a net increase in cash used by operating assets and liabilities of $4.4 million, principally as a result of a reduction in current liabilities and a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $0.1 million.

The Company’s working capital at October 12, 2003 was $12.3 million including cash, cash equivalents and restricted cash totaling $36.5 million of which $9.0 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of October 12, 2003, the Company has letters of credit totaling $5.1 million for this purpose, which are supported by a corresponding amount of restricted cash. At April 30, 2003, the Company had a working capital deficit of $3.6 million. The increase in working capital is primarily due to additional borrowing net of debt repayments and cash provided by operations partially offset by funds expended for remodel programs and new restaurants. The current ratio was 1.3 at October 12, 2003 and 0.9 at April 30, 2003.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs. The Company is also pursuing additional sources of capital for the expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events such as continued sales softness at Pat & Oscar’s from the E.coli incident may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business, financial position and results of operations.

Capital Expenditures

Capital expenditures were $5.5 million for the twenty-four weeks ended October 12, 2003 which included $2.2 million used for development of new restaurants and $3.3 million for remodels and improvements of existing restaurants and improvements across all divisions.

During fiscal year 2004, the Company plans to expand its international operations through additional investment in Company-owned restaurants, joint ventures and the sale of additional franchises. In the remainder of fiscal year 2004, the Company expects to remodel four Sizzler® Australia restaurants at a cost of approximately $100,000 each, complete a tear down and rebuild of one KFC® restaurant at a cost of approximately $514,000, net of landlord contribution, remodel three KFC® restaurants at a cost of approximately $525,000 each and relocate one restaurant at a cost of $276,000. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company expects to add two Pat & Oscar’s® locations during the remainder of fiscal year 2004 at a cost of approximately $1.2 to $1.9 million per location, net of landlord contributions. The Company presently plans to complete eight additional Sizzler® Domestic major remodels at a cost of up to $200,000 each and seven partial remodels at an average cost of $50,000 to $100,000 each in the remainder of fiscal year 2004. In addition, the Company is currently developing a new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million.

The Company estimates that capital expenditures in fiscal year 2004 will be approximately $17.0 million and will fund this requirement with cash flow from operations and amounts borrowed from Westpac (see Note 11 – Debt, to the Condensed Consolidated Financial Statements). The Company may also utilize existing cash and leasing to support its expansion activities.

Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $27.6 million ($40.0 million in Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (4.9 percent at October 12, 2003), plus a 2.3 percent margin. At the end of the quarter, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $26.7 million ($38.7 million in Australian dollars).

In addition, the Company has a $10.0 million, seven year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At October 12, 2003, the Company’s unpaid principal balance was approximately $9.2 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank that matured in fiscal years 2004 and 2005. The agreement was subject to certain financial covenants and restrictions such as tangible net worth, cash flow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company was restricted based on the terms of the agreement. The loan carried variable interest rates that have ranged from 5.0 percent to 5.3 percent over the past 12 months. The loan was fully repaid during second quarter of fiscal year 2004. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.0 percent to 5.3 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of October 12, 2003.

Pat & Oscar’s Put and Call Option

On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which is included within other current liabilities and goodwill in the condensed consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.4 million amount and the payment and tender of the remaining 12.8 percent interest was delayed pending resolution of the litigation initiated by Mr. Sarkisian. On November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final, and finalizing the Company’s purchase of the plaintiffs’ 12.8 interest in Pat & Oscar’s under the call option agreement (see Note 7 - Commitments and Contingencies, to the Condensed Consolidated Financial Statements).

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provides for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 were achieved. The Company had accrued an earn-out amount of approximately $1.0 million which was included within other current liabilities and goodwill in the condensed consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.0 million amount. However, with the Court’s entry August 22, 2003 of the final judgment in the litigation initiated by Mr. Sarkisian, the $1.0 million was paid in the second quarter of fiscal year 2004 (see Note 7 - Commitments and Contingencies, to the Condensed Consolidated Financial Statements).

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares, representing a diluted 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary managing Sizzler® and KFC® in Australia. The exercise price of the options, Australian $1.00 (U.S. $0.69 at October 12, 2003), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ended August 20, 2003, were entitled to their share of a retention bonus aggregating $1.4 million Australian, which could only be applied to the exercise price of the options. As of the date of this report no options have been exercised and no retention bonus has been paid. The retention bonus has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $1.81 at October 12, 2003), the estimated fair value of the shares on the grant date. These shares represent a diluted 4.0 percent interest in CFG. In addition, under the terms of the plan, for the one-year period ended August 20, 2003, the AMG participants earned options to purchase 346,000 additional shares of CFG at Australian $4.41 (U.S. $3.04 at October 12, 2003),

the estimated fair value of the shares on the grant date. These shares represent a diluted 1.6 percent interest in CFG. All of the existing options became, and remain exercisable for a period of one year commencing August 20, 2003.

The CFG options are considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements. Until recently, the dilutive effect of the outstanding options has not been material. Assuming exercise of all of the options, 19.3 percent of CFG will be owned by AMG, and a like percentage of ongoing CFG net income will be charged to minority interest and be deducted from the Company’s net income. In addition, minority interest will be increased and the Company’s stockholders’ equity will be reduced, to the extent that the fair value of the shares owned by AMG exceed the sum of their initial purchase price plus allocated earnings less distributions.

From August 20, 2003 to November 21, 2004, the AMG has a contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, all AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow the AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. The tentative agreement includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected within the next three to six months.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of October 12, 2003 is the same as described Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, except as follows:

Interest rate risk

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $27.6 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (4.9 percent at October 12, 2003), plus a 2.3 percent margin. At the end of the quarter, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $26.7 million ($38.7 million in Australian dollars).

On September 10, 2003, the Company entered into an interest rate cap contract to hedge the Company’s exposure to interest rate increases on the above Revised Credit facility. The cap contract prevents the facility’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At October 12, 2003, the interest rate cap covered approximately 24.1 percent of the facility principal outstanding and expires on January 1, 2006.

In addition, on September 10, 2003, the Company entered into an interest rate swap contract to convert part of its variable interest exposure under the above Revised Credit Facility to a fixed rate of 5.7 percent (excluding margin). At October 12, 2003, the interest rate swap contract covered approximately 24.1 percent of the facility principal outstanding and expires on January 1, 2006.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk through a bank loan payable in Australian dollars, which reduces the Company’s exposure by decreasing its net investment.

Worldwide Restaurant Concepts, Inc. had certain intercompany advances to its Australian subsidiaries that were denominated in Australian dollars. During fiscal year 2003, the Company decided that these advances, previously accounted for as permanent investments would be repatriated by August 2003. On July 8, 2003, to hedge the foreign currency exchange risk when funds were repatriated, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars). The option was exercised on August 21, 2003.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the

Sizzler® brand in the U.S.; (b) the plan to complete eight complete and seven partial remodels at U.S. Sizzler® locations in the remainder of fiscal year 2004; (c) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plans to open two new Pat & Oscar’s® locations in the remainder of fiscal year 2004; (e) the plan to continue testing an interior remodel program for Sizzler® locations in Australia and the possible remodel of four Sizzler® restaurants in Australia in the remainder of fiscal year 2004; (f) the continuation of the KFC® scrape and rebuild program at one location, the planned relocation of one KFC® restaurant and the planned completion of KFC® remodels at three locations in the remainder of fiscal year 2004; (g) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (h) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cashflows arising from the San Diego area E.coli incident; (i) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures and whether any future borrowings will be required; (k) the anticipated dilutive effect of the exercise of the AMG options on the Company’s earnings per share; and (l) the plan to franchise, in the remainder of fiscal year 2004, ten California and six New York area Sizzler® locations now owned by the Company.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to fund the U.S. Sizzler® remodel program, open the forecasted number of new Pat & Oscar’s® locations, continue the repositioning of the Australian Sizzler® concept, continue the facilities upgrade of KFC® locations, and fund the Australian Sizzler® and KFC® remodels; (c) the ability of Pat & Oscar’s to acquire a sufficient number of suitable sites to open the forecasted number of new restaurants; (d) the Company’s ability to resolve successfully the legal and other contingencies reported herein; (e) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (f) the Company’s ability to recover for any lost business income under its insurance coverage for food borne illness; (g) the Company’s ability to manage its costs and expenses and meet all of its debt service requirements and working capital needs; (h) the number of shares in CFG to be acquired by AMG members pursuant to the exercise of their options thereon; (i) the ability of the Company to successfully complete the California and New York area Sizzler® franchising program; and (j) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s meat supplier, Excel Corporation (“Excel”) and the Company’s franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The petition was denied on September 12, 2003 and Excel has until December 11, 2003 in which to file a Petition For Certiorari to the United States Supreme Court. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position or results of operations.

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County entered a judgment in favor of the Company on all claims at issue. On August 26, 2003, Mr. Sarkisian filed a notice of appeal and on November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final. As a result, the Company’s purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s under the Call Option Agreement between Mr. Sarkisian and Company has been finalized, along with a provision for payment of certain costs and attorneys’ fees by the plaintiffs to the Company.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 40 cases of E.coli have been confirmed by the health department through November 14, 2003. On October 14, 2003, the Company was named as a defendant in a lawsuit filed by a patron who allegedly became ill with E.coli from consuming a salad at a Pat & Oscar’s® restaurant in San Diego County. The lawsuit, filed as a class action, also names Pat & Oscar’s produce distributor, Family Tree Produce (“Family Tree”) and Gold Coast Produce, the processor of lettuce supplied to Pat & Oscar’s® restaurants. The Company has tendered defense of this lawsuit to Family Tree’s insurance company pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company has notified its insurance carrier, but has not yet determined the amount of any claims that may be filed. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 12 - E.coli Incident, to the Condensed Consolidated Financial Statements).

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	On August 26, 2003 Worldwide Restaurant Concepts, Inc. held its annual meeting of stockholders.

b.	The following directors were elected as members of the Board at the Meeting:

	Term Expires	For	Against
Barry E. Krantz	2006	23,921,139	2,457,809
Leonard H. Dreyer	2006	24,281,152	2,097,796

The following directors’ terms of office continued after the meeting

Term Expires
James A. Collins	2004
Charles F. Smith	2004
Peggy T. Cherng	2004
Charles L. Boppell	2005
Phillip D. Matthews	2005
Robert A. Muh	2005

c.	Proposal to amend the 1997 Employee Incentive Plan to increase the number of shares reserved for issuance and to prohibit repricing of options.

For	Against	Witheld
19,120,786	5,547,785	1,710,376

d.	Proposal to appoint Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending on April 30, 2004.

For	Against	Witheld
26,106,312	64,136	208,499

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

The Company filed a report on Form 8-K dated August 21, 2003 reporting:

On July 2, 2003 the Company issued a press release announcing that its Sizzler® division has signed a three-year, five unit area development agreement that covers the Las Vegas market.

On August 8, 2003 the Company issued a press release announcing the conference call to discuss first quarter fiscal year 2004 results.

The Company filed a report on Form 8-K dated August 22, 2003 reporting:

On August 22, 2003 the Company issued a press release announcing its financial results for the first fiscal quarter ended July 20, 2003.

The Company filed a report on Form 8-K dated October 8, 2003 reporting:

On October 8, 2003 the Company issued a press release announcing isolated incidents of E.Coli at Pat & Oscar’s® restaurants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc.
Registrant

Date: November 26, 2003	/s/Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer and Director

Date: November 26, 2003	/s/A. Keith Wall
A. Keith Wall
Vice President and Chief Financial
Officer (principal financial and chief accounting officer)

Date: November 26, 2003	/s/Mary E. Arnold
Mary E. Arnold
Vice President and Controller

45