Form 10-Q
period 2004-02-01
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2004-03-16
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2004
Common Stock $0.01 Par Value	27,417,827 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS	February 1, 2004	April 30, 2003
Current Assets:
Cash and cash equivalents	$25,932	$26,303
Restricted cash	5,229	2,050
Receivables, net of an allowance of $531 at February 1, 2004 and $695 at April 30, 2003	2,273	2,560
Inventories	4,677	4,448
Deferred income taxes	2,382	2,382
Prepaid expenses and other current assets	1,677	2,205
Assets related to restaurants held for sale	6,004	4,026

Total current assets	48,174	43,974

Property and equipment, net	72,361	67,998

Long-term notes receivable (including $200 of related party receivables at February 1, 2004 and April 30, 2003), net of an allowance of $0 at February 1, 2004 and $56 at April 30, 2003	1,162	828

Deferred income taxes	10,236	9,985

Goodwill, net	23,647	23,636

Intangible assets, net of accumulated amortization of $1,070 at February 1, 2004 and $799 at April 30, 2003	2,287	2,162

Other assets	823	1,065

Total assets	$158,690	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 1, 2004	April 30, 2003
Current Liabilities:
Current portion of long-term debt	$7,423	$6,844
Accounts payable	10,571	14,119
Other current liabilities	21,743	23,529
Income taxes payable	2,578	3,108

Total current liabilities	42,315	47,600

Long-term debt, net of current portion	32,384	18,431
Deferred gains and revenues	9,322	9,715
Pension liability	12,914	13,326

Total liabilities	96,935	89,072

Minority interest	22	127
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,408 and 27,408 shares and 29,232 and 27,232 shares at February 1, 2004 and April 30, 2003, respectively	294	292
Additional paid-in capital	280,368	280,001
Accumulated deficit	(202,023)	(205,207)
Treasury stock, 2,000 shares at February 1, 2004 and April 30, 2003, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(12,771)	(10,502)

Total stockholders’ equity	61,733	60,449

Total liabilities and stockholders’ equity	$158,690	$149,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE FORTY WEEKS ENDED FEBRUARY 1, 2004 AND FEBRUARY 2, 2003

(Unaudited)

(In thousands, except per share data)

	February 1, 2004	February 2, 2003
Revenues
Restaurant sales	$252,662	$215,703
Franchise revenues	6,661	6,331

Total revenues	259,323	222,034

Costs and Expenses
Cost of sales	87,162	73,152
Labor and related expenses	69,523	60,244
Other operating expenses	64,517	53,219
Depreciation and amortization	8,617	7,509
General and administrative expenses	20,849	18,855

Total operating costs	250,668	212,979

Operating income	8,655	9,055

Interest expense	2,311	1,969
Investment income	423	612

Income before income taxes and minority interest	6,767	7,698
Minority interest benefit	121	—

Income before income taxes	6,888	7,698
Provision for income taxes	3,704	2,181

Net income	$3,184	$5,517

Basic earnings per share	$0.12	$0.20

Diluted earnings per share	$0.08	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED FEBRUARY 1, 2004 AND FEBRUARY 2, 2003

(Unaudited)

(In thousands, except per share data)

	February 1, 2004	February 2, 2003
Revenues
Restaurant sales	$102,591	$87,526
Franchise revenues	2,570	2,382

Total revenues	105,161	89,908

Costs and Expenses
Cost of sales	36,083	29,804
Labor and related expenses	28,420	24,487
Other operating expenses	26,705	21,954
Depreciation and amortization	3,493	3,180
General and administrative expenses	8,678	7,652

Total operating costs	103,379	87,077

Operating income	1,782	2,831

Interest expense	1,060	717
Investment income	162	143

Income before income taxes and minority interest	884	2,257
Minority interest benefit	83	—

Income before income taxes	967	2,257
Provision for income taxes	1,654	1,421

Net (loss) income	$(687)	$836

Basic (loss) earnings per share	$(0.03)	$0.03

Diluted (loss) earnings per share	$(0.04)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FORTY WEEKS ENDED FEBRUARY 1, 2004 AND FEBRUARY 2, 2003

(Unaudited)

(in thousands)

	February 1, 2004	February 2, 2003
OPERATING ACTIVITIES
Net income	$3,184	$5,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,617	7,509
Deferred income tax provision (benefit)	834	(40)
Allowance for bad debts	119	85
Loss (gain) on sale of assets	299	(282)
Amortization of deferred revenue	(970)	(1,000)
Asset write downs and retirements	519	355
Foreign currency gain	(818)	(727)
Minority interest benefit	(121)	—
Other	(343)	(31)
Changes in operating assets and liabilities:
Receivables	349	(257)
Inventories	130	97
Prepaid expenses and other assets	374	(52)
Accounts payable	(5,219)	(1,985)
Deferred gains and other current liabilities	(1,810)	1,153
Income taxes payable	(1,041)	(949)

Net cash provided by operating activities	4,103	9,393

INVESTING ACTIVITIES
Additions to property and equipment	(11,336)	(11,328)
Proceeds from sale of property and equipment	770	2,018
Increase in restricted cash	(3,179)	(873)
Acquisition of minority interest in subsidiary	(2,464)	(1,041)
Other, net	(886)	5

Net cash used in investing activities	(17,095)	(11,219)

FINANCING ACTIVITIES
Issuance of long-term debt	15,478	457
Reduction of long-term debt	(5,794)	(5,718)
Sale of subsidiary equity	50	—
Distributions to minority interest partners	(34)	—
Exercise of stock options	369	89

Net cash provided by (used in) financing activities	10,069	(5,172)

Effect of foreign exchange on cash	2,552	997

Net decrease in cash and cash equivalents	(371)	(6,001)

Cash and cash equivalents at beginning of period	26,303	25,943

Cash and cash equivalents at end of period	$25,932	$19,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

FOR THE FORTY WEEKS ENDED FEBRUARY 1, 2004 AND FEBRUARY 2 , 2003

(Unaudited)

(in thousands)

	February 1, 2004	February 2, 2003
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$2,345	$1,854
Income taxes	4,166	3,157
Non-Cash Investing and Financing Transactions
Pat & Oscar’s Earn-Out	—	1,038
Pat & Oscar’s Call Option	—	1,416
(Increase) decrease in value of interest rate cap/swap derivatives	(54)	69

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the sixteen and forty weeks ended February 1, 2004 and February 2, 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. In a fifty-two week fiscal year, the first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The current fiscal year will include fifty-three weeks with the fourth fiscal quarter having 13 weeks of operations.

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

	Sixteen weeks ended		Forty weeks ended
	February 1, 2004	February 2, 2003	February 1, 2004	February 2, 2003
Net (loss) income	$(687)	$836	$3,184	$5,517
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	121	122	391	307
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(143)	(87)	(1,063)	(896)

Pro forma basic net (loss) income	(709)	871	2,512	4,928

Deduct: Income attributed to AMG options dilution (see Note 10)	(510)	—	(1,054)	—

Pro forma diluted net (loss) income	$(1,219)	$871	$1,458	$4,928

Earnings (loss) per share:
Basic, as reported	$(0.03)	$0.03	$0.12	$0.20
Basic, pro forma	$(0.03)	$0.03	$0.09	$0.18
Diluted, as reported	$(0.04)	$0.03	$0.08	$0.20
Diluted, pro forma	$(0.04)	$0.03	$0.05	$0.18

3.	Comprehensive (Loss) Income:

Comprehensive (loss) income for the periods ended February 1, 2004 and February 2, 2003, is as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended
	February 1, 2004	February 2, 2003	February 1, 2004	February 2, 2003
Net (loss) income	$(687)	$836	$3,184	$5,517
Foreign currency translation adjustments	(1,118)	(264)	(2,444)	(243)
Change in fair value of derivative instrument, net of tax	54	31	52	69
Amortization of pension liability	49	39	123	68

Total comprehensive (loss) income	$(1,702)	$642	$915	$5,411

4.	Segment Information:

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

	Sixteen weeks ended		Forty weeks ended
	February 1, 2004	February 2, 2003	February 1, 2004	February 2, 2003
Revenues (in thousands):
Sizzler - Domestic	$27,167	$28,867	$73,900	$77,702
Pat & Oscar’s	12,266	14,327	36,503	35,047
Sizzler - International	18,653	13,540	41,143	31,796
KFC	47,075	33,174	107,777	77,489

Total revenues	$105,161	$89,908	$259,323	$222,034

Operating income (in thousands):
Sizzler - Domestic	$1,098	$924	$4,589	$5,350
Pat & Oscar’s	(2,718)	46	(2,647)	1,558
Sizzler - International	728	718	960	1,165
KFC	5,062	3,204	11,397	7,629
Corporate and other	(2,388)	(2,061)	(5,644)	(6,647)

Total operating income	$1,782	$2,831	$8,655	$9,055

Reconciliation to net (loss) income (in thousands):
Total operating income	$1,782	$2,831	$8,655	$9,055
Interest expense	1,060	717	2,311	1,969
Investment income, net	162	143	423	612
Minority interest benefit	83	—	121	—

Income before income taxes	967	2,257	6,888	7,698
Provision for income taxes	1,654	1,421	3,704	2,181

Net (loss) income	$(687)	$836	$3,184	$5,517

	February 1, 2004	April 30, 2003
Identifiable assets (in thousands):
Sizzler - Domestic	$46,878	$53,210
Pat & Oscar’s	47,772	47,333
Sizzler - International	9,270	8,725
KFC	19,230	14,694
Corporate and other	35,540	25,686

	$158,690	$149,648

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended
	February 1, 2004	February 2, 2003	February 1, 2004	February 2, 2003
Revenues from external customers:
Domestic	$39,433	$43,194	$110,403	$112,749
International	65,728	46,714	148,920	109,285

Total revenues	$105,161	$89,908	$259,323	$222,034

	February 1, 2004	April 30, 2003
Long-lived assets:
Domestic	$73,880	$75,176
International	25,238	19,685

	$99,118	$94,861

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during the second quarter of fiscal year 2004 and no impairment was recorded. Approximately $21.9 million of goodwill relates to the Company’s Pat & Oscar’s segment. In completing the fair value assessment of Pat & Oscar’s, consideration was given to the continued strong performance of the San Diego restaurants, its potential as a franchise vehicle, the continued belief in the concept’s ability to grow beyond its San Diego base, despite lower than anticipated operating results for some of its locations recently opened outside San Diego, as well as weakened sales due to the E.coli incident that occurred in the second quarter of fiscal year 2004 (see Note 12 – E.coli Incident, to the

Condensed Consolidated Financial Statements). The following sets forth the intangible assets by major asset class (in thousands):

	February 1, 2004	April 30, 2003	Weighted Average Amortization Period (years)
Franchise rights	$1,600	$1,261	10
Accumulated amortization	(774)	(566)
Trademarks	1,571	1,526	31
Accumulated amortization	(296)	(233)
Other intangibles	186	174	indefinite
Accumulated amortization	—	—

Total intangibles	3,357	2,961
Total accumulated amortization	(1,070)	(799)

Net intangibles	$2,287	$2,162

Amortization expense related to intangible assets was $54,000 for the quarter ended February 1, 2004 and is expected to be approximately $165,000 in each of the next five fiscal years. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”):

	Sixteen weeks ended		Forty weeks ended
(In thousands, except EPS)	February 1, 2004	February 2, 2003	February 1, 2004	February 2, 2003

Numerator for basic EPS - Net (loss) income	$(687)	$836	$3,184	$5,517
Income attributed to AMG options dilution (see Note 10)	(510)	—	(1,054)	—

Numerator for diluted EPS - Net (loss) income	$(1,197)	$836	$2,130	$5,517
Denominator for basic EPS - weighted average shares of common stock outstanding	27,395	27,232	27,355	27,231
Effect of dilutive stock options	—	645	1,012	635

Denominator for diluted EPS - adjusted weighted average shares outstanding	27,395	27,877	28,367	27,866

Basic (loss) earnings per share	$(0.03)	$0.03	$0.12	$0.20

Diluted (loss) earning per share	$(0.04)	$0.03	$0.08	$0.20

Antidilutive options not included in computation of diluted EPS	4,755	2,512	1,667	2,512

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of February 1, 2004, the Company has letters of credit totaling $3.6 million for this purpose, which are secured by a corresponding amount of restricted cash.

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases pending against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three-judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The petition was denied on September 12, 2003. Excel has filed a Petition For A Writ Of Certiorari in the United States Supreme Court and Excel’s legal brief as well as the Company’s legal brief have been filed with the Court. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County entered a judgment in favor of the Company on all claims at issue. On August 26, 2003, Mr. Sarkisian filed a notice of appeal and on November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiff’s appeal, thereby permitting the Court’s judgment to become final. As a result, the Company’s purchase of the plaintiff’s 12.8 percent interest in Pat & Oscar’s under the Call Option Agreement between Mr. Sarkisian and Company was completed during the quarter ended February 1, 2004 based on the option exercise price specified in the original agreement with Mr. Sarkisian.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 42 cases of E.coli were confirmed by the health department. The Company was named as a defendant in two lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at a Pat & Oscar’s® restaurant in San Diego County. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 12—E.coli Incident, to the Condensed Consolidated Financial Statements).

8.	New Accounting Standards:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in Note 2, to the Condensed Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. The Company has reviewed this pronouncement and determined it is not applicable since the Company does not own or have an investment in any VIEs.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equity. “ SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003. The Company does not currently have any financial instruments that will be materially impacted by SFAS No. 150.

9.	Foreign Currency Exchange

Worldwide Restaurants Concepts, Inc. had certain intercompany advances to its Australian subsidiaries denominated in Australian dollars. During fiscal year 2003, the Company determined that these advances, previously accounted for as permanent investments, would be repatriated in August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company has recognized $0.8 million of net foreign currency gains to date in fiscal year 2004 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the Condensed Consolidated Statements of Income. On July 8, 2003, to hedge the foreign currency exchange risk on anticipated future repatriation, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars) that was exercised on August 21, 2003. The Company recorded $0.3 million in option premium cost associated with the put option contract during the second quarter of fiscal year 2004. The premium option cost is included within general and administrative expenses in the Condensed Consolidated Statements of Income.

10.	Australian Management Transaction

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares, representing a diluted 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary managing Sizzler® and KFC® in Australia. The exercise price of the options, Australian $1.00 (U.S. $0.76 at February 1, 2004), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ended August 20, 2003, were entitled to their share of a retention bonus aggregating $1.4 million Australian (U.S. $1.1 million at February 1, 2004), which could only be applied to the exercise price of the options. As of the date of this report no options have been exercised and no retention bonus has been paid. The retention bonus has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $2.00 at February 1, 2004), the estimated fair value of the shares on the grant date. These shares represent a diluted 4.0 percent interest in CFG. In addition, under the terms of the plan, for the one-year period ended August 20, 2003, the AMG participants earned options to purchase 346,000 additional shares of CFG at Australian $4.41 (U.S. $3.35 at February 1, 2004), the estimated fair value of the shares on the grant date. These shares represent a diluted 1.6 percent interest in CFG. All of the existing options became and remain exercisable for a period of one year commencing August 20, 2003.

The CFG options are considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements. Until recently, the dilutive effect of the outstanding options has not been material. Assuming exercise of all of the options, 19.3 percent of CFG will be owned by the AMG, and a like percentage of ongoing CFG net income will be charged to minority interest and be deducted from the Company’s net income. In addition, minority interest will be increased and the Company’s stockholders’ equity will be reduced, to the extent that the fair value of the shares owned by AMG exceed the sum of their initial purchase price plus allocated earnings less distributions.

From August 20, 2003 to November 21, 2004, the AMG has a contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, the AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow the AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The tentative agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected by the end of fiscal year 2004.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares were subject to resale restrictions until February 13, 2004.

11.	Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $30.4 million ($40.0 million in Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.6 percent at February 1, 2004), plus a 2.3 percent margin. At February 1, 2004, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $27.0 million ($35.5 million in Australian dollars).

On September 16, 2003, the Company repaid in full its outstanding loan with Southwest Community bank in the amount of $0.4 million.

12.	E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree.

To date, there have been two lawsuits filed (See Note 7 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements), naming the Company as a defendant. The Company has insurance policies to cover this type of event and believes it has adequate insurance coverage to address any liability or business interruption costs that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company has notified its insurance carriers and is in the process of preparing its initial claim.

The expenses related to investigating and minimizing the impact of the E.coli incident through the end of the third quarter of fiscal year 2004 are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability during the fourth quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report filing, weekly same store sales subsequent to the end of the quarter were running approximately 12.0 to 18.0 percent below prior year. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims; any potential recovery related to the E.coli incident cannot be determined at this time.

13.	Related Party

The Company entered into an agreement for services dated November 24, 2003 with one of its directors, Barry Krantz. Under the agreement Mr. Krantz will be providing consulting services in connection with Pat & Oscar’s first television campaign. The term of the engagement shall not exceed six months and the total payments for such consulting services shall not exceed $30,000. Total payments under the agreement during fiscal year 2004 have been $11,000 and were recorded in general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIXTEEN WEEKS ENDED FEBRUARY 1, 2004 VERSUS FEBRUARY 2, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended February 1, 2004 were $105.2 million compared to $89.9 million for the quarter ended February 2, 2003, an increase of $15.3 million or 17.0 percent. The increase is due to a $19.0 million increase in revenues from the international divisions partially offset by declines of approximately $3.7 million in the Domestic divisions. The International division increase was primarily due to a 29.6 percent increase in the average Australian dollar exchange rate that represents approximately $15.0 million in revenues, along with same store sales increases from the KFC and Sizzler International divisions and having one new KFC® restaurant open. An increase in same store sales in the Sizzler Domestic division was offset by having eight fewer company-owned restaurants open (of which five were converted to franchise operations). There were four additional Pat & Oscar’s® restaurants open compared to the prior year, but revenues decreased due to significant declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 12, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability during the fourth quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report’s filing, weekly same store sales subsequent to the end of the quarter were running approximately 12.0 to 18.0 percent below prior year. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims; any potential recovery related to the E.coli incident cannot be determined at this time. The Company has not recorded any asset nor reduced any expense in anticipation of any potential insurance recovery.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2003				FY 2004
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2	QTR 3
SIZZLER
Sizzler Domestic Company-owned	0.6%	-1.1%	-3.5%	-2.7%	-3.4%	1.4%	1.7%
Sizzler Domestic Franchise	N/A *	N/A *	N/A *	N/A *	-0.8%	2.6%	4.8%
Sizzler Domestic Combined	N/A *	N/A *	N/A *	N/A *	-1.5%	2.3%	3.8%
Sizzler International Company-owned	11.4%	10.2%	3.4%	5.7%	8.6%	4.2%	7.2%
KFC	8.9%	6.0%	8.0%	9.4%	10.0%	12.8%	8.7%
PAT & OSCAR’S	-1.2%	-4.0%	-4.2%	-3.1%	-3.4%	-6.0%	-25.5%

*	Measurement not available

Consolidated operating expenses for the quarter ended February 1, 2004 were $103.4 million compared to $87.1 million for the quarter ended February 2, 2003, an increase of $16.3 million or 18.7 percent. The increase is primarily due to a 29.6 percent increase in the average Australian dollar exchange rate that represents $13.7 million of the increase. The remaining increase is primarily due to the addition of four new Pat & Oscar’s®, one KFC® restaurant and increased sales volumes from the Company’s international operations. The Company also reported a $0.7 million foreign exchange gain in the third fiscal quarter of 2003 compared to an immaterial gain in the same quarter of fiscal year 2004.

Interest expense was $1.0 million for the quarter ended February 1, 2004 compared to $0.7 million for the quarter ended February 2, 2003, an increase of $0.3 million or 47.9 percent due to higher debt balances and higher exchange rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.2 million in the current quarter compared to $0.1 million in the same period of the prior year, an increase of $0.1 million primarily due to higher cash balances.

Minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of February 1, 2004, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 20 restaurants and two restaurant general managers. The partnership agreements were executed after the third quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for the third quarter of fiscal year 2003.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.7 million in the current quarter compared to $1.4 million in the same period of the prior year, an increase of $0.3 million. The increase is primarily due to higher exchange rates and higher income from the Company’s international division and operating losses in the United States for which an income tax benefit was not recorded.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended February 1, 2004 were $27.2 million compared to $28.9 million for the quarter ended February 2, 2003, a decrease of $1.7 million or 5.9 percent. Restaurant sales for the current quarter were $25.1 million compared to $27.0 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year partially offset by a 1.7 percent increase in same store sales due to successful marketing promotions and restaurant remodels from the Company’s West Coast operations. There were 57 Company-operated Sizzler® restaurants as of February 1, 2004 and 65 as of February 2, 2003. Since the third quarter of last year, the Company closed three locations due to unprofitable operations and converted five locations to franchises. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $2.1 million in the current quarter compared to $1.9 million in the same period of the prior year, an increase of $0.2 million or 10.7 percent. Franchise revenues were higher due to increased royalties received from having more franchised locations and from a 4.8 percent increase in same store sales experienced by existing franchisees. Franchise revenues were produced by 186 franchised Sizzler® restaurants, including 15 in Latin America as of February 1, 2004 compared to 181 franchised Sizzler® restaurants, including 13 in Latin America as of February 2, 2003. Since the third quarter of last year, eight new franchise locations opened, five Company-owned locations were converted to franchises and eight locations were closed.

Prime costs were $16.7 million in the current quarter compared to $18.0 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 66.6 percent of net restaurant sales compared to 66.7 percent in the same period of the prior year. The decrease in the prime cost percentage is a result of lower food costs due to tighter controls and menu engineering. This was partially offset by higher labor costs primarily due to higher workers’ compensation insurance costs.

Other operating expenses were $7.1 million for the current quarter compared to $7.6 million for the same period of the prior year, a decrease of $0.5 million or 6.4 percent. This decrease is primarily due to lower operating costs associated with having fewer restaurants.

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

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan, cook line and order area. The Company has completed six remodels in fiscal year 2004 at a cost of up to $200,000 per remodel. During the remainder of fiscal year 2004, the Company plans to complete eight remodels focusing on the Northern California market and select locations in Southern California. In fiscal year 2005, the Company plans to complete up to 26 additional remodels.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company identified ten Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition six New York area restaurants to existing or new franchisees, or to third parties and expects this transition to be completed by the end of fiscal year 2004 or the first quarter of fiscal year 2005. Two New York area restaurants will remain as Company-owned but will be operated under a management agreement by a new franchisee.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $12.3 million for the quarter ended February 1, 2004 compared to $14.3 million in the same period of the prior year, a decrease of $2.0 million or 14.4 percent. Sales reflect 21 restaurants operating during the current quarter compared to 17 restaurants in the same period of the prior year. The decrease in revenues is primarily due to an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 and resulted in a decrease of 25.5 percent in same store sales for the quarter ended February 1, 2004 (see Notes 7 and 12, to the Condensed Consolidated Financial Statements.) In addition, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in Pat & Oscar’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept. The initiatives underway include continuing the television marketing campaign that commenced in the current quarter for restaurants in San Diego along with local marketing programs in all markets.

Prime costs were $8.3 million in the current quarter compared to $8.5 million in the same period of the prior year. Prime costs, which include food and labor, increased to 67.5 percent of net sales compared to 59.4 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with free food giveaway promotions following the E.coli incident and the higher protein content of promotions that ran during the quarter. Labor costs were also up due to the impact of fixed labor on a lower sales base following the E.coli incident and to lower sales volumes in locations outside San Diego that are less mature.

Other operating expenses amounted to $4.5 million for the current quarter compared to $4.0 million for the same period in the prior year, an increase of $0.5 million or 12.3 percent primarily due to the increase in the number of restaurants.

The Company expects to open two new locations during the remainder of fiscal year 2004 and four new restaurants during fiscal year 2005 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended February 1, 2004 were $18.7 million compared to $13.5 million for the quarter ended February 2, 2003, an increase of $5.2 million or 37.8 percent. This increase was driven by a 7.2 percent increase in same store sales and a 29.6 percent increase in the average Australian dollar exchange rate. The increase in same store sales is attributed to a higher average guest check due in part to menu price increases and to successful marketing promotions. Restaurant sales for the current quarter were $18.2 million compared to $13.0 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and comparable prior year quarter. Franchise revenues were $0.5 million in the current quarter and in the same period of the prior year. Franchise revenues were produced by two joint venture restaurants and 39 international franchised Sizzler® locations, compared to two joint venture restaurants and 42 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened three franchise locations and one joint venture location, closed six franchise locations and one joint venture restaurant. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $11.8 million in the current quarter compared to $8.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 64.8 percent of sales compared to 64.5 percent in the same period of the prior year. Prime costs as a percent of sales increased due to higher food costs associated with the higher protein value meals and certain commodity price increases. The increase was partially offset by lower labor costs primarily as a result of increased productivity, due to higher sales.

Other operating expenses were $4.5 million for the current quarter compared to $3.0 million for the same period of the prior year, an increase of $1.5 million or 49.5 percent primarily due to a higher average Australian dollar exchange rate, costs necessary to support increased sales levels and an asset write-off related to a lease termination.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed one remodel. The Company plans to complete remodels for three additional restaurants during the remainder of fiscal year 2004. In addition, the Company plans to remodel eight restaurants and relocate one restaurant during fiscal year 2005.

KFC OPERATIONS

Revenues for the quarter ended February 1, 2004 were $47.1 million compared to $33.2 million for the quarter ended February 2, 2003, an increase of $13.9 million or 41.9 percent. This increase is due to an 8.7 percent increase in same store sales, one additional restaurant and a 29.6 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current quarter compared to 111 restaurants in the same period of the prior year.

Prime costs were $27.7 million in the current quarter compared to $19.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 58.9 percent of sales compared to 58.5 percent for the same period of the prior year. Prime costs as a percent of sales increased due to higher food costs associated with commodity cost increases. The increase was partially offset by lower labor costs primarily as a result of increased productivity, due to higher sales.

Other operating expenses were $11.0 million for the current quarter compared to $7.8 million for the same period of the prior year, an increase of $3.2 million or 42.2 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed two remodels and scrape and rebuilds for two other restaurants. The Company plans to remodel one additional restaurant during the remainder of fiscal year 2004. In addition, the Company plans to scrape and rebuild four restaurants and remodel ten restaurants during fiscal year 2005.

RESULTS OF OPERATIONS FOR THE

FORTY WEEKS ENDED FEBRUARY 1, 2004 VERSUS FEBRUARY 2, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues (including franchise fees and royalties) represent the Company’s primary sources of revenue. Consolidated revenues for the forty weeks ended February 1, 2004 were $259.3 million compared to $222.0 million for the forty weeks ended February 2, 2003, an increase of $37.3 million or 16.8 percent. The increase is due to a $39.6 million increase in revenues from the international division partially offset by declines of approximately $2.3 million from domestic divisions. The international division increase was primarily due to a 23.6 percent increase in the average Australian dollar exchange rate that represents approximately $28.4 million in revenues, along with same store sales increases from the KFC and Sizzler International divisions and having one new KFC® restaurant open. Sizzler Domestic division sales were lower due to having eight fewer company-owned restaurants open (of which five were converted to franchise operations). There were four additional Pat & Oscar’s® restaurants open compared to the prior year but the revenue increase was partially offset by significant declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 12, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability during the fourth quarter of fiscal year 2004 in an amount not presently quantifiable. As of the date of this report’s filing, weekly same store sales subsequent to the end of the quarter were running approximately 12.0 to 18.0 percent below prior year. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. The Company maintains insurance coverage for lost business income arising out of incidents involving food borne illness as well as liability insurance that covers existing and potential third party claims; any potential recovery related to the E.coli incident cannot be determined at this time. The Company has not recorded any asset nor reduced any expense in anticipation of any potential insurance recovery.

Consolidated operating expenses for the forty weeks ended February 1, 2004 were $250.7 million compared to $212.9 million for the same period of the prior year, an increase of $37.8 million or 17.7 percent. The increase is primarily due to a 23.6 percent increase in the average Australian dollar exchange rate that represents $26.0 million of the increase. The remaining increase is primarily due to the addition of four new Pat & Oscar’s®, one KFC® restaurant and increased sales volumes from the Company’s international operations.

Interest expense was $2.3 million for the forty weeks ended February 1, 2004 compared to $2.0 million for the same period of the prior year, an increase of $0.3 million or 17.4 percent due to higher debt balances and higher exchange rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.4 million compared to $0.6 million in the same period of the prior year, a decrease of $0.2 million primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of February 1, 2004, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 20 restaurants and two restaurant general managers. The partnership agreements were executed after the third quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for the first three quarters of fiscal year 2003.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $3.7 million in the first forty weeks of fiscal year 2004 compared to $2.2 million in the same period of the prior year, an increase of $1.5 million. The increase is primarily due to higher income from the Company’s international division, which does not benefit from domestic net operating loss deductions. In addition, during the first quarter of fiscal year 2003, the Company lowered the valuation allowance offsetting its net operating loss carryforward by $0.5 million to increase its net deferred tax assets to an amount which the Company believed was more likely than not to be realized. The Company generally performs an annual analysis of its income tax valuation allowance during the fourth quarter of its fiscal year.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 1, 2004 were $73.9 million compared to $77.7 million for the forty weeks ended February 2, 2003, a decrease of $3.8 million or 4.9 percent. Restaurant sales for the current forty weeks were $68.4 million compared to $72.7 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year. Same store sales were flat. There were 57 Company-operated Sizzler® restaurants as of February 1, 2004 and 65 as of February 2, 2003. Since the third quarter of last year, the Company closed three locations due to unprofitable operations and converted five locations to franchises. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees or close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $5.5 million for the first forty weeks of fiscal year 2004 compared to $5.0 million in the same period of the prior year, an increase of $0.5 million or 9.0 percent. Franchise revenues were higher due to franchise fees received from franchise locations added in fiscal year 2004. Franchise revenues were produced by 186 franchised Sizzler® restaurants, including 15 in Latin America as of February 1, 2004 compared to 181 franchised Sizzler® restaurants, including 13 in Latin America as of February 2, 2003. Since the third quarter of last year, eight new franchise locations opened, five Company-owned locations were converted to franchises and eight locations were closed.

Prime costs were $44.6 million for the forty weeks ended February 1, 2004 compared to $47.1 million in the same period of the prior year. Prime costs, which include food and labor, increased to 65.2 percent of net restaurant sales compared to 64.8 percent in the same period of the prior year. The increase in the prime cost percentage is a result of higher labor costs due to higher hourly wages and higher health and workers’ compensation insurance costs.

Other operating expenses were $18.8 million for the current fiscal year compared to $19.0 million for the same period of the prior year, a decrease of $0.2 million or 1.1 percent. This decrease is primarily due to lower operating costs associated with having fewer restaurants partially offset by losses of $0.2 million on the sale of four Company-owned restaurants to franchisees and a $0.3 million bankruptcy trust refund received in the prior fiscal year.

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

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan, cook line and order area. The Company has completed six remodels in fiscal year 2004 at a cost of up to $200,000 per remodel. During the remainder of fiscal year 2004, the Company plans to complete eight remodels focusing on the Northern California market and select locations in Southern California. In fiscal year 2005, the Company plans to complete up to 26 additional remodels.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company identified ten Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition six New York area restaurants to existing or new franchisees, or to third parties and expects this transition to be completed by the end of fiscal year 2004 or the first quarter of fiscal year 2005. Two New York area restaurants will remain as Company-owned but will be operated under a management agreement by a new franchisee.

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

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $36.5 million for the forty weeks ended February 1, 2004 compared to $35.0 million in the same period of the prior year, an increase of $1.5 million or 4.2 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 21 at the end of the current quarter compared to 17 in the same period of the prior year. The increase in revenues was partially offset by a 12.7 percent decrease in same store sales primarily due to an E.coli incident (see Notes 7 and 12, to the Condensed Consolidated Financial Statements.) In addition, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in Pat & Oscar’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets. The initiatives underway include continuing the television marketing campaign that commenced in the current quarter for restaurants in San Diego along with local marketing programs in all markets.

Prime costs were $22.5 million for the forty weeks ended February 1, 2004 compared to $20.3 million in the same period of the prior year. Prime costs, which include food and labor, increased to 61.7 percent of net sales compared to 58.0 percent in the same period of the prior year. The increase in prime cost percentage is due to higher food costs associated with free food giveaway promotions following the E.coli incident. Labor costs were also up due to the impact of fixed labor on a lower sales base following the E.coli incident and due to higher labor costs associated with new restaurants opened during the last quarter of fiscal year 2003.

Other operating expenses amounted to $11.4 million for the current year compared to $9.1 million for the same period in the prior year, an increase of $2.3 million or 25.7 percent primarily due to the increase in the number of restaurants.

The Company expects to open two new locations during the remainder of fiscal year 2004 and four new restaurants during fiscal year 2005 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 1, 2004 were $41.1 million compared to $31.8 million for the forty weeks ended February 2, 2003, an increase of

$9.3 million or 29.4 percent. This increase was driven by a 6.7 percent increase in same store sales and a 23.6 percent increase in the average Australian dollar exchange rate. The increase in same store sales was due to increased customer counts associated with successful marketing promotions featuring the add-on of a steak or seafood entrée for only $3.00 to $6.00 Australian dollars with the purchase of a salad bar and beverage. The increase in same store sales is also attributed to a higher average guest check due in part to menu price increases. Restaurant sales for the current year were $40.0 million compared to $30.5 million in the same period of the prior year, produced by 29 restaurants operating during the current year and during the same period of the prior year. Franchise revenues were $1.1 million in the current year compared to $1.3 million in the same period of the prior year, a decrease of $0.2 million or 9.6 percent due to having fewer franchise locations. Franchise revenues were produced by two joint venture restaurants and 39 international franchised Sizzler® locations, compared to two joint venture restaurants and 42 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened three franchise locations and one joint venture location, closed six franchise locations and one joint venture restaurant. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $26.3 million for the forty weeks ended February 1, 2004 compared to $20.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 65.9 percent of sales compared to 66.4 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor costs associated with increased productivity, due to higher sales. Prime costs as a percent of sales were also lower due to menu price increases implemented since the third quarter of the prior year that passed on to customers minimum wage and certain commodity price increases. The decrease in prime costs as a percent of sales was partially offset by higher food costs associated with higher protein value meals and certain commodity price increases.

Other operating expenses were $9.8 million for the forty weeks ended February 1, 2004 compared to $7.3 million for the same period of the prior year, an increase of $2.5 million or 34.4 percent primarily due to a higher average Australian dollar exchange rate and costs necessary to support increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed one remodel. The Company plans to complete remodels for three additional restaurants during the remainder of fiscal year 2004. In addition, the Company plans to remodel eight restaurants and relocate one restaurant during fiscal year 2005.

KFC OPERATIONS

Revenues for the forty weeks ended February 1, 2004 were $107.8 million compared to $77.5 million for the forty weeks ended February 2, 2003, an increase of $30.3 million or 39.1 percent. This increase is due to a 10.3 percent increase in same store sales, one additional restaurant and a 23.6 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current period compared to 111 restaurants in the same period of the prior year.

Prime costs for the forty weeks ended February 1, 2004 were $63.2 million compared to $45.8 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.7 percent of sales compared to 59.0 percent for the same period of the prior year. The prime cost percent decreased due to lower labor costs as a percent of sales, resulting from increased productivity, due to higher sales. The decrease was partially offset by increased food costs due to commodity cost increases.

Other operating expenses were $25.3 million for the current fiscal year compared to $18.4 million for the same period of the prior year, an increase of $6.9 million or 37.7 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current fiscal year, the Company completed two remodels and scraped and rebuilt three other restaurants. The Company plans to remodel one additional restaurant during the remainder of fiscal year 2004. In addition, the Company plans to scrape and rebuild four restaurants and remodel ten restaurants during fiscal year 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $4.1 million for the first forty weeks of fiscal year 2004 compared to $9.4 million for the same period of the prior year. The decrease is due to a net increase in cash used by operating assets and liabilities of $5.2 million, principally as a result of a reduction in current liabilities and a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $0.1 million.

The Company’s working capital at February 1, 2004 was $5.9 million including cash, cash equivalents and restricted cash totaling $31.2 million, of which $11.2 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of February 1, 2004, the Company has letters of credit totaling $3.6 million for this purpose, which are supported by a corresponding amount of restricted cash. At April 30, 2003, the Company had a working capital deficit of $3.6 million. The increase in working capital is primarily due to additional borrowing net of debt repayments and cash provided by operations partially offset by funds expended for remodel programs and new restaurants. The current ratio was 1.1 at February 1, 2004 and 0.9 at April 30, 2003.

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

Capital Expenditures

Capital expenditures were $11.3 million for the forty weeks ended February 1, 2004 which included $4.2 million used for development of new restaurants and $7.1 million for remodels and improvements of existing restaurants and improvements across all divisions.

During the remainder of fiscal year 2004, the Company plans to expand its international operations through additional investment in Company-owned restaurants. The

Company expects to remodel three Sizzler® Australia restaurants at a cost of approximately $130,000 each and remodel one KFC® restaurant at a cost of approximately $410,000. During fiscal year 2005, the Company intends to scrape and rebuild four KFC® restaurants at a cost of approximately $740,000 each, remodel ten KFC® restaurants at a cost of approximately $370,000 each, remodel eight Sizzler® Australia restaurants at a cost of approximately $150,000 each and relocate one Sizzler® Australia restaurant at a cost of approximately $1.1 million. The Company’s domestic operations will primarily be expanded by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company expects to add two Pat & Oscar’s® locations by the end of fiscal year 2004 and four during fiscal year 2005 at a cost of approximately $1.6 to $2.0 million per location, net of landlord contributions. The Company presently plans to complete eight additional Sizzler® Domestic major remodels at a cost of up to $200,000 each in the remainder of fiscal year 2004. The Company expects to open a new Sizzler® restaurant in Northern California at a cost of approximately $1.0 million by the end of fiscal year 2004. In addition, the Company plans to complete up to 26 additional Sizzler® Domestic major remodels at a cost ranging from $100,000 to $200,000 each during fiscal year 2005.

The Company estimates that total capital expenditures in fiscal year 2005 will be approximately $23.5 million and relate principally to the projects described in the preceding paragraph. The Company plans to fund this requirement with existing cash and cash flow from operations and may also utilize leasing to support its expansion activities.

Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $30.4 million ($40.0 million in Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.6 percent at February 1, 2004), plus a 2.3 percent margin. At February 1, 2004 the Company’s unpaid principal balance on the Revised Credit Facility was approximately $27.0 million ($35.5 million in Australian dollars).

In addition, the Company has a $10.0 million, seven-year term loan with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At February 1, 2004, the Company’s unpaid principal balance was approximately $9.1 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank which was paid in full in fiscal year 2004. The agreement was subject to certain financial covenants and restrictions such as tangible net worth, cash flow coverage and others which management believes are customary for loans of this type. In addition, Pat & Oscar’s ability to pay dividends to the Company was restricted based on the terms of the agreement. The loan carried variable interest rates that have ranged from 5.0 percent to 5.3 percent over the past 12 months. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.0 percent to 5.3 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of February 1, 2004.

Pat & Oscar’s Put and Call Option

On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which was included within other current liabilities and goodwill in the condensed consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.4 million amount and the payment and tender of the remaining 12.8 percent interest was delayed pending resolution of the litigation initiated by Mr. Sarkisian. On November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final, and finalizing the Company’s purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s under the call option agreement (see Note 7 - Commitments and Contingencies, to the Condensed Consolidated Financial Statements).

Pat & Oscar’s Earn-Out

The Company’s purchase agreement for the acquisition of Pat & Oscar’s provided for an earn-out cash consideration if specified revenue, profitability, and growth targets covering the period from the acquisition date through January 31, 2003 were achieved. The Company had accrued an earn-out amount of approximately $1.0 million which was included within other current liabilities and goodwill in the condensed consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.0 million amount. However, with the Court’s entry on August 22, 2003 of the final judgment in the litigation initiated by Mr. Sarkisian, the $1.0 million was paid in the second quarter of fiscal year 2004 (see Note 7- Commitments and Contingencies, to the Condensed Consolidated Financial Statements).

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase 2.9 million shares, representing a diluted 13.7 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary managing Sizzler® and KFC® in Australia. The exercise price of the options, Australian $1.00 (U.S. $0.76 at February 1, 2004), equaled the estimated fair value of the shares on the grant date. In addition, participants who remained employees of CFG for the three years ended August 20, 2003, were entitled to their share of a retention bonus aggregating $1.4 million Australian (U.S. $1.1 million at February 1, 2004), which could only be applied to the exercise price of the options. As of the date of this report no options have been exercised and no retention bonus has been paid. The retention bonus has been expensed over the related three-year period. In addition, under the terms of the plan, for the one-year period ended August 20, 2002, the AMG participants earned options to purchase 865,000 additional shares of CFG at Australian $2.63 (U.S. $2.00 at February 1, 2004), the estimated fair value of the shares on the grant date. These shares represent a diluted 4.0 percent interest in CFG. In addition, under the terms of the plan, for the one-year period ended August 20, 2003, the AMG participants earned options to purchase 346,000 additional shares of CFG at Australian $4.41 (U.S. $3.35 at February 1, 2004), the estimated fair value of the shares on the grant date. These shares represent a diluted 1.6 percent interest in CFG. All of the existing options became and remain exercisable for a period of one year commencing August 20, 2003.

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

From August 20, 2003 to November 21, 2004, the AMG has a contractual right to make an offer to purchase all of the Company’s shares of CFG. The purchase price would be equal to the amount offered by the AMG (“Established Price Per Share”), which the Company would have the right to accept, or alternatively the Company could elect to purchase all shares held by the AMG at the Established Price Per Share. In the event the Company proposes to sell CFG or the Sizzler® or KFC® operations in Australia to a third party before December 2004, the AMG is entitled to purchase CFG or these operations on the same terms and conditions as have been accepted by the Company. If the AMG does not elect to purchase CFG or these operations, the AMG members are then required to sell their shares at the same effective price per share as is accepted by the Company in a sale of CFG or the Sizzler® and KFC® operations to a third party. To date the Company has received no offer from the AMG to purchase all of the Company’s shares of CFG.

As of the date of this report none of the AMG members have exercised their options. However, in anticipation that the AMG members will exercise some or all of their options, the Company and the AMG have reached a tentative agreement subject to a definitive written agreement that the AMG will not exercise their right to purchase all of the Company’s shares of CFG and in return the AMG may be granted additional options (at fair market value on the date of grant) such that the total shares under all options will allow the AMG to purchase up to a maximum of 20 percent of the outstanding shares of CFG. If all of the AMG options are exercised the Company’s income statement would prospectively reflect a minority interest of approximately 20 percent of the net income from its CFG operations as a reduction of consolidated net income. The tentative agreement also includes a put option for the AMG members to sell their AMG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The tentative agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares upon termination of an AMG member. As of the date of this report, the definitive written agreement had not been finalized pending resolution of certain tax matters. Resolution is expected by the end of fiscal year 2004.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares were subject to resale restrictions until February 13, 2004.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the required disclosures in Note 2, to the Condensed Consolidated Financial Statements. Management is currently assessing whether to adopt the transition component of SFAS No. 148.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. The Company has reviewed this pronouncement and determined it is not applicable since the Company does not own or have an investment in any VIEs.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equity. “ SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003. The Company does not currently have any financial instruments that will be materially impacted by SFAS No. 150.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of February 1, 2004 is the same as described Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, except as follows:

Interest rate risk

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its existing credit facility. The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $30.4 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.6 percent at February 1, 2004), plus a 2.3 percent margin. At February 1, 2004, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $27.0 million ($35.5 million in Australian dollars).

On September 10, 2003, the Company entered into an interest rate cap contract to hedge the Company’s exposure to interest rate increases on the Revised Credit Facility. The cap contract prevents the facility’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At February 1, 2004, the interest rate cap covered approximately 22.5 percent of the facility principal outstanding and expires on January 1, 2006.

In addition, on September 10, 2003, the Company entered into an interest rate swap contract to convert part of its variable interest exposure under the Revised Credit Facility to a fixed rate of 5.7 percent (excluding margin). At February 1, 2004, the interest rate swap contract covered approximately 22.5 percent of the facility principal outstanding and expires on January 1, 2006.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the plan to complete eight remodels at U.S. Sizzler® locations in the remainder of fiscal year 2004 and plans to complete up to 26 remodels in fiscal year 2005; (c) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plan to open two new Pat & Oscar’s® locations in the remainder of fiscal year 2004 and four new Pat & Oscar’s® in fiscal year 2005; (e) the plan to continue testing an interior remodel program for Sizzler® locations in Australia and the possible remodel of three Sizzler® restaurants in Australia in the remainder of fiscal year 2004 and to remodel eight restaurants and relocate one restaurant in fiscal year 2005; (f) the continuation of the KFC® scrape and rebuild program in the remainder of fiscal year 2004 and the continuation of the KFC® scrape and rebuild program at four locations and the planned completion of KFC® remodels at ten locations during fiscal year 2005; (g) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (h) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cash flows arising from the San Diego area E.coli incident; (i) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures and whether any future borrowings will be required; (k) the anticipated dilutive effect of the exercise of the AMG options on the Company’s earnings per share; and (l) the plan to franchise ten California and franchise or sell up to six New York area Sizzler® locations now owned by the Company.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to fund the U.S. Sizzler® remodel program, open the forecasted number of new Pat &

Oscar’s® locations, continue the repositioning of the Australian Sizzler® concept, continue the facilities upgrade of KFC® locations, and fund the Australian Sizzler® and KFC® remodels; (c) the ability of Pat & Oscar’s to acquire a sufficient number of suitable sites to open the forecasted number of new restaurants; (d) the Company’s ability to resolve successfully the legal and other contingencies reported herein; (e) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (f) the Company’s ability to recover for any lost business income under its insurance coverage for food borne illness; (g) the Company’s ability to manage effectively its costs and expenses and meet all of its debt service requirements and working capital needs; (h) the number of shares in CFG to be acquired by AMG members pursuant to the exercise of their options thereon; (i) the ability of the Company to successfully complete the California and New York area Sizzler® franchising program; and (j) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required to do so by applicable securities laws.

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

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three-judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The petition was denied on September 12, 2003. Excel has filed a Petition For A Writ Of Certiorari in the United States Supreme Court and Excel’s legal brief as well as the Company’s legal brief have been filed with the Court. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

John Sarkisian, former CEO of the Company’s Pat & Oscar’s division, filed a lawsuit against the Company and its President/CEO alleging wrongful termination, breach of contract, fraud and misrepresentation relating to the Company’s acquisition of Pat & Oscar’s. The lawsuit sought monetary damages, injunctive relief and rescission of the purchase agreement. On August 22, 2003, a California Superior Court judge in San Diego County entered a judgment in favor of the Company on all claims at issue. On August 26, 2003, Mr. Sarkisian filed a notice of appeal and on November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiff’s appeal, thereby permitting the Court’s judgment to become final. As a result, the Company’s purchase of the plaintiff’s 12.8 percent interest in Pat & Oscar’s under the Call Option Agreement between Mr. Sarkisian and Company was completed during the quarter ended February 1, 2004 based on the option exercise price specified in the original agreement with Mr. Sarkisian.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 42 cases of E.coli have been confirmed by the health department. The Company was named as a defendant in two lawsuits filed by patrons who allegedly became ill with E.coli from consuming a salad at a Pat & Oscar’s® restaurant in San Diego County. The lawsuits, one of which was filed as a class action, also names Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce, the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 12 - E.coli Incident, to the Condensed Consolidated Financial Statements).

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

The Company filed a report on Form 8-K dated October 10, 2003 reporting:

On October 10, 2003 the Company issued a press release providing an update on Pat & Oscar’s E.coli incidents.

The Company filed a report on Form 8-K dated October 16, 2003 reporting:

On October 16, 2003 the Company issued a press release providing comments on Pat & Oscar’s E.coli related lawsuits.

The Company filed a report on Form 8-K dated September 12, 2003 reporting:

On September 12, 2003 the Company issued a press release announcing that Robert Holden will resign his position as President and CEO of Pat & Oscar’s effective September 30, 2003.

On September 25, 2003 the Company announced that its Sizzler USA division has signed a five-restaurant development agreement with Multisystems Restaurants., Inc., Sizzler’s existing franchisee in Puerto Rico.

On November 10, 2003, the Company issued a press release announcing the conference call to discuss second quarter fiscal year 2004 financial results.

The Company filed a report on Form 8-K dated November 24, 2003 reporting:

On November 24, 2003, the Company issued a press release announcing its financial results for the second fiscal quarter ended October 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc.
Registrant

Date: March 16, 2004	/s/ Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer and Director

Date: March 16, 2004	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: March 16, 2004	/s/ Mary E. Arnold
Mary E. Arnold
Vice President and Controller