Form 10-Q
period 2004-07-25
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2004-09-02
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended July 25, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2004
Common Stock $0.01 Par Value	27,517,690 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS	July 25, 2004	April 30, 2004
Current Assets:
Cash and cash equivalents	$22,804	$24,755
Restricted cash	6,499	5,131
Receivables, net of an allowance of $676 at July 25, 2004 and $641 at April 30, 2004	1,957	2,042
Inventories	4,541	4,807
Deferred income taxes	3,169	3,169
Prepaid expenses and other current assets	2,653	2,718
Assets related to restaurants held for sale	5,532	5,417

Total current assets	47,155	48,039

Property and equipment, net	74,168	74,232
Long-term notes receivable (including $191 related party receivables at July 25, 2004 and $200 at April 30, 2004)	899	912
Deferred income taxes	10,513	10,690
Goodwill, net	23,647	23,647
Intangible assets, net of accumulated amortization of $1,101 at July 25, 2004 and $1,068 at April 30, 2004	2,062	2,090
Other assets	990	1,127

Total assets	$159,434	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 25, 2004	April 30, 2004
Current Liabilities:
Current portion of long-term debt	$7,020	$7,125
Accounts payable	13,781	12,396
Other current liabilities	20,394	23,334
Income taxes payable	3,302	4,056

Total current liabilities	44,497	46,911

Long-term debt, net of current portion	24,576	29,217
Deferred gains and revenues	8,661	8,738
Pension liability	13,891	14,031

Total liabilities	91,625	98,897

Minority interest	18,347	14
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,501 and 27,501 shares and 29,438 and 27,438 shares at July 25, 2004 and April 30, 2004, respectively	295	294
Additional paid-in capital	267,340	280,442
Accumulated deficit	(200,638)	(201,233)
Treasury stock, 2,000 shares at July 25, 2004 and at April 30, 2004, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,400)	(13,542)

Total stockholders’ equity	49,462	61,826

Total liabilities and stockholders’ equity	$159,434	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20, 2003

(Unaudited)

(In thousands, except per share data)

	July 25, 2004	July 20, 2003
Revenues
Restaurant sales	$79,874	$75,767
Franchise revenues	2,078	2,053

Total revenues	81,952	77,820

Costs and Expenses
Cost of sales	27,618	25,555
Labor and related expenses	21,596	20,498
Other operating expenses	20,091	18,665
Depreciation and amortization	2,792	2,625
General and administrative expenses	7,077	5,408

Total operating costs	79,174	72,751

Operating income	2,778	5,069

Interest expense	696	552
Investment income	124	108

Income before income taxes and minority interest	2,206	4,625
Provision for income taxes	1,169	1,070
Minority interest	442	2

Net income	$595	$3,553

Basic earnings per share	$0.02	$0.13

Diluted earnings per share	$0.02	$0.12

Weighted average common shares outstanding:
Basic	27,485	27,312
Diluted	28,532	28,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20, 2003

(Unaudited)

(in thousands)

	July 25, 2004	July 20 2003
OPERATING ACTIVITIES
Net income	$595	$3,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,792	2,625
Deferred income tax provision	112	87
Allowance for bad debts	34	49
Loss on sale of assets	16	163
Amortization of deferred gains and revenues	(275)	(261)
Asset write downs and retirements	138	185
Foreign currency gain	—	(954)
Income attributable to minority interest	442	2
Other	26	(92)
Changes in operating assets and liabilities:
Receivables	59	(447)
Inventories	259	105
Prepaid expenses and other assets	138	(563)
Accounts payable	1,880	(1,808)
Deferred gains and other current liabilities	(2,733)	(1,152)
Income taxes payable	(709)	(536)

Net cash provided by operating activities	2,774	956

INVESTING ACTIVITIES
Additions to property and equipment	(3,863)	(2,656)
Proceeds from sale of property and equipment	260	340
Increase in restricted cash	(1,368)	(4,483)
Other, net	83	(55)

Net cash used in investing activities	(4,888)	(6,854)

FINANCING ACTIVITIES
Reduction of long-term debt	(4,475)	(1,739)
Sale related to exercise of stock options in subsidiary	4,642	—
Distributions to minority interest partners	—	(16)
Exercise of stock options	148	173

Net cash provided by (used in) financing activities	315	(1,582)

Effect of foreign exchange on cash	(152)	766

Net decrease in cash and cash equivalents	(1,951)	(6,714)

Cash and cash equivalents at beginning of period	24,755	26,303

Cash and cash equivalents at end of period	$22,804	$19,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20 , 2003

(Unaudited)

(in thousands)

	July 25, 2004	July 20, 2003
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$559	$670
Income taxes	1,744	1,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The condensed consolidated financial statements include Worldwide Restaurant Concepts, Inc. and its subsidiaries (“WRC” or the “Company”). The financial statements include the Company’s worldwide operation of the Sizzler® family steakhouse concept, including Company-owned outlets and activities related to the development and operation of Sizzler® franchises, as well as the KFC® franchises operated by the Company in Queensland and New South Wales, Australia and the operations of Pat & Oscar’s® Company-owned outlets in the United States.

The information for the twelve weeks ended July 25, 2004 and July 20, 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. In a fifty-two week fiscal year, the first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The current fiscal year will include fifty-two weeks.

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

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Net income	$595	$3,553
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	20	109
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(558)	(601)

Pro forma basic net income	57	3,061

Deduct: Income attributed to AMG options dilution (see Note 10)	(4)	(237)

Pro forma diluted net income	$53	$2,824

Earnings per share:
Basic, as reported	$0.02	$0.13
Basic, pro forma	$0.00	$0.11
Diluted, as reported	$0.02	$0.12
Diluted, pro forma	$0.00	$0.10

3.	Comprehensive Income:

Comprehensive income for the periods ended July 25, 2004 and July 20, 2003, is as follows (in thousands):

	Twelve weeks ended
	July 25, 2004	July 20. 2003
Net income	$595	$3,553
Foreign currency translation adjustments	86	(666)
Change in fair value of derivative instrument, net of tax	5	37
Amortization of pension liability	51	29

Total comprehensive income	$737	$2,953

4.	Segment Information:

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

Operating income includes segment operating results before investment income, interest expense, minority interest, income taxes, and corporate overhead. The corporate and other components of operating income represent corporate general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, investments, accounts receivable and various other assets.

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Revenues (in thousands):
Sizzler - Domestic	$22,011	$24,123
Pat & Oscar's	11,867	12,818
Sizzler - International	12,825	11,080
KFC	35,249	29,799

Total revenues	$81,952	$77,820

Operating income (loss) (in thousands):
Sizzler - Domestic	$1,452	$2,147
Pat & Oscar's	(978)	681
Sizzler - International	119	194
KFC	3,613	3,101
Corporate and other	(1,428)	(1,054)

Total operating income	$2,778	$5,069

Reconciliation to net income (in thousands):
Total operating income	$2,778	$5,069
Interest expense	696	552
Investment income, net	124	108

Income before income taxes and minority interest	2,206	4,625
Provision for income taxes	1,169	1,070
Minority interest	442	2

Net income	$595	$3,553

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Revenues from external customers:
Domestic	$33,878	$36,941
International	48,074	40,879

Total revenues	$81,952	$77,820

	July 25, 2004	April 30, 2004
Long-lived assets:
Domestic	$76,141	$76,040
International	24,726	25,056

	$100,867	$101,096

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. Approximately $21.9 million of the total goodwill relates to the Company’s Pat & Oscar’s segment. Goodwill is tested annually for impairment during the second quarter. The following sets forth the intangible assets by major asset class (in thousands):

	July 25, 2004	April 30, 2004
Franchise rights	$1,503	$1,518
Accumulated amortization	(772)	(757)
Trademarks	1,609	1,589
Accumulated amortization	(329)	(311)
Other intangibles	51	51
Accumulated amortization	—	—

Total intangibles	3,163	3,158
Total accumulated amortization	(1,101)	(1,068)

Net intangibles	$2,062	$2,090

Trademarks consist of costs to register new trademarks and defend existing trademarks. Amortization expense related to intangible assets was $40,000 for the quarter ended July 25, 2004 and is expected to be approximately $170,000 in each of the next five fiscal years. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended
(In thousands, except EPS)	July 25, 2004	July 20, 2003
Numerator for basic EPS - Net income	$595	$3,553
Income attributed to AMG options dilution (see Note 9)	(4)	(237)

Numerator for diluted EPS - Net income	$591	$3,316

Denominator for basic EPS - weighted average shares of common stock outstanding	27,485	27,312
Effect of dilutive stock options	1,047	928

Denominator for diluted EPS - adjusted weighted average shares outstanding	28,532	28,240

Basic earnings per share	$0.02	$0.13

Diluted earning per share	$0.02	$0.12

Antidilutive options not included in computation of diluted EPS	1,415	1,716

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities which have been reported and those that have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 25, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are secured by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in four lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements).

8.	Employee Benefit Plans

The Company’s terminated supplemental executive retirement plan (“SERP”) covers 11 former employees and is accounted for under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the twelve weeks ended July 25, 2004 and July 20, 2003, is as follows (in thousands):

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Pension Plan:
Interest cost	$154	$175
Recognized net actuarial loss	51	37

Net periodic benefit cost	$205	$212

9.	Minority Interest and Australian Management Transaction

Minority interest liability is attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiaries, Pat & Oscars and Collins Food Group (“CFG”).

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in CFG, the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.72 at July 25, 2004) to Australian $4.41 (U.S. $3.15 at July 25, 2004), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the fiscal quarter ended July 25, 2004, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. In addition, a retention bonus aggregating $1.4 million Australian (U.S. $1.0 million at July 25, 2004), which could only be applied to the exercise price of the options was paid to the AMG. An additional, 23,000 were exercised subsequent to the end of the quarter and 49,000 expired on August 20, 2004. Net income for the first fiscal quarter ended July 25, 2004 reflects minority interest of $445,000 and during the remainder of fiscal year 2005, net income from the Company’s CFG operations will be reduced to reflect a minority interest of approximately 19.1 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at their fair value as of the balance sheet date. The fair market value of CFG shares on July 25, 2004 was Australian $6.31 (U.S. $4.51 at July 25, 2004). The difference between the fair value of the minority interest over its carrying value of $13.2 million is reflected as a reduction of additional paid-in capital. The following table sets forth the changes in carrying amount of minority interest for the quarter ended July 25, 2004 (in thousands):

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	1,046
Income attributable to minority interest	445
Foreign currency translation effect	1

Total	1,492
Value of CFG put	16,844

Total CFG minority interest	18,336
Total Pat & Oscar’s minority interest	11

Total minority interest at July 25, 2004	$18,347

10.	E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree.

To date, there have been four lawsuits filed (See Note 7 – Commitments and Contingencies, to the Condensed Consolidated Financial Statements), naming the Company as a defendant, of which one is a class action. The Company has insurance policies to cover this type of event and believes it has adequate insurance coverage to address any liability that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the

Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds.

The costs related to investigating and minimizing the impact of the E.coli incident through the end of fiscal quarter ended July 25, 2004 are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability through the first half of fiscal year 2005 in an amount not presently quantifiable. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended July 25, 2004 were approximately 7.5 percent below prior year. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million or more. However, due to the terms of the insurance policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain. The Company believes that it has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount.

11.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of July 25, 2004 include eight New York area restaurants and 10 California restaurants. Subsequent to the end of the quarter ended July 25, 2004, the Company has completed the sale of seven restaurants in Southern California for $1.8 million.

During the first fiscal quarter of 2005, the Company sold one restaurant to a franchisee for $0.3 million and classified one additional New York restaurant as assets held for sale. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Twelve Weeks Ended
	July 25, 2004	July 20, 2003
	%	%
Revenues
Restaurant sales	97.5	97.4
Franchise revenues	2.5	2.6

Total revenues	100.0	100.0

Costs and Expenses
Cost of sales	33.7	32.8
Labor and related expenses	26.4	26.3
Other operating expenses	24.5	24.0
Depreciation and amortization	3.4	3.4
General and administrative expenses	8.6	6.9

Total operating costs	96.6	93.5

Operating income	3.4	6.5

Interest expense	0.8	0.7
Investment income	0.2	0.1

Income before income taxes and minority interest	2.7	5.9
Provision for income taxes	1.4	1.4
Minority interest	0.5	—

Net income	0.7	4.6

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED JULY 25, 2004 VERSUS JULY 20, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues, including franchise fees and royalties, represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended July 25, 2004 were $82.0 million compared to $77.8 million for the quarter ended July 20, 2003, an increase of $4.2 million or 5.3 percent. The increase is due to a $7.2 million increase in revenues from the international divisions partially offset by declines of approximately $3.0 million in the domestic divisions. The international division increase was due to a 7.6 percent increase in the average Australian dollar exchange rate that represents approximately $3.4 million in revenues, along with same store sales increases from the KFC and Sizzler International divisions and having one new KFC® restaurant open. These increases were partially offset by a decrease in domestic revenues. Sizzler Domestic division revenues were lower due to having seven fewer Company-owned restaurants open (six were converted to franchise operations). There were two additional Pat & Oscar’s® restaurants open compared to the prior year, but revenues decreased due to declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 10, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability through the first half of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent and 12.1 percent in the third and fourth quarters of fiscal year 2004 and first quarter of fiscal year 2005, respectively. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended July 25, 2004 were approximately 7.5 percent below prior year. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million or more. However, due to the terms of the insurance policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain. The Company believes that it also has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount. The Company has not recorded any asset nor reduced any expense in anticipation of any potential insurance recovery.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2004				FY 2005
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1
SIZZLER
Sizzler Domestic Company-owned	-3.4%	1.4%	1.7%	-1.9%	-2.2%
Sizzler Domestic Franchise	-0.8%	2.6%	4.8%	5.8%	2.7%
Sizzler Domestic Combined	-1.5%	2.3%	3.8%	3.7%	1.6%
Sizzler International Company-owned	8.6%	4.2%	7.2%	6.7%	8.0%
Sizzler International Franchise	0.8%	-4.0%	-1.6%	1.5%	3.1%
Sizzler International Combined	4.3%	-0.3%	3.0%	4.1%	5.5%
KFC	10.0%	12.8%	8.7%	7.9%	7.7%
PAT & OSCAR’S	-3.4%	-6.0%	-25.5%	-16.1%	-12.1%
TOTAL SYSTEM-WIDE (a)	1.4%	3.3%	2.7%	3.2%	2.5%

(a)	Includes revenues of all franchised locations as reported by franchisees and all Company–owned locations.

Consolidated operating expenses for the quarter ended July 25, 2004 were $79.2 million compared to $72.8 million for the quarter ended July 20, 2003, an increase of $6.4 million or 8.8 percent. The increase is due to a 7.6 percent increase in the average Australian dollar exchange rate that represents $3.1 million of the increase. The remaining increase is due to the addition of two new Pat & Oscar’s®, one KFC® restaurant and increased sales volumes from the Company’s international operations. The Company also reported a $1.0 million foreign exchange gain in the first quarter of fiscal year 2004 compared to an immaterial gain in the same quarter of fiscal year 2005. In addition, during the first quarter of fiscal year 2004, the Company received a $0.4 million partial reimbursement of expenses from its insurance carrier related to litigation.

Interest expense was $0.7 million for the quarter ended July 25, 2004 compared to $0.6 million for the quarter ended July 20, 2003, an increase of $0.1 million due to higher debt balances and higher exchange rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.1 million in the current quarter compared to $0.1 million in the same period of the prior year.

In the first quarter of fiscal year 2005, the AMG group exercised options to purchase 19.0 percent of the Company’s subsidiary, Collins Food Group (“CFG”). Minority interest of $0.4 million primarily represents their share the CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed

Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of July 25, 2004, Pat & Oscar’s had three market partnership agreements with three regional managers covering 23 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.2 million in the current quarter compared to $1.1 million in the same period of the prior year, an increase of $0.1 million. The effective tax rate increased to 53.0 percent from 23.1 percent compared to same period of the prior year. The increase is primarily due to higher income from the Company’s international division which does not benefit from the domestic net operating loss carryforward as well as operating losses in the United States for which an income tax benefit was not recorded.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended July 25, 2004 were $22.0 million compared to $24.1 million for the quarter ended July 20, 2003, a decrease of $2.1 million or 8.8 percent. Restaurant sales for the current quarter were $20.3 million compared to $22.4 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and a 2.2 percent decrease same store sales driven in part by higher consumer gas prices. The Company has several initiatives in place to increase sales including television marketing programs, new menu items and a new customer feedback system. There were 54 Company-operated Sizzler® restaurants as of July 25, 2004 and 61 as of July 20, 2003. Since the first quarter of last year, the Company opened one new restaurant, closed two locations due to unprofitable operations and sold six locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.7 million in the current quarter compared to $1.7 million in the same period of the prior year. Franchise revenues were produced by 189 franchised Sizzler® restaurants, including 15 in Latin America as of July 25, 2004 compared to 183 franchised Sizzler® restaurants, including 14 in Latin America as of July 20, 2003. Since the first quarter of last year, five new franchise locations opened, six Company-owned locations were sold to franchisees and five locations were closed.

Prime costs were $13.2 million in the current quarter compared to $14.2 million in the same period of the prior year. Prime costs, which include food and labor, increased to 64.9 percent of net restaurant sales compared to 63.2 percent in the same period of the prior year. The increase in the prime cost percentage is primarily a result of higher labor costs due to higher hourly wages and higher health and workers’ compensation insurance costs. Food costs were also up due to increased commodity prices for beef, pork, chicken and cheese.

Other operating expenses were $5.5 million for the current quarter compared to $5.9 million for the same period of the prior year, a decrease of $0.4 million or 5.9 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants.

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

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan, cook line and order area. The Company has completed two remodels in first quarter of fiscal year 2005 and 15 remodels since the program started. The Company is currently evaluating the remodel results and may complete up to 20 additional remodels during the remainder of fiscal year 2005.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company identified ten Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition eight New York area restaurants to existing or new franchisees, or to third parties and expects this transition to be completed by the end of the second quarter of fiscal year 2005.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $11.9 million for the quarter ended July 25, 2004 compared to $12.8 million in the same period of the prior year, a decrease of $0.9 million or 7.4 percent. Sales reflect 23 restaurants operating during the current quarter compared to 21 restaurants in the same period of the prior year. The decrease in revenues is primarily due to an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 and resulted in a decrease of 12.1 percent in same store sales for the quarter ended July 25, 2004 (see Notes 7 and 10, to the Condensed Consolidated Financial Statements.) The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets. The initiatives include continuing the television marketing campaign that commenced in fiscal year 2004 for restaurants in San Diego, launching a new public relations campaign designed to give the concept a broader public exposure, along with local marketing programs and catering sales initiatives in all markets.

Prime costs were $7.5 million in the current quarter compared to $7.3 million in the same period of the prior year. Prime costs, which include food and labor, increased to 63.6 percent of net sales compared to 57.0 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with commodity price increases for cheese, ribs and chicken. Labor costs were also up due to the impact of fixed labor on a lower sales base following the E.coli incident, as well as on lower sales volumes at the Company’s Los Angeles locations, and higher workers’ compensation and health insurance costs.

Other operating expenses amounted to $3.8 million for the current quarter compared to $3.3 million for the same period in the prior year, an increase of $0.5 million or 14.1 percent primarily due to new restaurant openings and marketing costs associated with the television campaign in San Diego.

The Company opened one new restaurant in Ventura County during the first quarter of fiscal year 2005 and plans to open up to two additional locations during the remainder of fiscal year 2005 and will focus its expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended July 25, 2004 were $12.8 million compared to $11.1 million for the quarter ended July 20, 2003, an increase of $1.7 million or 15.8 percent. This increase was driven by an 8.0 percent increase in same store sales for company-owned restaurants and a 7.6 percent increase in the average Australian dollar exchange rate. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. Restaurant sales for the current quarter were $12.5 million compared to $10.8 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and comparable prior year quarter. Franchise revenues remained unchanged at $0.3 million. Franchise revenues were produced by two joint venture restaurants and 38 international franchised Sizzler® locations, compared to two joint venture restaurants and 43 international franchised locations in the same period of the prior year. Since the first quarter of last year, the Company opened one franchise location and closed six franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $8.2 million in the current quarter compared to $7.1 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.1 percent of sales compared to 66.4 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor cost associated with increased productivity, resulting from higher sales and guest counts. Prime costs as a percent of sales were also lower due to menu price increases implemented since the first quarter of fiscal year 2004 that passed on to customers wage and certain commodity price increases. These decreases were partially offset by higher food costs associated with higher protein value meals and certain commodity price increases.

Other operating expenses were $2.9 million for the current quarter compared to $2.6 million for the same period of the prior year, an increase of $0.3 million or 14.0 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently testing an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed five remodels. The Company plans to complete remodels for six additional restaurants and relocate one restaurant in fiscal year 2005.

KFC OPERATIONS

Revenues for the quarter ended July 25, 2004 were $35.2 million compared to $29.8 million for the quarter ended July 20, 2003, an increase of $5.4 million or 18.3 percent. This increase is due to a 7.7 percent increase in same store sales, one additional restaurant and a 7.6 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current quarter compared to 111 restaurants in the same period of the prior year.

Prime costs were $20.3 million in the current quarter compared to $17.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 57.5 percent of sales compared to 58.6 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower labor costs as a percent of sales, resulting from increased productivity due to higher sales. Food costs percentage also decreased due to menu price increases and lower kids meal premium costs.

Other operating expenses were $8.1 million for the current quarter compared to $6.9 million for the same period of the prior year, an increase of $1.2 million or 16.3 percent. The increase was primarily due to a higher average Australian dollar exchange rate, cost associated with operating an additional restaurant and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed two remodels. The Company plans to remodel eight additional restaurants, scrape and rebuild one restaurant and relocated one restaurant during the remainder of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004, remain appropriate.

CONTRACTUAL OBLIGATIONS

Management believes that there have not been any material changes to the Company’s contractual obligations since those disclosed on the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $2.8 million for the first quarter of fiscal year 2005 compared to $1.0 million for the same period of the prior year. The increase is due to a net decrease in cash used by operating assets and liabilities of $3.3 million, partially offset by a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $1.5 million.

The Company’s working capital at July 25, 2004 was $2.7 million including cash, cash equivalents and restricted cash totaling $29.3 million, of which $11.9 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 25, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank. At April 30, 2004, the Company had working capital of $1.1 million. The increase in working capital is primarily due to cash provided by operations partially offset by funds expended for remodel programs and new restaurants. The current ratio was 1.1 at July 25, 2004 and 1.0 at April 30, 2004.

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

Capital Expenditures

Capital expenditures were $3.9 million for the quarter ended July 25, 2004 which included $0.9 million used for development of new restaurants and 3.0 million for remodels and improvements of existing restaurants and improvements across all divisions.

During the remainder of fiscal year 2005, the Company plans to expand its international operations through additional investment in Company-owned restaurants. The

Company intends to commence the scrape and rebuild of one KFC® restaurant at a cost of approximately $0.5 million, relocate one KFC restaurant at a cost of approximately $0.3 million, remodel eight KFC® restaurants at a cost of approximately $0.4 million each, remodel six Sizzler® Australia restaurants at a cost of approximately $0.1 million each and relocate one Sizzler® Australia restaurant at a cost of approximately $1.1 million. The Company’s domestic operations will primarily be expanded by additional development of U.S. Sizzler franchise operations that do not require the Company’s capital and by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company expects to add two additional Pat & Oscar’s® locations during the remainder of fiscal year 2005 at a cost of approximately $1.6 million to $2.0 million per location, net of landlord contributions. In addition, the Company may complete up to 20 additional Sizzler® remodels at a cost ranging from $0.1 million to $0.2 million each during the remainder of fiscal year 2005.

The Company estimates that total capital expenditures in fiscal year 2005 will be approximately $23.5 million and relate principally to the projects described in the preceding paragraph. The Company plans to fund this requirement with existing cash and cash flow from operations and may also utilize lease financing to support its expansion activities.

Debt

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $28.6 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at July 25, 2004), plus a 2.3 percent margin. At July 25, 2004, the Company’s unpaid principal balance on the Credit Facility was approximately $19.4 million ($27.1 million in Australian dollars).

In addition, the Company has a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At July 25, 2004, the Company’s unpaid principal balance was approximately $8.9 million.

The Company also has a $0.1 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate was 5.0 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of July 25, 2004 and expects to be in compliance for the foreseeable future.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Food Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.72 at July 25, 2004) to Australian $4.41 (U.S. $3.15 at July 25, 2004), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the fiscal quarter ended July 25, 2004, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. In addition, a retention bonus aggregating $1.4 million Australian (U.S. $1.0 million at July 25, 2004), which could only be applied to the exercise price of the options was paid to the AMG. An additional, 23,000 were exercised subsequent to the end of the quarter and 49,000 expired on August 20, 2004. Net income for the first fiscal quarter ended July 25, 2004 reflects minority interest of $445,000 and during the remainder of fiscal year 2005, net income from the Company’s CFG operations will be reduced to reflect a minority interest of approximately 19.1 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at their fair value as of the balance sheet date. The fair market value of CFG shares on July 25, 2004 was Australian $6.31 (U.S. $4.51 at July 25, 2004). The difference between the fair value of the minority interest over its carrying value of $13.2 million is reflected as a reduction of additional paid-in capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of July 25, 2004 is the same as described Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except as follows:

Interest rate risk

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $28.6 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at July 25, 2004), plus a 2.3 percent margin. At July 25, 2004 the Company’s unpaid principal balance on the Credit Facility was approximately $19.4 million ($27.1 million in Australian dollars).

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At July 25, 2004, the interest rate cap covered approximately 23.3 percent of the facility principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At July 25, 2004, the interest rate swap contract covered approximately 23.3 percent of the facility principal outstanding and expires on January 1, 2006.

The Company calculated that a hypothetical 10.0 percent change in interest rates, as defined above, in the near-term would change interest expense by $0.1 million.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the possible remodel of up to 20 U.S. Sizzler® locations in the remainder of fiscal year 2005; (c) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plan to open up to two new Pat & Oscar’s® locations in the remainder of fiscal year 2005; (e) the plan to continue testing an interior remodel program for Sizzler® locations in Australia and the possible remodel of six Sizzler® restaurants in Australia in the remainder of fiscal year 2005 and relocate one restaurant in fiscal year 2005; (f) the continuation of the KFC® scrape and rebuild program at one location, the planned completion of KFC® remodels at eight locations and planned relocation of one restaurant during the remainder of fiscal year 2005; (g) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (h) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cash flows arising from the San Diego area E.coli incident; (i) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures and whether any future borrowings will be required; (k) the plan to franchise ten California and franchise or sell up to eight New York area Sizzler® locations now owned by the Company.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to fund the U.S. Sizzler® remodel program, open the forecasted number of new Pat & Oscar’s® locations, continue the repositioning of the Australian Sizzler® concept, continue the facilities upgrade of KFC® locations, and fund the Australian Sizzler® and KFC® remodels and scrape and rebuilds; (c) the ability of Pat & Oscar’s to acquire a sufficient number of suitable sites to open the forecasted number of new restaurants; (d) the Company’s ability to resolve successfully the legal and other contingencies reported herein; (e) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (f) the Company’s ability to recover for any lost business income under its insurance coverage for food borne illness or from its suppliers; (g) the Company’s ability to manage effectively its costs and expenses and meet all of its debt service requirements and working capital needs; (h) the ability of the Company to successfully complete the California and New York area Sizzler® franchising program; and (i) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required to do so by applicable securities laws.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in four lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements).

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

The Company filed a report on Form 8-K dated May 5, 2005 reporting:

On May 5, 2004 the Company issued a press release announcing that its Pat & Oscar’s division has opened a new restaurant in San Bernadino, California.

On May 7, 2004 the Company issued a press release announcing that its Sizzler USA division has opened a new restaurant in Antioch, California.

On June 21, 2004 the Company issued a press release announcing the conference call to discuss fourth quarter fiscal year 2004 financial results.

The Company filed a report on Form 8-K dated July 1, 2004 reporting:

On July 1, 2004, Worldwide Restaurant Concepts, Inc. issued a press release announcing financial results for the fourth quarter and annual fiscal year 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc.
Registrant

Date: September 2, 2004	/s/ Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer and Director

Date: September 2, 2004	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: September 2, 2004	/s/ Mary E. Arnold
Mary E. Arnold
Vice President and Controller