Form 10-Q
period 2004-10-17
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2004-11-26
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 17, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2004
Common Stock $0.01 Par Value	27,614,093 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 17, 2004	April 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$22,419	$24,755
Restricted cash	6,514	5,131
Receivables, net of an allowance of $454 at October 17, 2004 and $641 at April 30, 2004	3,176	2,042
Inventories	4,993	4,807
Deferred income taxes	3,169	3,169
Prepaid expenses and other current assets	2,548	2,718
Assets related to restaurants held for sale	3,014	5,417

Total current assets	45,833	48,039

Property and equipment, net	74,536	74,232

Long-term notes receivable, net (including $200 related party receivables at October 17, 2004 and April 30, 2004)	1,727	912

Deferred income taxes	10,412	10,690

Goodwill, net	23,647	23,647

Intangible assets, net of accumulated amortization of $1,159 at October 17, 2004 and $1,068 at April 30, 2004	2,049	2,090

Other assets	1,129	1,127

Total assets	$159,333	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	October 17, 2004	April 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,019	$7,125
Accounts payable	13,509	12,396
Other current liabilities	22,126	23,334
Income taxes payable	2,432	4,056

Total current liabilities	45,086	46,911

Long-term debt, net of current portion	22,719	29,217
Deferred gains and revenues	8,292	8,738
Pension liability	13,751	14,031

Total liabilities	89,848	98,897

Minority interest	20,675	14
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,614 and 27,614 shares and 29,438 and 27,438 shares at October 17, 2004 and April 30, 2004, respectively	296	294
Additional paid-in capital	265,720	280,442
Accumulated deficit	(199,777)	(201,233)
Treasury stock, 2,000 shares at October 17, 2004 and at April 30, 2004, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,294)	(13,542)

Total stockholders’ equity	48,810	61,826

Total liabilities and stockholders’ equity	$159,333	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(In thousands, except per share data)

	October 17, 2004	October 12, 2003
Revenues
Restaurant sales	$156,993	$150,071
Franchise revenues	4,375	4,091

Total revenues	161,368	154,162

Costs and Expenses
Cost of sales	53,718	51,079
Labor and related expenses	42,618	41,103
Other operating expenses	39,219	37,812
Depreciation and amortization	5,615	5,124
General and administrative expenses	13,983	12,171

Total operating costs	155,153	147,289

Operating income	6,215	6,873

Interest expense	1,363	1,251
Investment income	241	261

Income before income taxes and minority interest	5,093	5,883
Provision for income taxes	2,660	2,050
Minority interest expense (benefit)	977	(38)

Net income	$1,456	$3,871

Basic earnings per share	$0.05	$0.14

Diluted earnings per share	$0.05	$0.12

Weighted average common shares outstanding:
Basic	27,526	27,328
Diluted	28,519	28,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(In thousands, except per share data)

	October 17, 2004	October 12, 2003
Revenues
Restaurant sales	$77,119	$74,304
Franchise revenues	2,297	2,038

Total revenues	79,416	76,342

Costs and Expenses
Cost of sales	26,100	25,524
Labor and related expenses	21,022	20,605
Other operating expenses	19,128	19,147
Depreciation and amortization	2,823	2,499
General and administrative expenses	6,906	6,763

Total operating costs	75,979	74,538

Operating income	3,437	1,804

Interest expense	667	699
Investment income	117	153

Income before income taxes and minority interest	2,887	1,258
Provision for income taxes	1,491	980
Minority interest expense (benefit)	535	(40)

Net income	$861	$318

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$—

Weighted average common shares outstanding:
Basic	27,554	27,365
Diluted	28,527	28,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(in thousands)

	October 17, 2004	October 12, 2003
OPERATING ACTIVITIES
Net income	$1,456	$3,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,615	5,124
Deferred income tax provision	324	185
Allowance for bad debts	67	84
(Gain) loss on sale of assets	(54)	293
Amortization of deferred gains and revenues	(550)	(585)
Asset write downs and retirements	441	298
Foreign currency gain	—	(769)
Income (loss) attributable to minority interest	977	(38)
Other	18	(22)
Changes in operating assets and liabilities:
Receivables	(1,405)	(319)
Inventories	425	165
Prepaid expenses and other assets	251	(618)
Accounts payable	1,410	(3,525)
Deferred gains and other liabilities	(1,471)	(1,542)
Income taxes payable	(1,621)	(1,281)

Net cash provided by operating activities	5,883	1,321

INVESTING ACTIVITIES
Additions to property and equipment	(6,902)	(5,525)
Proceeds from sale of property and equipment	1,623	761
Increase in restricted cash	(1,383)	(4,642)
Acquisition of minority interest in subsidiary	—	(1,048)
Other, net	98	(163)

Net cash used in investing activities	(6,564)	(10,617)

FINANCING ACTIVITIES
Issuance of long-term debt	—	14,802
Reduction of long-term debt	(7,292)	(3,583)
Proceeds from Sale-leaseback financing	617
Sale of subsidiary equity	—	25
Sale related to exercise of stock options in subsidiary	4,674	—
Dividends paid to minority shareholders in subsidiary	(52)	(35)
Exercise of stock options	342	284

Net cash (used in) provided by financing activities	(1,711)	11,493

Effect of foreign exchange on cash	56	1,262

Net (decrease) increase in cash and cash equivalents	(2,336)	3,459

Cash and cash equivalents at beginning of period	24,755	26,303

Cash and cash equivalents at end of period	$22,419	$29,762

(Continued)	6

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWENTY FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(in thousands)

	October 17, 2004	October 12, 2003
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,250	$1,451
Income taxes	3,925	3,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the twelve and twenty-four weeks ended October 17, 2004 and October 12, 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

	Twelve weeks ended		Twenty four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Net income	$861	$318	$1,456	$3,871
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	20	90	40	189
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(40)	(322)	(588)	(929)

Pro forma basic net income	841	86	908	3,131

Deduct: Income attributed to AMG options dilution (see Note 9)	0	(256)	(4)	(503)

Pro forma diluted net income (loss)	$841	$(170)	$904	$2,628

Earnings (loss) per share:
Basic, as reported	$0.03	$0.01	$0.05	$0.14
Basic, pro forma	$0.03	$0.00	$0.03	$0.11
Diluted, as reported	$0.03	$0.00	$0.05	$0.12
Diluted, pro forma	$0.03	$(0.01)	$0.03	$0.09

3.	Comprehensive Income:

Comprehensive income for the periods ended October 17, 2004 and October 12, 2003, is as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 17, 2004	October 12. 2003	October 17, 2004	October 12. 2003
Net income	$861	$318	$1,456	$3,871
Foreign currency translation adjustments	57	(660)	143	(1,326)
Change in fair value of derivative instrument, net of tax	(2)	(31)	3	(2)
Amortization of pension liability	51	37	102	74

Total comprehensive income (loss)	$967	$(336)	$1,704	$2,617

4.	Segment Information:

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

Operating income includes segment-operating results before investment income, interest expense, minority interest, income taxes, and corporate overhead. The corporate and other components of operating income represent corporate general and administrative expenses prior to being allocated to the operating segments.

	Twelve weeks ended		Twenty-four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Revenues (in thousands):
Sizzler - Domestic	$19,329	$22,610	$41,340	$46,733
Pat & Oscar’s	11,873	11,419	23,740	24,237
Sizzler - International	12,511	11,410	25,336	22,490
KFC	35,703	30,903	70,952	60,702

Total revenues	$79,416	$76,342	$161,368	$154,162

Operating income (loss) (in thousands):
Sizzler - Domestic	$1,507	$1,344	$2,959	$3,491
Pat & Oscar’s	(663)	(610)	(1,641)	71
Sizzler - International	376	38	495	232
KFC	4,513	3,234	8,126	6,335
Corporate and other	(2,296)	(2,202)	(3,724)	(3,256)

Total operating income	$3,437	$1,804	$6,215	$6,873

Reconciliation to net income (in thousands):
Total operating income	$3,437	$1,804	$6,215	$6,873
Interest expense	667	699	1,363	1,251
Investment income, net	117	153	241	261

Income before income taxes and minority interest	2,887	1,258	5,093	5,883
Provision for income taxes	1,491	980	2,660	2,050
Minority interest expense (benefit)	535	(40)	977	(38)

Net income	$861	$318	$1,456	$3,871

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Revenues from external customers:
Domestic	$31,202	$34,029	$65,080	$70,970
International	48,214	42,313	96,288	83,192

Total revenues	$79,416	$76,342	$161,368	$154,162

	October 17, 2004	October 12, 2003
Long-lived assets:
Domestic	$75,695	$72,133
International	25,666	21,844

	$101,361	$93,977

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during second quarter of fiscal year 2005 and no impairment was recorded. Approximately $21.9 million of the goodwill relates to the Company’s Pat & Oscar’s segment. In completing the fair value assessment of Pat & Oscar’s, consideration was given to Pat & Oscar’s position within the fast growing quick service and casual dining segments of the restaurant industry, the historically strong performance of its core San Diego restaurants, its recovery from the October 2003 E. coli incident (see Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements), the continued belief in the concept’s viability beyond its San Diego base, despite lower than anticipated operating results for some of its locations outside of San Diego, as well as its potential as a franchise vehicle. The following sets forth the intangible assets by major asset class (in thousands):

	October 17, 2004	April 30, 2004	Weighted Average Amortization Period (years)
Franchise rights	$1,532	$1,518	10
Accumulated amortization	(810)	(757)

Trademarks	1,625	1,589	30
Accumulated amortization	(349)	(311)

Other intangibles	51	51	indefinite
Accumulated amortization	—	—

Total intangibles	3,208	3,158
Total accumulated amortization	(1,159)	(1,068)

Net intangibles	$2,049	$2,090

Trademarks consist of costs to register new trademarks and defend existing trademarks. Amortization expense related to intangible assets was $40,000 for the quarter ended October 17, 2004 and is expected to be approximately $180,000 per year in each of the next five fiscal years. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended		Twenty-four weeks ended
(In thousands, except EPS)	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Numerator for basic EPS - Net income	$861	$318	$1,456	$3,871
Income attributed to AMG options dilution (see Note 9)	0	(256)	(4)	(503)

Numerator for diluted EPS - Net income	$861	$62	$1,452	$3,368

Denominator for basic EPS - weighted average shares of common stock outstanding	27,554	27,365	27,526	27,328
Effect of dilutive stock options	973	1,226	993	1,057

Denominator for diluted EPS - adjusted weighted average shares outstanding	28,527	28,591	28,519	28,385

Basic earnings per share	$0.03	$0.01	$0.05	$0.14

Diluted earning per share	$0.03	$0.00	$0.05	$0.12

Antidilutive options not included in computation of diluted EPS	1,403	1,346	1,391	1,346

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities, which have been reported, and those that have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of October 17, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are secured by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank.

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations. The following is a summary of the more significant cases pending against the Company:

A subsidiary of the Company remains as a defendant in a lawsuit arising out of an E.coli incident at a Sizzler® franchised location in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages for the death of a minor child who consumed allegedly contaminated food at the Sizzler® restaurant. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals are named defendants in the case. The Company has filed cross-claims against its franchisee and Excel. The case has been referred back to the trial court in Milwaukee following Excel’s failed attempt to be dismissed as a defendant and deposition and written discovery has commenced. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims, which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position or results of operations.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but ten have been settled.

The Company anticipates that all of the remaining claims should be settled by early calendar year 2005. The Company has insurance policies to cover this type of event, and has adequate coverage to address any liability that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements.)

8.	Employee Benefit Plans

The Company’s terminated supplemental executive retirement plan (“SERP”) covers 11 former employees and is accounted for under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the twelve weeks and twenty-four weeks ended October 17, 2004 and October 12, 2003, is as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Pension Plan:
Interest cost	$154	$175	$308	$350
Recognized net actuarial loss	51	37	102	74

Net periodic benefit cost	$205	$212	$410	$424

9.	Minority Interest and Australian Management Transaction

Minority interest liability is attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiaries, Pat & Oscars and Collins Foods Group (“CFG”).

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.72 at October 17, 2004) to Australian $4.41 (U.S. $3.15 at October 17, 2004), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. An additional, 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter. Net income for the second quarter reflects minority interest of $0.5 million and during the remainder of fiscal year 2005, net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 19.1 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003, such shares may only be sold six months plus one day after the shares are acquired. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at their fair value as of the balance sheet date. The fair market value of CFG shares on October 17, 2004 was estimated to be Australian $6.94 (U.S. $5.06 at October 17, 2004). The difference between the fair value of the minority interest over its carrying value of $15.0 million is reflected as a reduction of additional paid-in capital.

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	(150)
Income attributable to minority interest	986
Minority interest benefits paid	(52)
Foreign currency translation effect	47

Total	831
Value of CFG put	19,839

Total CFG minority interest	20,670
Total Pat & Oscar’s minority interest	5

Total minority interest at October 17, 2004	$20,675

10.	E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but ten have been settled.

The Company anticipates that all of the remaining claims will be settled early in calendar year 2005. The Company has insurance policies to cover this type of event, and has adequate coverage to address any liability that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds.

The costs related to investigating and minimizing the impact of the E.coli incident through the end of fiscal quarter ended October 17, 2004 of $0.1 million are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year benefiting from annualizing over the E.coli incident. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million. However, under the terms of the insurance policy, the Company has only recovered $10,000 and its ability to recover any additional amounts under the policy is, at present, doubtful. The Company believes that it has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident and has filed claims against such parties in that regard. However, there can be no assurance that the Company will be successful therein, or in any specific amount.

11.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of October 17, 2004 include five New York area restaurants and three California restaurants.

During fiscal year 2005, the Company sold nine restaurants to franchisees and one restaurant to a third party for a total of $2.4 million. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees.

12.	Repayment of Debt

Subsequent to end of the second fiscal quarter, the Company prepaid $1.8 million of the GE Capital loan, a $10.0 million, seven-year term loan expiring in 2008, as discussed in Note 6 –Debt, of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

13.	Asset Impairment Charges

Quarterly, the Company performs a review of the undiscounted projected cash flows to the carrying amount of the related assets. Accordingly, in fiscal year 2005 the Company recorded impairment charges of approximately $0.3 million. The Company recorded asset impairment charges of $0.2 million during the same period of fiscal year 2004. These charges are classified in other operating expenses in the accompanying condensed consolidated income statements for the twelve and twenty-four weeks ended October 17, 2004 and October 12, 2003.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Twelve Weeks Ended		Twenty Four Weeks Ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
	%	%	%	%
Revenues
Restaurant sales	97.1	97.3	97.3	97.3
Franchise revenues	2.9	2.7	2.7	2.7

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses
Cost of sales	32.9	33.4	33.3	33.1
Labor and related expenses	26.5	27.0	26.4	26.7
Other operating expenses	24.1	25.1	24.3	24.5
Depreciation and amortization	3.6	3.3	3.5	3.3
General and administrative expenses	8.7	8.9	8.7	7.9

Total operating costs	95.7	97.6	96.1	95.5

Operating income	4.3	2.4	3.9	4.5

Interest expense	0.8	0.9	0.8	0.8
Investment income	0.1	0.2	0.1	0.2

Income before income taxes and minority interest	3.6	1.6	3.2	3.8
Provision for income taxes	1.9	1.3	1.6	1.3
Minority interest	0.7	—	0.6	—

Net income	1.1	0.4	0.9	2.5

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED OCTOBER 17, 2004 VERSUS OCTOBER 12, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchise fees and royalties from franchised restaurants, represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended October 17, 2004 were $79.4 million compared to $76.3 million for the quarter ended October 12, 2003, an increase of $3.1 million or 4.0 percent. The increase is due to a $5.9 million increase in revenues from the international divisions, a $0.5 million increase from Pat & Oscar’s division partially off-set by declines of approximately $3.3 million from the Sizzler Domestic division. The international division increase was due to same store sales increases from the KFC and Sizzler International divisions along with a 7.4 percent increase in the average Australian dollar exchange rate that represents approximately $3.3 million in revenues. Pat & Oscar’s revenues increased due to having two additional Pat & Oscar’s® restaurants open compared to the prior year but were partially offset by a decline in same store sales following the E.coli incident and related news stories (see Notes 7 and 10, to the Condensed Consolidated Financial Statements). Sizzler Domestic division revenues were lower due to having 12 fewer Company-owned restaurants open (nine were converted to franchise operations) and to a decrease in same store sales.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent,12.1 percent and 1.3 percent in the third and fourth quarters of fiscal year 2004 and first and second quarters of fiscal year 2005, respectively. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year due in part to annualizing over the E.coli incident which caused a significant decrease in sales in the prior year.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2004				FY 2005
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2
SIZZLER
Sizzler Domestic Company-owned	-3.4%	1.4%	1.7%	-1.9%	-2.2%	-1.4%
Sizzler Domestic Franchise	-0.8%	2.6%	4.8%	5.8%	2.7%	2.8%
Sizzler Domestic Combined	-1.5%	2.3%	3.8%	3.7%	1.6%	2.0%
Sizzler International Company-owned	8.6%	4.2%	7.2%	6.7%	8.0%	10.1%
Sizzler International Franchise	0.8%	-4.0%	-1.6%	1.5%	3.1%	5.1%
Sizzler International Combined	4.3%	-0.3%	3.0%	4.1%	5.5%	7.5%
KFC	10.0%	12.8%	8.7%	7.9%	7.7%	6.6%
PAT & OSCAR’S	-3.4%	-6.0%	-25.5%	-16.1%	-12.1%	-1.3%
TOTAL SYSTEM-WIDE (a)	1.4%	3.3%	2.7%	3.2%	2.5%	3.7%

(a)	Includes revenues of all franchised locations as reported by franchisees and all Company–owned locations.

Consolidated operating expenses for the quarter ended October 17, 2004 were $76.0 million compared to $74.5 million for the quarter ended October 12, 2003, an increase of $1.4 million or 1.9 percent. The increase is due to a 7.4 percent increase in the average Australian dollar exchange rate that represents $3.0 million of the increase partially offset by lower operating costs at the Sizzler Domestic division due to having 12 fewer Company-owned restaurants open.

Interest expense was $0.7 million for the quarter ended October 17, 2004 and for the quarter ended October 12, 2003. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.1 million in the current quarter compared to $0.2 million in the same period of the prior year, a decrease of $0.1 million primarily due to lower cash balances.

In fiscal year 2005, the AMG group exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest of $0.5 million primarily represents the AMG’s share of CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of October 17, 2004, Pat & Oscar’s had three market partnership agreements with three regional managers covering 21 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.5 million in the current quarter compared to $1.0 million in the same period of the prior year, an increase of $0.5 million. The increase is primarily due to higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward as well as operating losses in the United States for which any income tax benefit is recorded annually in the fourth quarter. The effective tax rate decreased to 51.6 percent from 77.9 percent due to a smaller loss from domestic operations in the current quarter.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended October 17, 2004 were $19.3 million compared to $22.6 million for the quarter ended October 12, 2003, a decrease of $3.3 million or 14.5 percent. Restaurant sales for the current quarter were $17.4 million compared to $20.9 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and a 1.4 percent decrease in same store sales. Management believes the decrease was driven in part by higher consumer gas prices. The Company has several initiatives in place to increase sales including television marketing programs, new menu items and a new customer feedback system. There were 45 Company-operated Sizzler® restaurants as of October 17, 2004 and 57 as of October 12, 2003. Since the second quarter of last year, the Company opened one new restaurant, closed four locations due to unprofitable operations and sold nine locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.9 million in the current quarter compared to $1.7 million in the same period of the prior year, an increase of $0.2 million or 12.2 percent. Franchise revenues were higher due to having more franchised locations and higher royalties from existing franchisees. Franchise revenues were produced by 192 franchised Sizzler® restaurants, including 15 in Latin America as of October 17, 2004 compared to 189 franchised Sizzler® restaurants, including 15 in Latin America as of October 12, 2003. Since the second quarter of last year, one new franchise location opened, nine Company-owned locations were sold to franchisees and seven locations were closed.

Prime costs were $11.2 million in the current quarter compared to $13.8 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 64.1 percent of net restaurant sales compared to 65.7 percent in the same period of the prior year. The decrease in the prime cost percentage is primarily a result of a lower food and labor cost percentages due to a menu price increase taken during the current quarter and to tighter controls. Lower labor costs were partially offset by higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses were $4.7 million for the current quarter compared to $5.9 million for the same period of the prior year, a decrease of $1.2 million or 20.6 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants. Operating costs in the current fiscal quarter include an asset impairment charge of $0.3 million related to two New York restaurants and $0.2 million income related to gift certificates that are not expected to be redeemed.

Management is continuing to implement its plan to enhance and grow the Sizzler® concept as an affordable, quick-casual restaurant offering a selection of core menu items such as grilled steak, chicken and seafood and a signature salad bar served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès such as ground steak burgers and trio meals featuring steak that are highlighted with photos on re-designed menu boards and are accompanied with new marketing programs.

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, accent walls covered with ledger rock, contemporary lighting and a more open floor plan, cook line and order area. During the quarter the Company evaluated the remodel program and determined a minimum of five key branding elements are needed. Based on this research the Company is requiring all Company-owned and franchise stores be updated with these elements by the end of fiscal year 2005. There were 14 remodels completed during the quarter and the Company will complete an additional five restaurants by year end.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative, the Company has three Company-owned locations in California that it plans to transition to franchisees or third parties. The Company is continuing to execute its plan to transition the remaining five New York area restaurants to existing or new franchisees, or to third parties and expects this transition to be substantially completed by the end of fiscal year 2005.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $11.9 million for the quarter ended October 17, 2004 compared to $11.4 million in the same period of the prior year, an increase of $0.5 million or 4.0 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 23 at the end of the current quarter compared to 21 restaurants in the same period of the prior year. The increase in revenues was partially offset by soft sales due to an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 and contributed to a decrease of 1.3 percent in same store sales for the quarter ended October 17, 2004 (see Notes 7 and 10, to the Condensed Consolidated Financial Statements). The same store sales decrease was also due to lower sales levels in the developing Los Angeles market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets and grow customer counts in existing markets. The initiatives include print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force. These efforts will build on the momentum developed with the San Diego television campaign that ended during the quarter.

Prime costs were $7.4 million in the current quarter compared to $6.9 million in the same period of the prior year. Prime costs, which include food and labor, increased to 62.4 percent of net sales compared to 60.6 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with commodity price increases for cheese, ribs and chicken. Labor costs were also up primarily due to higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California. These increases were partially offset by a sales price increase taken during the quarter.

Other operating expenses amounted to $3.6 million for the current quarter compared to $3.5 million for the same period in the prior year, an increase of $0.1 million or 2.8 percent primarily due to new restaurant openings and marketing costs associated with a television campaign in San Diego.

The Company plans to open one additional location during the remainder of fiscal year 2005 and up to five additional locations in fiscal year 2006. New development is focused on Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended October 17, 2004 were $12.5 million compared to $11.4 million for the quarter ended October 12, 2003, an increase of $1.1 million or 9.6 percent. This increase was driven by a 10.1 percent increase in same store sales for company-owned restaurants and a 7.4 percent increase in the average Australian dollar exchange rate. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. Restaurant sales for the current quarter were $12.1 million compared to $11.0 million in the same period of the prior year, produced by 27 restaurants operating during the current quarter and 29 restaurants in the comparable prior year quarter. Franchise revenues remained unchanged at $0.4 million. Franchise revenues were produced by two joint venture restaurants and 40 international franchised Sizzler® locations during the current quarter and comparable prior year quarter. Since the second quarter of last year, the Company opened three franchise locations and closed three franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $8.1 million in the current quarter compared to $7.4 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.6 percent of sales compared to 67.1 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower food cost percentage resulting from menu price increases implemented since the second quarter of fiscal year 2004 that passed on to customers wage and commodity price increases.

Other operating expenses were $2.8 million for the current quarter compared to $2.7 million for the same period of the prior year, an increase of $0.1 million or 4.9 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed five remodels. The Company plans to remodel two additional restaurants, relocate one and open one new restaurant in fiscal year 2005.

KFC OPERATIONS

Revenues for the quarter ended October 17, 2004 were $35.7 million compared to $30.9 million for the quarter ended October 12, 2003, an increase of $4.8 million or 15.5 percent. This increase is due to a 6.6 percent increase in same store sales and a 7.4 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current quarter and comparable prior year quarter.

Prime costs were $20.5 million in the current quarter compared to $18.0 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 57.3 percent of sales compared to 58.4 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower food costs as percent of sales resulting from menu price increases and promotional sales mix.

Other operating expenses were $8.2 million for the current quarter compared to $7.3 million for the same period of the prior year, an increase of $0.9 million or 12.6 percent. The increase was primarily due to a higher average Australian dollar exchange rate, and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed two remodels and relocated one restaurant. The Company plans to remodel three restaurants and perform limited upgrades to seven others during the remainder of fiscal year 2005.

RESULTS OF OPERATIONS FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 17, 2004 VERSUS OCTOBER 12, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchise fees and royalties from franchised restaurants, represent the Company’s primary sources of revenue. Consolidated revenues for the twenty-four weeks ended October 17, 2004 were $161.4 million compared to $154.2 million for the twenty-four weeks ended October 17, 2003, an increase of $7.2 million or 4.7 percent. The increase is due to a $13.1 million increase in revenues from the international divisions partially offset by declines of approximately $5.9 million in the domestic divisions. The international division increase was due to a

7.5 percent increase in the average Australian dollar exchange rate that represents approximately $6.7 million in revenues. In addition, there were same store sales increases from the KFC and Sizzler International divisions. These increases were partially offset by a decrease in domestic revenues. Sizzler Domestic division revenues were lower due to having 12 fewer Company-owned restaurants open (nine were converted to franchise operations) and to a decrease in same store sales. There were two additional Pat & Oscar’s® restaurants open compared to the prior year, but revenues decreased due to declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 10, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent and 12.1 percent and 1.3 percent in the third and fourth quarters of fiscal year 2004 and first and second quarters of fiscal year 2005, respectively. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year due in part to annualizing over the E.coli incident which caused a significant decrease in sales in the prior year.

Consolidated operating expenses for the twenty-four weeks ended October 17, 2004 were $155.2 million compared to $147.3 million for the twenty-four weeks ended October 12, 2003, an increase of $7.9 million or 5.3 percent. The increase is due to a 7.5 percent increase in the average Australian dollar exchange rate that represents $6.1 million of the increase. The remaining increase is due to the addition of two new Pat & Oscar’s® and increased sales volumes from the Company’s international operations. The Company also reported a $1.0 million foreign exchange gain in fiscal year 2004 compared to an immaterial gain in the same period of fiscal year 2005.

Interest expense was $1.4 million for the twenty-four weeks ended October 17, 2004 compared to $1.3 million for the twenty-four weeks ended October 12, 2003, an increase of $0.1 million due to higher debt balances and higher exchange rates. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.2 million in the current quarter compared to $0.3 million in the same period of the prior year, a decrease of $0.1 million primarily due to lower cash balances.

In fiscal year 2005, the AMG group exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest of $1.0 million primarily represents the AMG’s share of the CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of October 17, 2004, Pat & Oscar’s had three market partnership agreements with three regional managers covering 21 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $2.7 million in the first twenty-four weeks of fiscal year 2005 compared to $2.1 million in the same period of the prior year, an increase of $0.6 million. The effective tax rate increased to 52.2 percent from 34.8 percent compared to the same period of the prior year. The increase is primarily due to higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward as well as operating losses in the United States for which any income tax benefit is recorded annually in the fourth quarter.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 17, 2004 were $41.3 million compared to $46.7 million for the twenty-four weeks ended October 12, 2003, a decrease of $5.4 million or 11.5 percent. Restaurant sales for the current twenty-four weeks were $37.7 million compared to $43.4 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and a 1.8 percent decrease in same store sales driven in part by higher consumer gas prices. The Company has several initiatives in place to increase sales including television marketing programs, new menu items and a new customer feedback system. There were 45 Company-operated Sizzler® restaurants as of October 17, 2004 and 57 as of October 12, 2003. Since the second quarter of last year, the Company opened one new restaurant, closed four locations due to unprofitable operations and sold nine locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $3.6 million for the first twenty-four weeks of fiscal year 2005 compared to $3.3 million in the same period of the prior year, an increase of $0.3 million or 6.8 percent. Franchise revenues were higher due to having more franchised locations and higher royalties from existing franchisees. Franchise revenues were produced by 192 franchised Sizzler® restaurants, including 15 in Latin America as of October 17, 2004 compared to 189 franchised Sizzler® restaurants, including 15 in Latin America as of October 12, 2003. Since the second quarter of last year, one new franchise location opened, nine Company-owned locations were sold to franchisees and seven locations were closed.

Prime costs were $24.3 million for the twenty-four weeks ended October 17, 2004 compared to $27.9 million in the same period of the prior year. Prime costs, which include food and labor, were 64.5 percent of net restaurant sales compared to 64.4 percent in the same period of the prior year. The current year’s prime cost percentage reflects increased labor costs as percentage of sales due to higher health and workers’ compensation insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California. That increase was offset by a lower food cost percentage as a result of a menu price increase that passed on to customers commodity price increases.

Other operating expenses were $10.2 million for the current fiscal year compared to $11.8 million for the same period of the prior year, a decrease of $1.6 million or 13.2 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants. Operating costs for the current fiscal year include an asset impairment charge of $0.3 million related to two New York restaurants.

Management is continuing to implement its plan to enhance and grow the Sizzler® concept as an affordable, quick-casual restaurant offering a selection of core menu items such as grilled steak, chicken and seafood and a signature salad bar served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès such as ground steak burgers and trio meals featuring steak that are highlighted with photos on re-designed menu boards and are accompanied with new marketing programs.

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, accent walls covered with ledger rock, contemporary lighting and a more open floor plan, cook line and order area. During the quarter the Company evaluated the remodel program and determined a minimum of five key branding elements are needed. Based on this research the Company is requiring all Company-owned and franchise stores be updated with these elements by the end of fiscal year 2005. The Company has completed 16 remodels in fiscal year 2005 and 29 remodels since the program started. The Company plans to complete an additional five remodels during the remainder of fiscal year 2005.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative the Company has three Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing to execute its plan to transition five New York area restaurants to existing or new franchisees, or to third parties and expects this transition to be substantially completed by the end of the third quarter of fiscal year 2005.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $23.7 million for the twenty-four weeks ended October 17, 2004 compared to $24.2 million in the same period of the prior year, a decrease of $0.5 million or 2.1 percent. Sales reflect 23 restaurants operating during the current fiscal year compared to 21 restaurants in the same period of the prior year. The decrease in revenues is primarily due to an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 and resulted in a decrease of 7.0 percent in same store sales for the twenty-four weeks ended October 17, 2004 (see Notes 7 and 10, to the Condensed Consolidated Financial Statements.) The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets and grow customer counts in existing markets. The initiatives include print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force. These efforts will build on the momentum developed with the San Diego television campaign that ended during the second quarter.

Prime costs were $15.0 million for the twenty-four weeks ended October 17, 2004 compared to $14.2 million in the same period of the prior year. Prime costs, which include food and labor, increased to 63.0 percent of net sales compared to 58.7 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with commodity price increases for cheese, ribs and chicken. Labor costs were also up due to the impact of fixed labor on a lower sales base following the E.coli incident and higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses amounted to $7.4 million for the twenty-four weeks ended October 17, 2004 compared to $6.9 million for the same period in the prior year, an increase of $0.5 million or 8.3 percent primarily due to new restaurant openings and marketing costs associated with the television campaign in San Diego.

The Company opened one new restaurant in Ventura County during the current fiscal year and plans to open one additional location during the remainder of fiscal year 2005 and up to five locations in fiscal year 2006 and will focus expansion in Southern California with emphasis outside of San Diego County.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the twenty-four weeks ended October 17, 2004 were $25.3 million compared to $22.5 million for the twenty-four weeks ended October 12, 2003, an increase of $2.8 million or 12.7 percent. This increase was driven by a 9.0 percent increase in same store sales for company-owned restaurants and a 7.5 percent increase in the average Australian dollar exchange rate. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. Restaurant sales for the current fiscal year were $24.6 million compared to $21.8 million in the same period of the prior year, produced by 27 restaurants operating during the current fiscal year and 29 restaurants in comparable prior year period. Franchise revenues were $0.8 million in the current fiscal year compared to $0.7 million in the same period of the prior year, an increase of $0.1 million or 7.7 percent primarily due to an increase in exchange rates. Franchise revenues were produced by two joint venture restaurants and 40 international franchised Sizzler® locations during the current fiscal year and comparable prior year period. Since the second quarter of last year, the Company opened three franchise locations and closed three franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea and Singapore.

Prime costs were $16.3 million for the twenty-four weeks ended October 17, 2004 compared to $14.5 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 66.4 percent of sales compared to 66.7 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower labor cost associated with increased productivity, resulting from higher sales and guest counts. Food cost and labor percentages were also lower due to menu price increases implemented since the second quarter of fiscal year 2004 that passed on to customers wage and commodity price increases.

Other operating expenses were $5.8 million for the current fiscal year compared to $5.3 million for the same period of the prior year, an increase of $0.5 million or 9.4 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company completed five remodels. The Company plans to remodel two additional restaurants, relocate one and open one new restaurant in fiscal year 2005.

KFC OPERATIONS

Revenues for the twenty-four weeks ended October 17, 2004 were $70.9 million compared to $60.7 million for the twenty-four weeks ended October 12, 2003, an increase of $10.2 million or 16.9 percent. This increase is due to a 7.2 percent increase in same store sales and a 7.5 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current fiscal year and comparable period in the prior year.

Prime costs for the twenty-four weeks ended October 17, 2004 were $40.7 million compared to $35.5 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 57.4 percent of sales compared to 58.5 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower food costs as a percent of sales resulting from menu price increases and promotional sales mix.

Other operating expenses were $16.3 million for the current fiscal year compared to $14.2 million for the same period of the prior year, an increase of $2.1 million or 14.4 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current fiscal year the Company completed four remodels and relocated one restaurant. The Company plans to remodel three additional restaurants and perform limited upgrades to seven others during the remainder of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004, remain appropriate.

CONTRACTUAL OBLIGATIONS

During the quarter, the Company entered into a sale and leaseback agreement for equipment at two Pat & Oscar’s® and one Sizzler® in the U.S. The aggregate amount borrowed under this arrangement is $0.6 million and the term is 42 months. These agreements have been accounted for as capital leases. The following table summarizes the Company’s existing contractual obligations.

Fiscal Year	Long-Term Debt (a)	Operating Leases	Pension Benefits	Purchase Commitments	Total
2005	$4.3	$20.2	$0.7	$0.4	$25.2
2006	7.0	17.8	1.3		26.1
2007	7.0	15.7	1.3		24.0
2008	10.4	13.6	1.3		25.3
2009	0.2	11.5	1.0		12.7
Thereafter	0.8	39.1	8.1		48.0

Total	$29.7	$117.9	$13.7	$0.4	$161.3

(a)	Includes capital lease obligations of $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $5.9 million for the first twenty-four weeks of fiscal year 2005 compared to $1.3 million for the same period of the prior year. The increase is due to a net decrease in cash used by operating assets and liabilities of $4.7 million, partially offset by a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $0.1 million.

The Company’s working capital at October 17, 2004 was $0.7 million including cash, cash equivalents and restricted cash totaling $28.9 million, of which $11.8 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of October 17, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank. At April 30, 2004, the Company had working capital of $1.1 million. The decrease in working capital is primarily due to funds expended for remodel programs and new restaurants, partially offset by cash provided by operations. The current ratio was 1.0 at October 17, 2004 and at April 30, 2004.

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

Capital Expenditures

Capital expenditures were $6.9 million for the first twenty-four weeks ended October 17, 2004 which included $1.3 million used for development of new restaurants and $5.6 million for remodels and improvements of existing restaurants and improvements across all divisions.

During the remainder of fiscal year 2005, the Company plans to expand its international operations through additional investment in Company-owned restaurants. The Company intends to remodel three KFC® restaurants at a cost of approximately $0.5 million each, reimage seven KFC® restaurants at a cost of $0.1 million each, remodel two Sizzler® Australia restaurants at a cost of approximately $0.2 million each and relocate one Sizzler® Australia restaurant at a cost of approximately $1.3 million and fit out one new Sizzler® at a cost of $0.4 million. The Company’s domestic operations will primarily be expanded by additional development of U.S. Sizzler franchise operations that do not require the Company’s capital and by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company expects to add one additional Pat & Oscar’s® location during the remainder of fiscal year 2005 at a cost of approximately $1.2 million to $1.6 million, net of landlord contributions. In addition, Pat & Oscar’s will remodel one restaurant at a cost of $0.1 million. The Company expects to complete 5 additional Sizzler® remodels at a cost ranging from $50,000 to $0.1 million each during the remainder of fiscal year 2005.

The Company estimates that total capital expenditures in fiscal year 2005 will be approximately $16.0 million and relate principally to the projects described in the preceding paragraph. The Company plans to fund this requirement with existing cash and cash flow from operations and may also utilize lease financing to support its expansion activities.

Debt

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $29.2 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.4 percent at October 17, 2004), plus a 2.3 percent margin. At October 17, 2004, the Company’s unpaid principal balance on the Credit Facility was approximately $17.2 million ($23.7 million in Australian dollars).

In addition, the Company has a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At October 17, 2004, the Company’s unpaid principal balance was approximately $8.8 million. Subsequent to end of the second fiscal quarter, the Company prepaid $1.8 million of the GE Capital loan.

The Company also has a $0.1 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate ranged from 5.0 to 5.5 percent over the past 12 months.

The Company is in compliance with all debt covenants and restrictions as of October 17, 2004 and expects to be in compliance for the foreseeable future.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.72 at October 17, 2004) to Australian $4.41 (U.S. $3.15 at October 17, 2004), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. An additional, 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter. Net income for the second quarter reflects minority interest of $0.5 million and during the remainder of fiscal year 2005, net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 19.1 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003, such shares may only be sold six months plus one day after the shares are acquired. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at their fair value as of the balance sheet date. The fair market value of CFG shares on October 17, 2004 was estimated to be Australian $6.94 (U.S. $5.06 at October 17, 2004). The difference between the fair value of the minority interest over its carrying value of $15.0 million is reflected as a reduction of additional paid-in capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of October 17, 2004 is the same as described Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, except as follows:

Interest rate risk

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $29.2 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.4 percent at October 17, 2004), plus a 2.3 percent margin. At October 17, 2004 the Company’s unpaid principal balance on the Credit Facility was approximately $17.2 million ($23.7 million in Australian dollars).

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At October 17, 2004, the interest rate cap covered approximately 22.5 percent of the facility principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At October 17, 2004, the interest rate swap contract covered approximately 22.5 percent of the facility principal outstanding and expires on January 1, 2006.

The Company calculated that a hypothetical 10.0 percent change in interest rates, as defined above, in the near-term would change interest expense by $0.1 million per annum.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the remodel of up to 5 additional U.S. Sizzler® locations in fiscal year 2005; (c) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (d) the plan to open up one new Pat & Oscar’s® location in the remainder of fiscal year 2005 and five new locations in fiscal year 2006; (e) the plan to roll out an interior remodel program for Sizzler® locations in Australia including the remodel of two additional Sizzler® restaurants, the relocation of one and new opening of one Sizzler location in Australia in the remainder of fiscal year 2005; (f) the continuation of the KFC® scrape and rebuild program, the planned completion of KFC® remodels at three locations and planned limited upgrades of seven KFC® restaurants during the remainder of fiscal year 2005; (g) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (h) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cash flows arising from the San Diego area E.coli incident; (i) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures and whether any future borrowings will be required; (k) the plan to franchise three California and franchise or sell up to five New York area Sizzler® locations now owned by the Company.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to fund the U.S. Sizzler® remodel program, open the forecasted number of new Pat & Oscar’s® locations, continue the repositioning of the Australian Sizzler® concept, continue the facilities upgrade of KFC® locations, and fund the Australian Sizzler® and KFC® remodels limited up-grades; (c) the ability of Pat & Oscar’s to acquire a sufficient number of suitable sites to open the forecasted number of new restaurants; (d) the Company’s ability to resolve successfully the legal and other contingencies reported herein; (e) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (f) the Company’s ability to recover for any lost business income under its insurance coverage for food borne illness or from its suppliers; (g) the Company’s ability to manage effectively its costs and expenses and meet all of its debt service requirements and working capital needs; (h) the ability of the Company to successfully complete the California and New York area Sizzler® franchising and third-party sales programs; and (i) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required to do so by applicable securities laws.

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

A subsidiary of the Company remains as a defendant in a lawsuit arising out of an E.coli incident at a Sizzler® franchised location in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages for the death of a minor child who consumed allegedly contaminated food at the Sizzler® restaurant. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals are named defendants in the case. The Company has filed cross-claims against its franchisee and Excel. The case has been referred back to the trial court in Milwaukee following Excel’s failed attempt to be dismissed as a defendant and deposition and written discovery has commenced. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position or results of operations.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims, which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position or results of operations.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but ten have been settled.

The Company anticipates that all of the remaining claims should be settled by early calendar year 2005. The Company has insurance policies to cover this type of event, and has adequate coverage to address any liability that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements.)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	On September 8, 2004 Worldwide Restaurant Concepts, Inc. held its annual meeting of stockholders.

b.	The following directors were elected as members of the Board at the Meeting:

	Term Expires	For	Against
Peggy T. Cherng, Ph.D	2007	26,252,857	280,862
Charles F. Smith	2007	26,248,491	285,228

The following directors’ terms of office continued after the meeting

Term Expires
Charles L. Boppell	2005
Phillip D. Matthews	2005
Robert A. Muh	2005
Barry E. Krantz	2006
Leonard H. Dreyer	2006

c.	Proposal to appoint Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending on April 30, 2005.

For	Against	Withheld
26,351,675	122,971	59,072

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

The Company filed a report on Form 8-K dated August 27, 2004 reporting:

On August 26, 2004 the Company issued a press release announcing the conference call to discuss first quarter fiscal year 2005 financial results.

The Company filed a report on Form 8-K dated September 2, 2004 reporting:

On September 2, 2004, Worldwide Restaurant Concepts, Inc. issued a press release announcing financial results for the first quarter fiscal year 2005 financial results.

The Company filed a report on Form 8-K dated September 14, 2004 reporting:

On September 13, 2004, Worldwide Restaurant Concepts, Inc. issued a press release announcing the retirement of Jim Collins from the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc. Registrant

Date: November 26, 2004	/s/ Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer
and Director

Date: November 26, 2004	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial
Officer (principal financial and chief
accounting officer)

Date: November 26, 2004	/s/ Mary E. Arnold
Mary E. Arnold
Vice President and Controller