Form 10-K/A
period 2004-04-30
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-06-09
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

NONE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second quarter, October 12, 2003 as computed by reference to the closing sale price of such shares on the New York Stock Exchange on such date, was $91,992,852.

The number of shares outstanding of common stock, $0.01 par value, as of June 30, 2004, was 27,493,484.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Portions of the registrant’s proxy statement for its 2004 annual meeting of stockholders held on September 8. 2004 are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Report on Form 10-K/A which amends the Annual Report on Form 10-K for Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company for the fiscal year ended April 30, 2004 (“fiscal 2004”), is being filed in order to restate previously issued consolidated financial statements for fiscal years 2002, 2003 and 2004. The restatement has been made to properly account for certain leases and the related amortization in accordance with generally accepted accounting principles. See Note 2 - Restated Financial Statements, to the Company’s audited consolidated financial statements for additional discussion. Except for items 6, 7, 8 and 9A of Part II and the associated exhibits at item 15 of Part IV no other information included in the original fiscal 2004 Form 10-K is amended by this Form 10-K/A.

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

Operating segment information for fiscal years 2004, 2003 and 2002 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Pat & Oscar’s® Restaurants

On August 30, 2000, the Company completed the acquisition of 82.0 percent of the outstanding membership interests of FFPE, LLC (“FFPE”), a then newly organized entity that owns the assets used in the operation of Pat & Oscar’s® restaurants (formerly doing business under the name “Oscar’s”). The terms of the acquisition included the Company’s payment of approximately $15.2 million in cash and issuance of warrants to purchase up to 1,250,000 shares of WRC common stock at $4.00 per share. An earn out of $1.0 million was paid September 4, 2003. See Note 8 - Commitments and Contingencies, to the Consolidated Financial Statements.

The terms of the acquisition also included put and call options for the purchase of the remaining 18.0 percent minority interest. On April 16, 2002, the Company received a notice of intent to exercise one of the put options. This resulted in the Company acquiring an additional 5.2 percent of the outstanding membership interests of FFPE, subject to that put, for approximately $1.0 million on June 28, 2002. On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which was included within other current liabilities and goodwill in the fiscal year 2003 consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.4 million amount and the payment and tender of the remaining 12.8 percent interest was delayed pending the resolution of the litigation initiated by Mr. Sarkisian. On November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final, and finalizing the Company’s purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s under the call option agreement. See Note 8 - Commitments and Contingencies, to the Consolidated Financial Statements. To date, the acquisition has resulted in goodwill of approximately $21.9 million including the put, call and earn-out amounts.

Under the Pat & Oscar’s® concept, the Company operates 22 restaurants in Southern California and features a selection of pizza, pasta, chicken, ribs and salad entrées as well as fresh home-made breadsticks served hot from the oven. Founded in 1991, Pat & Oscar’s® was a pioneer in the quick-casual restaurant market that offers great tasting, homemade food promptly served in a clean, relaxed and friendly atmosphere. This system combines the benefits of convenience with the experience of a full service restaurant.

Pat & Oscar’s® restaurants are typically mall units, free-standing buildings or end-cap sites located in strip malls that are 5,500 to 6,500 square feet including patios ranging from 500 to 2,000 square feet. Approximately 200 to 250 seats are available. Pat & Oscar’s® also offers catering, home-delivery and carry-out services, which represent approximately 44.0 percent of total revenues. During fiscal year 2004, lunch and dinner sales including catering and home delivery were approximately 47.5 percent and 52.5 percent, respectively. The average transaction, including dine-in, take-out, delivery and catering was $7.27.

Operating segment information for fiscal years 2004, 2003 and 2002 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

KFC® Restaurants

The Company operates 111 KFC® restaurants in Queensland, Australia and one KFC® restaurant in New South Wales, Australia under franchise agreements with Yum! Brands, Inc. KFC® restaurants in Australia operate in the quick-service dining market and feature fried chicken, sandwiches and various side orders such as fries, sodas and mashed potatoes. During fiscal year 2004, lunch and dinner sales were approximately 39.0 percent and 61.0 percent, respectively. The average guest check was approximately $7.25 ($9.70 in Australian dollars). KFC® restaurants are typically free-standing buildings that are 1,875 to 2,500 square feet, providing seating for 20 to 65 guests. Approximately 70.0 percent of the restaurants offer drive-thru windows and approximately 21.0 percent are located in shopping mall food courts. At the end of fiscal year 2004, the Company operated 19 KFC® restaurants that offered “face-to-face” drive-thru windows where customers place their order with a restaurant staff member in person. The remaining term of the Company’s franchise agreements vary from one to 15 years and require payment of royalties based on a percentage of sales. Agreements with remaining terms of less than 10 years have renewal options for terms varying from eight to 12 years. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal years 2004, 2003 and 2002 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

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

Government Regulation

Each of the Company’s domestic and international restaurants is subject to various federal, state, local and Australian laws where applicable, and regulations governing, among other things health, sanitation, environmental matters, safety, wheelchair access, the sale of alcoholic beverages, wages, hiring and employment practices. The Company believes it has all material licenses and approvals required to operate its business, and that its operations are in material compliance with applicable laws and regulations.

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

Risks Associated With Food-Borne Illnesses

As a participant in the food service industry, the Company is exposed to a continuing risk of liability arising from outbreaks of E.coli and other food-borne illnesses alleged to be caused by food contaminated by its suppliers or by personnel employed at its franchised or Company-operated restaurants. Although the Company believes that neither of the two such incidents referenced in Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements, will have a long-term material adverse impact on the Company’s financial condition or results of operations, there can be no assurance to that effect or that this will be the case in the event a similar incident occurs in the future. In the event of any such future incident, there may be a short-term and long-term material adverse impact on the Company’s financial condition and/or results of operations.

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

Company Website and Information

The Company’s website address is www.wrconcepts.com. The Company makes available, free of charge, through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These reports can be found under the “SEC Filings” section of the Company’s website. The information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K/A.

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

Item 2: Properties

At April 30, 2004 the Company operated and franchised 445 locations in 17 states and 10 countries and territories (including the USA) as illustrated below:

	Owned	Franchised	Total
USA Sizzler® Restaurants
State
Arizona	—	6	6
California	49	100	149
Delaware	—	1	1
Florida	—	6	6
Hawaii	—	4	4
Idaho	—	5	5
Missouri	—	1	1
Montana	—	1	1
Nebraska	—	3	3
Nevada	—	4	4
New Jersey	1	2	3
New Mexico	—	2	2
New York	7	6	13
Oregon	—	12	12
Texas	—	1	1
Utah	—	12	12
Washington	—	5	5
Total USA	57	171	228

	Owned	Franchised	Total
Latin American Sizzler® Restaurants
Countries and Territories
Guatemala	—	4	4
Puerto Rico	—	11	11
Total Latin America	—	15	15

Total Sizzler® USA & Latin America	57	186	243

	Owned	Franchised	Total
International Sizzler® Restaurants
Countries and Territories
Australia	28	—	28
Japan	—	8	8
Korea	—	5	5
New Zealand	1	—	1
Taiwan	—	2	2
Thailand	—	22	22
Singapore	—	2	2
Total International	29	39	68

Total Sizzler®	86	225	311

KFC® restaurants
Australia	112	—	112
Total KFC®	112	—	112

Pat & Oscar’s® restaurants
California	22	—	22
Total Pat & Oscar’s®	22	—	22

Total all concepts	220	225	445

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in several lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 17 - E.coli Incident, to the Consolidated Financial Statements.)

Item 4: Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant as of June 30, 2004

The following are the Executive Officers of the Company as of June 30, 2004:

Charles L. Boppell	62	President and Chief Executive Officer of the Company since 1999. Director of the Company since April 1999. President and Chief Executive Officer of La Salsa Holding Company (1993-1999).

Kevin W. Perkins	52	Executive Vice President of the Company and President and Chief Executive Officer of the Company’s International Operations since 1997. Director of the Company (1994 to 2003). President and Chief Executive Officer of the Company (1994-1997).

Kenneth Cole	50	President and Chief Executive Officer of Sizzler USA, Inc. since May 2001. President and Chief Executive Officer of Blue Chalk Café (d/b/a Left at Albuquerque) (1999-2001). President and Chief Executive Officer of Damon’s International, Inc. (1988-1999).

A. Keith Wall	51	Vice President and Chief Financial Officer of the Company since 2001. Vice President and Chief Financial Officer of Central Financial Acceptance Corporation (1998-2001). Vice President and Chief Financial Officer of Central Rents, Inc. (1996-1998).

Michael B. Green	58	Vice President, General Counsel and Secretary of the Company since 1999. Vice President, General Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company (1995-1997).

Mary E. Arnold	45	Vice President and Controller of the Company since 2000. Controller of the Company (1999-2000). Vice President Finance of The Intergroup Corporation (1999). Vice President Finance and Controller of Koo Koo Roo, Inc. (1994-1998).

John Burns	62	Vice President of Purchasing of the Company since 2001. Vice President of Purchasing of Sizzler USA, Inc. since 1997. Vice President of Purchasing and Distribution of Family Restaurants, Inc. (1994-1997).

Joan Miszak	51	Vice President of Human Resources of Company since 2003. Senior Partner of Regent Pacific Management Corporation (2000-2003). Senior Vice President of R.L. Polk & Co. (1996-2000).

John Wright	56	President and Chief Executive Officer of Pat & Oscar’s since January 2004. President of Bennigan’s Grill and Tavern (2002-2003). President of Metromedia Steakhouse Division (2001-2002). Principal of Worldwide Solutions (1999-2000).

PART II

Item 5: Market For Registrant’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SZ.” As of June 30, 2004, the number of record holders of the Company’s common stock was 1,598. The high and low closing sales prices for a share of the Company’s common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

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

Equity Compensation Plans

The table below sets forth information with respect to the securities authorized for issuance under the Company’s equity compensation plans that were in effect April 30, 2004:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights.	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,447,000	$2.21	1,666,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,447,000	$2.21	1,666,000

Item 6: Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company and have been restated to reflect adjustments to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

For the Years Ended April 30,	2004	2003	2002	2001(b)	2000(b)
	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
(In millions of dollars, except per share data and exchange rates)
Revenues	$347.2	$293.5	$267.2	$245.3	$239.5
Net income	3.6	6.9	4.2	2.7	2.4	(a)
Basic earnings per share	0.13	0.25	0.15	0.10	0.08	(a)
Diluted earnings per share	0.07	0.24	0.15	0.10	0.08	(a)
Average Australian dollar exchange rate	$0.7056	$0.5676	$0.5171	$0.5494	$0.6409
Total assets	162.0	150.3	136.2	122.6	115.9
Long-term debt	30.8	19.0	24.0	24.1	21.2
Total stockholders’ equity	58.4	57.4	52.6	54.5	50.6
Cash dividends declared per share	—	—	—	—	—

(a)	Includes a pre-tax charge of $12.1 million or $0.42 per share, of which $5.5 million was related to the sale and leaseback of certain properties in Australia and $6.6 million which was related to the reorganization charge. In addition to these charges, the Company recorded an income tax benefit of $5.9 million or $0.20 per share.
(b)	Selected financial data for the fiscal years ended April 30, 2001 and 2000 were not restated to reflect adjustments that are further discussed in Note 2 – Restatement of Financial Statements, to Consolidated Financial Statements of this report. These periods have not been adjusted, as the effect was not material.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with Item 6: “Selected Financial Data,” the Consolidated Financial Statements, including the notes thereto, and other financial information appearing elsewhere herein.

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that the Company’s historical methods of accounting for operating leases were not in accordance with GAAP. As a result, the Company has restated its consolidated financial statements for each of the fiscal years ended April 30, 2004, 2003 and 2002.

Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. The Company has determined that it should recognize rent expense on a straight-line basis over sufficient renewal periods to equal or exceed the depreciable life of the assets, including cancelable option periods where failure to exercise such options would result in an economic penalty.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing when actual rent payments began, which generally coincided with a point in time near the date the restaurants opened. This generally had the effect of excluding the build-out period of the Company’s restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. For building leases, the restated financial statements reflect such straight-line rent incurred during rent holidays as part of rent expense in pre-opening expenses. In instances involving land leases, in which the Company is responsible for the construction of the restaurant, the restated financial statements reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility. Rent from the date the restaurant is complete through the restaurant opening date is included as part of rent expense in pre-opening expenses.

Prior to fiscal year 2002, the Company had accounted for tenant improvement allowances for the Sizzler Domestic division as a reduction to the related leasehold improvement asset on the consolidated balance sheets and as a reduction to capital expenditures in investing activities on the consolidated statements of cash flows. Management has determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. In addition the tenant improvement allowances associated with certain restaurants constructed under build-to-suit agreements with the landlords were netted against the leasehold improvement assets. Management has determined that the appropriate interpretation of Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction” requires these allowances to be recorded as a leasehold improvement asset and as a corresponding capital lease obligation on the consolidated balance sheets. The adjustments described above had no impact to the consolidated statement of cash flows of any prior period.

The Company also performed a thorough review of the depreciable asset lives to ensure conformity to its policy of depreciating leasehold improvements over the shorter of the economic life of the asset or related lease term. As a result of this review, adjustments were recorded to depreciation and amortization expense on the consolidated statements of income and accumulated depreciation and amortization on the consolidated balance sheets. Finally, to reflect the impact of the lease accounting and amortization adjustments described above on income taxes and on minority interest, the Company has adjusted deferred income taxes and minority interest on the consolidated balance sheets and minority interest and provision for income taxes on the consolidated statements of income. Beginning accumulated deficit has been adjusted for the after-tax impact of periods prior to the year ended April 30, 2002.

See Note 2 – Restatement of Financial Statements, to the Consolidated Financial Statements for a summary of the effects of these changes on the Company’s Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003, as well as on the Company’s Consolidated Statements of Income and Cash Flows for fiscal years 2004, 2003 and 2002. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the corrections and adjustments discussed above.

OVERVIEW

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

During fiscal year 2004, the Company opened two new Pat & Oscar’s® locations in Southern California and closed its one location in Phoenix, Arizona due to low sales volumes caused, in part, by poor site characteristics. The Company currently operates Pat & Oscar’s® in five counties in Southern California. The Company plans to open two to four additional Pat & Oscar’s® in fiscal year 2005 and will focus its expansion in Southern California with an emphasis on areas outside San Diego County. The Company continued its strategy of providing high quality food in a fast-casual setting served by employees who are trained in a culture that emphasizes cheerful service and the value of its employees and guests. However, the division experienced significant declines in same store sales as a result of an E.coli incident that occurred in the second quarter of fiscal year 2004 (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.) The Company also continued its equity plan for the division’s regional and restaurant management. See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

The Company continued to implement its program to update the exterior façade and began a new interior remodel program at its U.S. Sizzler® restaurants during fiscal year 2004. The Company substantially completed remodels at 13 Company-operated restaurant locations in fiscal year 2004. The Company also continued its franchise reinvestment program whereby its franchisees are implementing the décor and menu upgrades implemented by the Company. At the end of fiscal year 2004, approximately 60.0 percent of the Company’s U.S. Sizzler® franchisee locations had completed full restaurant remodels that included an interior remodel and an updated exterior façade. During fiscal year 2004, the Company signed an area development agreement with a new Sizzler® franchisee to open five restaurants in the Las Vegas area over the next three years and another area development agreement with an existing Sizzler® franchisee to open five restaurants in Puerto Rico over the next five years. In addition, during fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States primarily through franchising. As part of the initiative the Company identified 11 Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is continuing its plan to transition seven New York area restaurants to existing or new franchisees, or to third parties, and expects this transition to be completed early in fiscal year 2005. See Note 20 – Restaurant Assets Held for Sale, to the Consolidated Financial Statements.

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

During fiscal year 2004, the Company opened one new KFC® restaurant. The Company has also continued its facilities upgrade program for its KFC® locations and has completed three remodels, one relocation and two scrape and rebuilds that include “face-to-face” drive through window operations.

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

Leases

The Company leases the majority of its facilities under operating lease agreements. The Company accounts for its leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that the leases be evaluated and classified as operating and capital leases for financial reporting purposes. The term of the lease used for this evaluation includes renewal options periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

For leases that contain scheduled rent escalations, the Company records the total rent payable during the lease term, as discussed above, on a straight-line basis over the term of the lease (including a “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a component of accrued liabilities and deferred gains, rent and landlord incentives as part of consolidated balance sheets. For building leases, straight-line rent incurred during rent holidays is reflected as part of rent expense in pre-opening expenses. In instances involving land leases, in which the Company is responsible for the construction of the restaurant, it is the Company’s policy to reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility. Rent from the date the restaurant is complete through the restaurant opening date is included as part of rent expense.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Landlord contributions for leasehold improvements are included in deferred gains, rent and landlord incentives and are amortized as a reduction of rent expense ratably over the lease term as determined above.

Franchise revenues

Franchise revenues consist of royalties and franchise fees. The Company recognizes royalties on a franchisee’s sales in the period in which the sales occur. The Company also receives a franchise fee for each restaurant that a franchisee opens. The recognition of franchise fees is deferred until the Company has performed substantially all of its related obligations as a franchisor, typically when a restaurant opens.

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

Depreciation and Amortization: Depreciation of property and equipment, which includes assets under capital leases at capitalized value, and amortization are expensed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining related lease life, including options for domestic operations where exercise of the option is reasonably assured and/or the failure to exercise a renewal option imposes an economic penalty. Leasehold improvements for the Company’s international operations are generally amortized over the initial base term of the lease, which is usually eight to 12 years and does not include option renewals. Leasehold improvements for the Company’s domestic operations are amortized over a period that may include options, generally 10 to 30 years. Equipment is depreciated over three to eight years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life on an asset are capitalized. When assets are sold or retired, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net income.

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

Income taxes

At April 30, 2004, the book value of the Company’s deferred income tax assets, prior to considering any valuation allowance, was approximately $62.3 million, of which approximately $56.2 million was domestic. The principal component of the domestic deferred income tax assets was comprised of federal and state net operating loss carryforwards. The provisions of SFAS No. 109, “Accounting for Income Taxes,” require a valuation allowance when in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. The Company bases its determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. A charge or credit to income tax expense is made for any adjustments to the valuation allowance in the period in which these determinations are made. During the year ended April 30, 2004, the valuation allowance was reduced by approximately $0.8 million, an amount that resulted in the net domestic deferred tax asset remaining at $7.7 million. At April 30, 2004, the Company’s valuation allowance against its domestic deferred income tax assets was approximately $48.5 million.

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

Supplemental Executive Retirement Plan

The Company terminated its supplemental executive retirement plan (“SERP”) but continues to remain obligated under the SERP for 11 former employees. The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The Company makes significant assumptions used in determining the net pension cost and benefit obligation. Significant assumptions used include discount rates and mortality estimates, which are determined with the assistance of an outside consulting firm. Although management believes that the amounts accrued for these benefit obligations are sufficient, any changes in these assumptions could have a material adverse effect on the Company’s financial results. In connection with the SERP, the Company has several life insurance policies covering certain former employees including those in the SERP. See Note 1 - Summary of Significant Accounting Policies (Cash Surrender Value), to the Consolidated Financial Statements.

Market and Operating Partnerships

During fiscal year 2003, Pat & Oscar’s® began offering equity interests to its regional and restaurant management (each participant, an “Equity Partner”). This equity plan was established to create and promote a strong sense of ownership among its key managers and enhance the development, operation and performance of Pat & Oscar’s. Each Equity Partner, generally a regional market manager or a restaurant general manager, is allowed to purchase an ownership interest in a limited liability company that operates and owns or leases substantially all of the restaurant assets from Pat & Oscar’s®. The ownership interest purchased by the Equity Partner is based on fair market value and ranges from two percent to eight percent of the partnership, which includes only the restaurants that the Equity Partner oversees. The Equity Partner is restricted from selling the ownership interest for an initial period of five years. At the end of the initial term the Equity Partner has the option to continue operating on a month-to-month basis, renew the agreement for another five years and purchase an additional one to two percent interest or sell their interest to Pat & Oscar’s at the then prevailing fair market value. Fair market value will be determined in accordance with reasonable and consistent valuation methods and procedures and will consider among other things such factors as the restaurant’s remaining lease life, historic profitability and continued profitability of the restaurant(s). The price paid by Pat & Oscar’s to repurchase the ownership interest, at the option of the Equity Partner, subject to the Company’s approval, may be made either in the form of a note, the Company’s common stock or 50 percent cash and 50 percent Company common stock.

There is no public market for these interests, therefore the fair market value determinations are subjective and require the use of estimates for which significant judgments are required. Periodically, the Company may engage outside experts to assist with assessing the reasonableness of the methodology the Company uses to estimate fair market value.

During fiscal year 2004, the initial investment made by three Equity Partners was offset by operating losses that were allocated to the Equity Partners (resulting, in part, from the E.coli incident, see note 17 - E.coli Incident, to Consolidated Financial Statements). As a result, all losses incurred subsequent to the reduction of an Equity Partner’s investment to zero were allocated to the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Consolidated Statements of Income Data of the Company expressed as a percentage of total revenues.

	For the years ended April 30,
	2004	2003	2002
Revenues
Restaurant sales	97.5%	97.2%	96.8%
Franchise revenues	2.5	2.8	3.2

Total revenues	100.0	100.0	100.0

Costs and Expenses
Cost of sales	33.6	32.7	32.9
Labor and related expenses	27.1	27.2	27.5
Other operating expenses	24.3	24.3	23.9
Depreciation and amortization	3.4	3.6	3.6
General and administrative expenses	8.3	8.6	9.5

Total operating costs	96.7	96.4	97.4

Operating income	3.3	3.6	2.6

Interest expense	0.9	0.9	1.1
Investment income	0.2	0.2	0.3

Income before income taxes and minority interest	2.6	2.9	1.8
Minority interest benefit	—	—	—

Income before income taxes	2.6	2.9	1.8
Provision for income taxes	1.5	0.7	0.2

Net income	1.1%	2.2%	1.6%

RESULTS OF OPERATIONS FOR THE FIFTY-THREE WEEKS ENDED APRIL 30, 2004 VS. FIFTY-TWO WEEKS ENDED APRIL 30, 2003

Consolidated revenues were $347.2 million in fiscal year 2004 compared to $293.5 million in fiscal year 2003, an increase of $53.7 million or 18.3 percent. The increase is due to a $56.3 million increase in revenue from the international division partially offset by declines of approximately $2.6 million from the domestic division. The international division increase was primarily due to a 24.3 percent increase in the average Australian dollar exchange rate that represents approximately $39.2 million in revenues, along with the same store sales increases from KFC and Sizzler International divisions and the addition of one new KFC® restaurant. The impact on consolidated revenue for fiscal year 2004 of the additional week of operations was approximately $6.8 million. These increases were partially offset by a decrease in domestic revenues. Sizzler U.S. revenues were lower due to having seven fewer Company-owned restaurants open (of which five were converted to franchise operations) and to a decline in same store sales at Company-operated restaurants. There was one additional Pat & Oscar’s® restaurant opened compared to the prior year, but the revenue increase was partially offset by significant declines in the same store sales following the E.coli incident and related news stories (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.)

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability at least through the first half of fiscal year 2005 in an amount not presently quantifiable. As of July 15, 2004, weekly same store sales subsequent to the end of fiscal year 2004 were running approximately 10.0 to 12.0 percent below prior year. Nevertheless, the Company does not believe these sales decreases will have a long-term material adverse impact on the Company’s financial position, results of operations or cash flows. Although the Company intends to make a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $5.0 million or more, due to a change in the terms of the policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain. The Company believes that it has meritorious claims for damages in the amount of such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount. The Company has not recorded any asset nor reduced any expense in anticipation of any potential insurance recovery.

Consolidated operating expenses were $335.8 million in fiscal year 2004 compared to $282.8 million in fiscal year 2003, an increase of $53.0 million or 18.7 percent. The increase is primarily due to a 24.3 percent increase in the average Australian dollar exchange rate that represents $36.0 million in costs. The remaining increase is mostly due to having 33.4 percent more weighted average operating weeks of Pat & Oscar’s® operations, one new KFC® restaurant and increased sales volumes from the Company’s international operations.

Interest expense was $3.2 million in fiscal year 2004 compared to $2.5 million in fiscal year 2003, an increase of $0.7 million or 27.9 percent primarily due to higher debt balances and higher exchange rates. Interest expense is primarily related to the Company’s debt with Westpac Banking Corporation in Australia “Westpac” and financing from GE Capital. Investment income was $0.6 million in fiscal year 2004 compared to $0.6 million in fiscal year 2003.

Minority interest represents the portion of the Company’s net earnings or (losses) that are attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of April 30, 2004, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 22 restaurants and one restaurant general manager. The minority interest benefit was $0.1 million in fiscal year 2004 due to losses at the Pat & Oscar’s division subject to this plan. The partnership agreements were executed in the fourth quarter of fiscal year 2003. See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

The provision for income taxes was $5.3 million in fiscal year 2004 compared to $2.0 million in fiscal year 2003 and the effective income tax rate increased to 59.7 percent from 22.1 percent in fiscal year 2003. The increase is related to the increase in income from the Company’s international division which does not benefit from the domestic net operating loss carryforward as well as domestic losses in fiscal year 2004 of approximately $7.0 million, for which no net income tax benefit was provided. In addition, during fiscal year 2004, the Company decreased its valuation allowance by $0.8 million such that its net domestic deferred income tax asset remained unchanged. See Note 4 – Income Taxes, to the Consolidated Financial Statements.

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

Other operating expenses were $23.0 million in fiscal year 2004 compared to $25.3 million in fiscal year 2003, a decrease of $2.3 million or 9.0 percent primarily due to having a lower number of Company-owned restaurants throughout fiscal year 2004 compared to fiscal year 2003. In fiscal year 2004, the Company recorded $2.4 million of business interruption insurance proceeds related to a Sizzler franchisee E.coli incident in July 2000 that was partially offset by asset impairment charges of $1.3 million relating to certain underperforming restaurants. This is compared to an asset impairment charge of $1.4 million in fiscal year 2003 that was offset by $0.7 million of business interruption insurance proceeds related to the same E.coli incident. See Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements.

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

Pat & Oscar’s Operations

Total revenues for fiscal year 2004 were $48.7 million compared to $47.0 million in the prior year, an increase of $1.7 million or 3.7 percent. The increase in revenues is due to an increase in the number of restaurants to 22 at the end of fiscal year 2004 compared to 21 in fiscal year 2003. During fiscal year 2004, the Company opened two new restaurants in Southern California and closed one unprofitable restaurant in Phoenix, Arizona. The increase in revenues was partially offset by a 13.6 percent decrease in same store sales primarily due to an E.coli incident (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.) In addition, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in Pat & Oscar’s core San Diego market. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets. The initiatives include continuing the television marketing campaign that commenced in the third quarter of fiscal year 2004 for restaurants in San Diego, launching a new public relations campaign designed to give the concept a broader public exposure, along with local marketing programs and catering sales initiatives in all markets.

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

Other operating expenses amounted to $16.5 million compared to $13.4 million in the prior year, an increase of $3.1 million or 23.4 percent primarily due to new restaurant openings and an asset impairment charge of $0.5 million for one restaurant location.

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

KFC Operations

Revenues from the Company’s KFC® restaurants were $145.0 million in fiscal year 2004 compared to $102.5 million in fiscal year 2003, an increase of $42.5 million or 41.4 percent. This increase was primarily driven by higher restaurant sales, one new location, one relocated location and also included $28.4 million related to the increase in the Australian dollar exchange rate. On a comparative basis, KFC® restaurants that have been open for more than 15 months experienced a 9.7 percent increase in average sales per restaurant driven by successful marketing programs featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to a menu price increase and customer trade-ups to large value meals. As of April 30, 2004 and April 30, 2003, there were 112 and 110 KFC® restaurants, respectively.

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

Other operating expenses amounted to $33.0 million in fiscal year 2004 compared to $23.9 million in fiscal year 2003, an increase of $9.1 million or 38.2 percent. The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2004, costs associated with operating two additional restaurants and costs necessary to support the increased sales levels.

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

Consolidated operating expenses were $282.8 million in fiscal year 2003 compared to $260.3 million in fiscal year 2002, an increase of $22.5 million or 8.6 percent. The increase is primarily due to a 9.8 percent increase in the average Australian dollar exchange rate that represents $11.8 million in costs. The remaining increase is mostly due to the addition of six new Pat & Oscar’s®, four KFC® restaurants and increased sales volumes from the Company’s international operations that were partially offset by a $0.9 million foreign currency exchange gain associated with intercompany receivables.

Interest expense was $2.5 million in fiscal year 2003 compared to $2.8 million in fiscal year 2002, a decrease of $0.3 million or 12.0 percent primarily due to lower debt balances and lower interest rates partially offset by a higher Australian dollar exchange rate. Interest expense is primarily related to the Company’s debt with Westpac and financing from GE Capital. Investment income was $0.6 million in fiscal year 2003 compared to $0.8 million in fiscal year 2002, a decrease of $0.2 million or 23.2 percent primarily due to lower interest rates.

Minority interest represents the portion of the Company’s net earnings or (losses) that are attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of April 30, 2003, Pat & Oscar’s had entered into partnership agreements with three regional managers. The partnership agreements were not executed until the fourth quarter of fiscal year 2003. As a result, there was no minority interest related to this partnership equity plan for fiscal year 2002. See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.9 million in fiscal year 2003 compared to $0.6 million in fiscal year 2002, an increase of $1.3 million. The increase is due to higher income from the Company’s international division, which does not benefit from net operating loss deductions, and to recently enacted legislation in California that delays the Company’s ability to utilize net operating losses in the state of California for two years. During fiscal year 2003, the Company reduced its deferred income tax asset valuation allowance such that its net deferred income tax asset increased by $2.1 million to recognize net operating loss carryforwards the Company believes are more likely than not to be realized. See Note 4 – Income Taxes, to the Consolidated Financial Statements.

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

Other operating expenses were $25.3 million in fiscal year 2003 compared to $25.7 million in fiscal year 2002, a decrease of $0.4 million or 1.5 percent primarily due to having a lower number of restaurants throughout fiscal year 2003 compared to fiscal year 2002. In fiscal year 2003, the Company recorded asset impairment charges of $1.4 million relating to certain underperforming restaurants that were partially offset by $0.7 million of business interruption insurance proceeds related to an E.coli incident in July 2000. This is compared to an asset impairment charge of $1.3 million in fiscal year 2002 that was offset by $1.0 million of business interruption insurance proceeds also related to the same E.coli incident. See Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements.

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

Other operating expenses amounted to $13.4 million compared to $10.2 million in the same period of the prior year, an increase of $3.2 million or 31.6 percent primarily due to new restaurant openings.

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

Other operating expenses amounted to $9.3 million in fiscal year 2003 compared to $7.7 million in fiscal year 2002, an increase of $1.6 million or 21.3 percent. The increase was primarily due to the higher average Australian dollar exchange rate in fiscal year 2003 and costs necessary to support the increased sales levels.

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

Other operating expenses amounted to $23.9 million in fiscal year 2003 compared to $20.0 million in fiscal year 2002, an increase of $3.9 million or 19.3 percent. The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2003, costs associated with operating four additional restaurants and costs necessary to support the increased sales levels.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s primary source of liquidity is cash flows from operations, which were $12.4 million in fiscal year 2004 compared to $21.4 million in fiscal year 2003. The decrease is due to net increases in cash used by operating assets and liabilities of $10.3 million, partially offset by an increase in net income adjusted for depreciation and amortization expense and other non-cash items of $1.3 million. The increase in cash used by operating assets and liabilities relates principally to a reduction in account payable and accrued liabilities.

The Company’s working capital at April 30, 2004 was $1.1 million, including cash, cash equivalents and restricted cash totaling $29.9 million of which $8.4 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of April 30, 2004, the Company has letters of credit totaling $3.6 million for this purpose, which are supported by a corresponding amount of restricted cash. At April 30, 2003, the Company had a working capital deficit of $3.6 million. The increase in working capital is primarily due to additional long-term borrowing net of debt repayments and cash provided by operations partially offset by funds expended for remodel programs and new restaurants. The current ratio was approximately 1.0 at April 30, 2004 and 0.9 at April 30, 2003.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service and capital expenditure requirements and working capital needs for at least the next 12 months. The Company is also pursuing additional sources of capital for the expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events such as continued sales softness at Pat & Oscar’s from the E.coli incident may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and the results of operations.

Capital Expenditures

Capital expenditures were $17.3 million in fiscal year 2004 which included $6.0 million used for development of new restaurants and $11.3 million for remodels and upgrades of existing restaurants and other improvements across all divisions.

During fiscal year 2005, the Company plans to expand its international operations through additional investment in Company-owned restaurants. The Company intends to scrape and rebuild four KFC® restaurants at a cost of approximately $700,000 each, remodel ten KFC® restaurants at a cost of approximately $350,000 each, remodel eight Sizzler® Australia restaurants at a cost of approximately $140,000 each and relocate one Sizzler® Australia restaurant at a cost of approximately $1.1 million. The Company’s domestic operations will primarily be expanded by additional development of the U.S. Sizzler franchise operations that do not require the Company’s capital and by growing the Pat & Oscar’s concept through new restaurants. Presently, the Company expects to add two to four Pat & Oscar’s® locations during fiscal year 2005 at a cost of approximately $1.6 million to $2.0 million per location, net of landlord contributions. In addition, the Company plans to complete up to 22 additional Sizzler® major remodels at a cost ranging from $100,000 to $200,000 each during fiscal year 2005.

The Company estimates that total capital expenditures in fiscal year 2005 will be approximately $23.6 million and relate principally to the projects described in the preceding paragraph. The Company plans to fund this requirement with existing cash and cash flow from operations and may also utilize leasing to support its expansion activities.

Debt

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its prior credit facility (“Prior Credit Facility”). The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $28.9 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at April 30, 2004), plus a 230 basis point margin. At April 30, 2004, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $23.8 million ($33.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

On June 4, 2003, the Company entered into an additional credit facility with Westpac. The credit facility utilizes the same collateral, is subject to the same financial covenant restrictions as the Revised Credit Facility with Westpac as mentioned above. On March 16, 2004 the term of this facility was extended to December 31, 2005. The maximum principal commitment under the facility is $2.2 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.5 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.7 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Revised Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 100 basis points (8.5 percent as of April 30, 2004). There is a 1.0 percent fee applicable to any undrawn portion of either option.

In addition, the Company has a $10.0 million, seven-year term loan due in January 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount available. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and other covenants which management believes are customary for loans of this type. At the end of fiscal year 2004, the Company’s unpaid principal balance was approximately $9.0 million.

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

The Company was in compliance with all debt covenants as of April 30, 2004.

Contractual Obligations

The Company’s future contractual obligations at April 30, 2004 consist of the following (in millions):

Fiscal Year	Long-Term Debt (a)	Interest on Long-Term Debt (b)	Operating Leases	Pension Benefits	Total
2005	$7.1	$1.7	$20.5	$1.3	$30.6
2006	6.8	1.6	18.0	1.3	$27.7
2007	6.9	1.5	16.0	1.3	$25.7
2008	13.9	1.2	14.3	1.3	$30.7
2009	1.0	0.3	12.0	1.0	$14.3
Thereafter	2.2	3.2	40.6	7.8	$53.8

Total	$37.9	$9.5	$121.4	$14.0	$182.8

(a)	Includes capital lease obligations.
(b)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of April 30, 2004 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of April 30, 2004 will remain in effect until maturity.

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

The CFG options are considered in the computation of diluted earnings per share. See Note 12 – Earnings Per Share, to the Consolidated Financial Statements. Assuming exercise of all of the options, 19.4 percent of CFG will be owned by the AMG, and a like percentage of ongoing CFG net income will be charged to minority interest expense. In addition, minority interest on the balance sheet will be increased and the Company’s stockholders’ equity will be reduced, to the extent that the fair value of the shares owned by AMG exceeds the sum of their initial purchase price plus allocated earnings less distributions.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares were subject to resale restriction until the restriction on these shares was lifted on February 13, 2004.

On March 22, 2004 the Company and the AMG executed an amended shareholder’s agreement that included, among other things, a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The amended agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares for any terminated AMG member.

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

Forward-Looking Statements

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements may include but are not limited to statements regarding: (1) expected future revenues and earnings; (2) the Company’s plans to remodel 22 Sizzler® locations in the U.S. during fiscal year 2005; (3) any future expected change in currency exchange rates; (4) the Company’s plans to complete remodels at eight Sizzler® locations and relocate one Sizzler® restaurant in Australia; (5) the Company’s plans to complete four scrape and rebuilds and remodel ten KFC® locations in Australia during fiscal year 2005; (6) the continuation of the Company’s plans to transition seven New York and eleven California Company-owned locations to existing or new franchises; (7) the Company’s expectation that Pat & Oscar’s will continue to have weakened sales and profitability through the first half of fiscal year 2005 as a result of the E.coli incident; (8) the Company’s expectation that it will have adequate cash from operations to meet all debt service, capital expenditures and working capital requirements in fiscal year 2005; (9) the Company’s plans to pursue additional sources of the expansion of Pat & Oscar’s; (10) the opening of two to four new Pat & Oscar’s® locations during fiscal year 2005; (11) the sufficiency of the supply of commodities and labor pool to carry on the Company’s business; and (12) the absence of any material adverse impact arising out of any current litigation in which the Company is involved.

The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein. Such factors include, but are not limited to: (1) the Company’s ability to achieve future revenues and earnings and overcome any significant impact from increased food, labor and utility costs in the U.S. and Australia; (2) the possible negative impact of the fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (3) the Company’s ability to complete the remodeling of its existing Australian Sizzler® and KFC® locations; (4) the ability of the Company and its franchisees to meet all necessary conditions required to open additional Sizzler® franchise locations in the U.S. and in international locations; (5) the continued ability of the Company’s operations to generate the necessary cash to invest in its U.S. and international businesses; (6) the Company’s ability to generate sufficient cash to meet all debt service, working capital and capital expenditure requirements; (7) the Company’s ability to obtain additional avenues of financing for Pat & Oscar’s expansion; (8) the ability of Pat & Oscar’s to achieve the opening of the projected number of new restaurants in fiscal year 2005; (9) the continuing impact on Pat & Oscar’s sales and profits arising out of the E.coli incident; (10) the ability of the Company to successfully complete its California and New York area franchising programs; (11) the absence of shortages in critical supplies necessary for the Company to continue its business operations; (12) the continuing availability to the Company of sufficient insurance coverage to resolve the remaining Sizzler® E.coli case and the various Pat & Oscar’s® E.coli cases; and (13) other risks as maybe detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, and commodity price risk.

Interest Rate Risk

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its prior credit facility (“Prior Credit Facility”). The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Revised Credit Facility is $28.9 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at April 30, 2004), plus a 230 basis point margin. At April 30, 2004, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $23.8 million ($33.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At April 30, 2004, the notional amount of the interest rate cap is approximately $5.0 million, which covered approximately 21.2 percent of the loan principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At April 30, 2004, the notional amount of the interest rate swap contract is approximately $5.0 million, which covered approximately 21.2 percent of the loan principal outstanding and expires on January 1, 2006.

The Company also has a term loan in the amount of $0.2 million with variable interest as a result of the acquisition of Pat & Oscar’s®. The interest rates ranged from 5.0 to 5.3 percent during fiscal year 2004.

The Company calculated that a hypothetical 10.0 percent change in the interest rates, as defined above, in the near-term would change interest expense by $0.1 million for a one-year period.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of April 30, 2004 are as follows (in thousands):

	Carrying Amount	Fair Value
Non-collateralized borrowings, at fixed and variable interest rates (8.8% at April 30, 2004), due through 2012	$620	$730
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	8,989	9,192
Mortgage notes payable, with a fixed interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	553	804
Westpac note, with a variable interest rate (7.8% at April 30, 2004) payable in Australian dollars due through 2008	23,840	23,840
Capital lease obligations	3,963	3,963

	$37,965	$38,529

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of April 30, 2003 are as follows (in thousands):

	Carrying Amount	Fair Value
Non-collateralized borrowings, at fixed and variable interest rates (8.3% at April 30, 2003), due through 2012	$904	$1,048
Collateralized borrowings, at variable interest rates (5.3% at April 30, 2003), due through 2005	658	658
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	9,370	9,764
Mortgage notes payable, with a fixed interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	560	837
Westpac note, with a variable interest rate (7.2% at April 30, 2003) payable in Australian dollars due through 2008	12,077	12,077
Capital lease obligations	2,319	2,319

	$25,888	$26,703

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduces the Company’s exposure by decreasing its net investment. As of April 30, 2004, the Company’s net equity in its Australian subsidiaries was $0.7 million.

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

Item 8 – Financial Statements and Supplementary Data

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

Fiscal Year 2004 (as previously reported, see Note 2) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 13
Restaurant sales	$75,767	$74,304	$102,591	$85,646
Franchise revenues	2,053	2,038	2,570	2,185

Total revenues	77,820	76,342	105,161	87,831

Cost of sales	25,555	25,524	36,083	29,410
Labor and related costs	20,498	20,605	28,420	24,591
Other operating expenses	18,665	19,147	26,705	19,836
Depreciation and amortization	2,625	2,499	3,493	2,827
General and administrative expenses	5,408	6,763	8,678	8,081

Operating income	5,069	1,804	1,782	3,086

Net income (loss)	$3,553	$318	$(687)	$790

Basic earnings (loss) per share	$0.13	$0.01	$(0.03)	$0.03
Diluted earnings (loss) per share	$0.12	$—	$(0.04)	$0.01

Fiscal Year 2004 (adjustments) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 13
Restaurant sales	$0	$0	$0	$0
Franchise revenues	0	0	0	0

Total revenues	0	0	0	0

Cost of sales	0	0	0	0
Labor and related costs	0	0	0	0
Other operating expenses	65	(251)	74	71
Depreciation and amortization	40	270	40	42
General and administrative expenses	0	0	0	0

Operating income	(105)	(19)	(114)	(113)

Net loss	$(113)	$(42)	$(125)	$(129)

Basic earnings (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Fiscal Year 2004 (as restated, see Note 2) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 13
Restaurant sales	$75,767	$74,304	$102,591	$85,646
Franchise revenues	2,053	2,038	2,570	2,185

Total revenues	77,820	76,342	105,161	87,831

Cost of sales	25,555	25,524	36,083	29,410
Labor and related costs	20,498	20,605	28,420	24,591
Other operating expenses	18,730	18,896	26,779	19,907
Depreciation and amortization	2,665	2,769	3,533	2,869
General and administrative expenses	5,408	6,763	8,678	8,081

Operating income	4,964	1,785	1,668	2,973

Net income (loss)	$3,440	$276	$(812)	$661

Basic earnings (loss) per share	$0.13	$0.01	$(0.03)	$0.02
Diluted earnings (loss) per share	$0.11	$—	$(0.05)	$0.01

Fiscal Year 2003 (as previously reported, see Note 2) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$65,683	$62,493	$87,526	$69,603
Franchise revenues	2,004	1,944	2,382	1,893

Total revenues	67,687	64,437	89,908	71,496

Cost of sales	22,259	21,089	29,804	22,931
Labor and related costs	18,187	17,569	24,487	19,582
Other operating expenses	15,611	15,655	21,954	17,921
Depreciation and amortization	2,171	2,158	3,180	2,683
General and administrative expenses	5,649	5,554	7,652	6,290

Operating income	3,810	2,412	2,831	2,089

Net income	$3,257	$1,424	$836	$1,842

Basic earnings per share	$0.12	$0.05	$0.03	$0.07
Diluted earnings per share	$0.12	$0.05	$0.03	$0.06

Fiscal Year 2003 (adjustments) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$0	$0	$0	$0
Franchise revenues	0	0	0	0

Total revenues	0	0	0	0

Cost of sales	0	0	0	0
Labor and related costs	0	0	0	0
Other operating expenses	30	51	63	36
Depreciation and amortization	62	62	61	62
General and administrative expenses	0	0	0	0

Operating income	(92)	(113)	(124)	(98)

Net loss	$(101)	$(121)	$(132)	$(97)

Basic earnings (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings (loss) per share	$(0.01)	$0.00	$0.00	$0.00

Fiscal Year 2003 (as restated, see Note 2) Weeks	First Quarter 12	Second Quarter 12	Third Quarter 16	Fourth Quarter 12
Restaurant sales	$65,683	$62,493	$87,526	$69,603
Franchise revenues	2,004	1,944	2,382	1,893

Total revenues	67,687	64,437	89,908	71,496

Cost of sales	22,259	21,089	29,804	22,931
Labor and related costs	18,187	17,569	24,487	19,582
Other operating expenses	15,641	15,706	22,017	17,957
Depreciation and amortization	2,233	2,220	3,241	2,745
General and administrative expenses	5,649	5,554	7,652	6,290

Operating income	3,718	2,299	2,707	1,991

Net income	$3,156	$1,303	$704	$1,745

Basic earnings per share	$0.12	$0.05	$0.03	$0.06
Diluted earnings per share	$0.11	$0.05	$0.03	$0.06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Worldwide Restaurant Concepts, Inc.:

We have audited the accompanying consolidated balance sheets of Worldwide Restaurant Concepts, Inc. and subsidiaries, (“the Company”) as of April 30, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
July 15, 2004 (June 3, 2005, as to the effects of the restatement described in Note 2)

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

As of April 30,	2004 (as restated, see Note 2)	2003 (as restated, see Note 2)
ASSETS

Current assets
Cash and cash equivalents	$24,755	$26,303
Restricted cash	5,131	2,050
Receivables, net of an allowance of $641 in 2004 and $695 in 2003	2,042	2,560
Inventories	4,807	4,448
Deferred income taxes	3,169	2,382
Prepaid expenses and other current assets	2,718	2,205
Assets related to restaurants held for sale	5,417	4,076

Total current assets	48,039	44,024

Property and equipment, at cost
Land	6,864	6,685
Buildings and leasehold improvements	92,810	82,871
Equipment	76,128	67,750
Construction in progress	1,350	1,190

	177,152	158,496
Less accumulated depreciation and amortization	(101,681)	(89,940)

Total property and equipment, net	75,471	68,556

Long-term notes receivables including $200 of related party receivables in 2004 and 2003, net of an allowance of $0 in 2004 and $56 in 2003	912	828

Deferred income taxes	10,757	10,028

Goodwill	23,647	23,636

Intangible assets, net of accumulated amortization of $1,068 in 2004 and $799 in 2003	2,090	2,162

Other assets	1,127	1,065

Total assets	$162,043	$150,299

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

As of April 30,	2004 (as restated, see Note 2)	2003 (as restated, see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$7,156	$6,866
Accounts payable	12,396	14,119
Other current liabilities	23,334	23,529
Income taxes payable	4,056	3,108

Total current liabilities	46,942	47,622

Long-term debt, net of current portion	30,809	19,022

Deferred gains, rent and landlord incentives	11,894	12,830

Pension liability	14,031	13,326

Minority interest	14	114

Commitments and contingencies

Stockholders’ equity
Preferred stock, authorized 1,000 shares, $5 par value; no shares issued and outstanding	—	—
Common stock, authorized 50,000 shares, $.01 par value; issued and outstanding of 29,438 and 27,438 and 29,232 and 27,232 at April 30, 2004 and 2003, respectively	294	292
Additional paid-in capital	280,442	280,001
Accumulated deficit	(204,706)	(208,271)
Treasury stock, at cost, 2,000 shares, at April 30, 2004 and 2003	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,542)	(10,502)

Total stockholders’ equity	58,353	57,385

Total liabilities and stockholders’ equity	$162,043	$150,299

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

For the Years Ended April 30,	2004 (as restated, see Note 2)	2003 (as restated, see Note 2)	2002 (as restated, see Note 2)
Revenues
Restaurant sales	$338,308	$285,305	$258,770
Franchise revenues	8,846	8,223	8,417

Total revenues	347,154	293,528	267,187

Costs and Expenses
Cost of sales	116,572	96,083	87,959
Labor and related costs	94,114	79,825	73,476
Other operating expenses (including asset impairments of $2,216 for 2004, $2,026 for 2003 and $1,287 for 2002)	84,312	71,321	63,883
Depreciation and amortization	11,836	10,439	9,600
General and administrative expenses	28,930	25,145	25,383

Total operating costs and expenses	335,764	282,813	260,301

Operating income	11,390	10,715	6,886

Interest expense	3,215	2,515	2,856
Investment income, net	551	630	820

Income before income taxes and minority interest	8,726	8,830	4,850

Minority interest benefit	94	31	—

Income before income taxes	8,820	8,861	4,850

Provision for income taxes	5,255	1,953	641

Net income	$3,565	$6,908	$4,209

Basic earnings per share	$0.13	$0.25	$0.15

Diluted earnings per share	$0.07	$0.24	$0.15

Weighted average common shares outstanding:

Basic	27,371	27,232	27,343
Diluted	28,382	27,870	27,482

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at April 30, 2001 (previously reported)	27,745	$291	$279,846	$(217,046)	$(3,189)	$(5,385)	$54,517

Restatement adjustments (see Note 2)				(2,342)			(2,342)

Balance at April 30,2001 (as restated, see Note 2)	27,745	291	279,846	(219,388)	(3,189)	(5,385)	52,175

Comprehensive income:
Net income (as restated, see Note 2)				4,209			4,209
Foreign currency adjustment						(145)	(145)
Minimum pension liability						(2,641)	(2,641)
Cumulative effect of a change in accounting principle						(242)	(242)
Unrealized gain on derivative instruments						119	119

Comprehensive income (as Restated, see Note 2)				4,209		(2,909)	1,300

Treasury stock purchased	(636)				(946)		(946)
Exercise of stock options, net	96	1	58				59

Balance at April 30, 2002 (as restated, see Note 2)	27,205	292	279,904	(215,179)	(4,135)	(8,294)	52,588

Comprehensive income:
Net income (as restated, see Note 2)				6,908			6,908
Foreign currency adjustment						(252)	(252)
Minimum pension liability						(2,039)	(2,039)
Unrealized gain on derivative instruments						83	83

Comprehensive income (as Restated, see Note 2)				6,908		(2,208)	4,700

Exercise of stock options, net	27		97				97

Balance at April 30, 2003 (as restated, see Note 2)	27,232	292	280,001	(208,271)	(4,135)	(10,502)	57,385

Comprehensive income:
Net income (as restated, see Note 2)				3,565			3,565
Foreign currency adjustment						(1,941)	(1,941)
Minimum pension liability						(1,132)	(1,132)
Unrealized gain on derivative instruments						33	33

Comprehensive income (as Restated, see Note 2)				3,565		(3,040)	525

Exercise of stock options, net	206	2	441				443

Balance at April 30, 2004 (as restated, see Note 2)	27,438	$294	$280,442	$(204,706)	$(4,135)	$(13,542)	$58,353

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the Years Ended April 30,	2004 (as restated, see Note 2)	2003 (as restated, see Note 2)	2002 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,565	$6,908	$4,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,836	10,439	9,600
Deferred income taxes	(1,516)	(2,895)	(1,635)
Allowance for bad debts	235	16	120
Gain (Loss) on sale of assets	303	(282)	(502)
Asset write downs	2,216	2,026	1,287
Amortization of deferred revenue	(1,247)	(1,216)	(1,201)
Foreign currency gain	—	(922)	—
Minority interest benefit	(94)	(31)	—
Other	78	(31)	32
Changes in operating assets and liabilities:
Receivables	686	(285)	283
Inventories	(202)	(122)	(21)
Prepaid expenses and other current assets	(665)	(527)	2,828
Accounts payable	(3,425)	3,321	1,851
Accrued liabilities	151	4,734	3,735
Income taxes payable	500	301	634

Net cash provided by operating activities	12,421	21,434	21,220

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,296)	(16,456)	(11,784)
Investment in intangibles	—	—	(200)
Proceeds from sale of assets	775	2,025	2,559
(Increase) Decrease in restricted cash	(3,081)	46	5,756
Acquisition of minority interest in subsidiary	(2,464)	(1,041)	—
Other, net	159	(65)	(85)

Net cash used in investing activities	(21,907)	(15,491)	(3,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings	15,860	—	5,000
Reduction of long-term debt	(8,464)	(7,558)	(6,435)
Repurchase of common stock	—	—	(946)
Sale of subsidiary equity	50	145	—
Distribution to minority interest partners	(56)	—	—
Other, net	443	105	(121)

Net cash provided by (used in) financing activities	7,833	(7,308)	(2,502)

Effect of exchange rate changes on cash and cash equivalents	105	1,725	982

Net (decrease) increase in cash and cash equivalents	(1,548)	360	15,946

Cash and cash equivalents at beginning of year	26,303	25,943	9,997

Cash and cash equivalents at end of year	$24,755	$26,303	$25,943

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

For the Years Ended April 30,	2004 (as restated, see Note 2)	2003 (as restated, see Note 2)	2002 (as restated, see Note 2)
Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$3,220	$2,429	$3,271
Income taxes	5,178	4,954	1,453

Non-Cash Investing and Financing Transactions
Minimum pension liability adjustment, net	$1,132	$2,039	$2,641
Increase (decrease) in value of interest rate cap/swap derivatives	33	83	(123)
Pat & Oscar’s Earn-Out	—	1,038	—
Pat & Oscar’s Call Option	—	1,416	—
Capital leases	2,909	1,804	613

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Line of Business: Worldwide Restaurant Concepts, Inc. and subsidiaries (“WRC” or the “Company”) is principally engaged in the operation, development and franchising of restaurants including the Sizzler® concept, the development and operation of the Pat & Oscar’s® concept, and the operation of KFC® franchises in Australia.

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

Revenue Recognition: The Company recognizes revenue for the sale of food products at the time they are sold. The Company recognizes franchise revenue as follows: The initial franchise fee is recognized as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees, which include assistance with planning and construction of the restaurant and initial management training. Royalties that are based upon a percentage of sales are recognized as income when earned. On a limited basis, franchisees enter into leases of restaurant properties leased or owned by the Company. Lease revenue is recognized in the period in which it is earned. Royalty revenues and franchise fees are included in “Franchise Revenues” in the Consolidated Statements of Income.

Marketing Costs: Marketing costs are expensed as incurred and reported in Other Operating Expenses and include costs of advertising and marketing. Company-operated Sizzler restaurants and most Sizzler franchise restaurants in the U.S. contribute 0.5 percent of sales to a national advertising co-op and from 3.0 to 5.0 percent of sales to certain regional advertising co-ops. Company-operated KFC restaurants contribute 5.0 percent of sales to an Australian national advertising co-op. In the U.S., the national advertising co-op provides for brand research, production and design and the regional co-ops provide local media and advertising. In Australia, the national advertising co-op provides brand research, production and design as well as local media. Marketing costs were $17.4 million, $14.5 million and $11.9 million for the years ended April 30, 2004, 2003, and 2002, respectively. The co-ops are with unrelated third parties.

Stock-Based Compensation: The Company uses the intrinsic value method of accounting for stock options granted to employees as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of the grant. Had the Company applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	For the years ended April 30,
	2004	2003	2002
Net Income:	$3,565	$6,908	$4,209
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	112	399	497
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,047)	(889)	(966)

Pro forma basic net income	$2,630	$6,418	$3,740

Deduct: Income attributed to AMG options dilution (see Note 15)	(1,494)	(184)	—

Pro forma diluted net income	$1,136	$6,234	$3,740

Earnings per share:
Basic, as reported	$0.13	$0.25	$0.15
Basic, pro forma	$0.10	$0.24	$0.14
Diluted, as reported	$0.07	$0.24	$0.15
Diluted, pro forma	$0.04	$0.22	$0.14

Earnings per Share: Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the effect of options, warrants and AMG options of CFG (see Note 15 ) using the treasury stock method when dilutive.

Cash and Cash Equivalents: At April 30, 2004 and 2003, cash and cash equivalents consists of cash and short-term investments, carried at cost, with maturities of less than three months at the date of acquisition.

Fair Value of Financial Instruments: Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accrued liabilities and payables approximate fair value because of their short maturities. At April 30, 2004, due to declining interest rates, the carrying value of long-term debt was $38.0 million and the fair value was approximately $38.5 million as a result of the Company’s fixed rate debt. At April 30, 2003, due to declining interest rates, the carrying value of long-term debt was $25.9 million and the fair value was approximately $26.7 million as a result of the Company’s fixed rate debt.

Restricted Cash: As of April 30, 2004 and 2003, the Company had restricted cash balances related to employee benefits and cash collateral for letters of credit with an insurance company and a bank.

Allowances for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of the Company’s franchisees and others to make required payments for franchise royalties, rents and notes receivable and catering and delivery services. In assessing the collectibility of these receivables, the Company makes assumptions regarding the financial condition of its franchisees and customers based primarily on past payment trends and periodic financial information which the franchisees and customers are required to submit. If the financial condition of its franchisees or customers were to deteriorate and result in their inability to make payments, the Company may be required to increase its allowance for doubtful accounts by recording additional bad debt expense.

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

Depreciation and Amortization: Depreciation of property and equipment, which includes assets under capital leases at capitalized value, and amortization are expensed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining related lease life, including options for domestic operations where exercise of the option is reasonably assured and/or if failure to exercise a renewal option imposes an economic penalty. Leasehold improvements for the Company’s international operations are generally amortized over the initial base term of the lease, which is usually eight to 12 years and does not include option renewals. Leasehold improvements for the Company’s domestic operations are amortized over a period that may include options, generally 10 to 30 years. Equipment is depreciated over three to eight years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life on an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net income.

Goodwill and Intangible Assets: In accordance with “SFAS” No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized; estimated useful lives range from 10 to 40 years. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

Cash Surrender Value: The Company has several life insurance policies covering certain former employees with an aggregate cash surrender value of $35.3 million as of April 30, 2004. The Company has borrowings against the cash surrender value totaling $35.0 million as of April 30, 2004. The net amount is recorded in other assets on the consolidated balance sheets.

Leases: The Company leases the majority of its facilities under operating lease agreements. The Company accounts for its leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that the leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term of the lease used for this evaluation includes renewal options periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

For leases that contain scheduled rent escalations, the Company records the total rent payable during the lease term, as discussed above, on a straight-line basis over the term of the lease (including a “rent holiday” period, if any, beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a component of deferred gains, rent and landlord incentives as part of consolidated balance sheets. For building leases, straight-line rent incurred during rent holidays is reflected as part of rent expense in pre-opening expenses. In instances involving land leases, in which the Company is responsible for the construction of the restaurant, it is the Company’s policy to reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility. Rent from the date the restaurant is complete through the restaurant opening date is included as part of rent expense.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Landlord contributions for leasehold improvements are included in deferred gains and revenues (See Note 14 – Deferred Gains, Rent and Landlord Incentives, to Consolidated Financial Statements) and are amortized as a reduction of rent expense ratably over the lease term as determined above.

Sale-Leaseback Transactions: In accordance with SFAS No. 98, “Accounting for Leases,” the Company uses sales-leaseback accounting to record the sale of certain property. Gains associated with such sales are generally deferred and amortized in proportion to the amortization of the leased asset, if a capital lease, or in proportion to the related gross rental charged to expense over the lease term, if an operating lease.

Foreign Currency Translation: The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the accounting period. Revenue and expenses are translated at weighted average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. In addition, the Company has certain inter-company receivables and payables between the U.S. and its foreign subsidiaries that are expected to be settled on a known future date. These balances are translated at exchange rates in effect at the end of the accounting period and the resulting gains or losses are recorded as a component of general and administrative expenses. The functional currency used in the Company’s foreign operations is primarily the Australian dollar. The Company recognized $0.8 and $0.9 million of foreign currency translation gains during the fiscal years 2004 and 2003, respectively. There were no foreign translation gains or losses in fiscal year 2002.

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

Note 2 – Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that the Company’s historical methods of accounting for operating leases were not in accordance with GAAP. As a result, the Company has restated its consolidated financial statements for each of the fiscal years ended April 30, 2004, 2003 and 2002.

Historically, when accounting for leases with renewal options, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Buildings and leasehold improvements on those properties are depreciated over a period equal to the shorter of the term of the lease, including option periods provided for in the lease, or the useful life of the assets. The Company has determined that it should recognize rent expense on a straight-line basis over sufficient renewal periods to equal or exceed the depreciable life of the assets, including cancelable option periods where failure to exercise such options would result in an economic penalty.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing when actual rent payments began, which generally coincided with a point in time near the date the restaurants opened. This generally had the effect of excluding the build-out period of the Company’s restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. For building leases, the restated financial statements reflect such straight-line rent incurred during rent holidays as part of rent expense in pre-opening expenses. In instances involving land leases, in which the Company is responsible for the construction of the restaurant, the restated financial statements reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility. Rent from the date the restaurant is complete through the restaurant opening date is included as part of rent expense in pre-opening expenses.

Prior to fiscal year 2002, the Company had accounted for tenant improvement allowances for the Sizzler Domestic division as a reduction to the related leasehold improvement asset on the consolidated balance sheets and as a reduction to capital expenditures in investing activities on the consolidated statements of cash flows. Management has determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. In addition the tenant improvement allowances associated with certain restaurants constructed under build-to-suit agreements with the landlords were netted against the leasehold improvement assets. Management has determined that the appropriate interpretation of Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction” requires these allowances to be recorded as a leasehold improvement asset and as a corresponding capital lease obligation on the consolidated balance sheets.

The Company also performed a thorough review of the depreciable asset lives to ensure conformity to its policy of depreciating leasehold improvements over the shorter of the economic life of the asset or related lease term. As a result of this review, adjustments were recorded to depreciation and amortization expense on the consolidated statements of operations and accumulated depreciation and amortization on the consolidated balance sheets. Finally, to reflect the impact of the lease accounting and amortization adjustments described above on income taxes and on minority interest, the Company has adjusted deferred income taxes, minority interest and additional paid-in capital on the consolidated balance sheets and minority interest and provision for income taxes on the consolidated statements of income. Accumulated deficit has been adjusted for the after-tax impact of periods prior to the year ended April 30, 2002, on the Statements of Stockholder’s Equity.

The cumulative effect of these accounting changes is an increase of accumulated deficit of $2.3 million as of the beginning of fiscal 2002 and incremental increases to accumulated deficit of $0.3 million, $0.5 million and $0.4 million for the fiscal years ended 2002, 2003 and 2004, respectively.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of April 30, 2004 and 2003, as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for fiscal years 2004, 2003 and 2002 (in thousands, except share data):

As of and for the year ended April 30, 2004	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Building & leasehold improvements	$89,633	$3,177	$92,810
Accumulated Depreciation	99,743	1,938	101,681
Property and equipment, net	74,232	1,239	75,471
Long-term deferred income taxes	10,690	67	10,757
Total assets	160,737	1,306	162,043
Current portion of long-term debt	7,125	31	7,156
Total current liabilities	46,911	31	46,942
Long-term debt, net of current portion	29,217	1,592	30,809
Deferred gains, rent and landlord incentives	8,738	3,156	11,894
Accumulated Deficit	(201,233)	(3,473)	(204,706)
Total stockholders’ equity	61,826	(3,473)	58,353
Total liabilities and stockholders equity	160,737	1,306	162,043

Consolidated Statement of Income
Other operating expenses	84,353	(41)	84,312
Depreciation and amortization	11,444	392	11,836
Total operating costs and expenses	335,413	351	335,764
Operating income	11,741	(351)	11,390
Interest expense	3,146	69	3,215
Income before income taxes and minority interest	9,146	(420)	8,726
Minority interest benefit	107	(13)	94
Income before income taxes	9,253	(433)	8,820
Provision for income taxes	5,279	(24)	5,255
Net income	3,974	(409)	3,565
Basic earnings per share	$0.15	$(0.02)	$0.13
Diluted earnings per share	$0.09	$(0.02)	$0.07

Consolidated Statement of Cash Flows
Net income	3,974	(409)	3,565
Depreciation and amortization	11,444	392	11,836
Deferred income taxes	(1,492)	(24)	(1,516)
Minority Interest Benefit	(107)	(13)	(94)
Accrued liabilities	123	28	151
Interest paid during the year for interest	3,151	69	3,220
Capital leases	1,186	1,023	2,209

As of and for the year ended April 30, 2003	Reported	Adjustments	As Restated
Consolidated Balance Sheet
Assets related to restaurant held for sale	$4,026	50	$4,076
Total current assets	43,974	50	44,024
Building & leasehold improvements	81,017	1,854	82,871
Accumulated Depreciation	88,644	1,296	89,940
Property and equipment, net	67,988	568	68,556
Long-term deferred income taxes	9,985	43	10,028
Total assets	149,648	651	150,299
Current portion of long-term debt	6,844	22	6,866
Total current liabilities	47,600	22	47,622
Long-term debt, net of current portion	18,431	591	19,022
Deferred gains and revenues	9,715	3,115	12,830
Minority interest	127	(13)	114
Accumulated Deficit	(205,207)	(3,064)	(208,271)
Total stockholders’ equity	60,449	(3,064)	57,385
Total liabilities and stockholders equity	149,648	651	150,299

Consolidated Statement of Income
Other operating expenses	71,141	180	71,321
Depreciation and amortization	10,192	247	10,439
Total operating costs and expenses	282,386	427	282,813
Operating income	11,142	(427)	10,715
Interest expense	2,455	60	2,515
Income before income taxes and minority interest	9,317	(487)	8,830
Minority interest benefit	18	13	31
Income before income taxes	9,335	(474)	8,861
Provision for income taxes	1,976	(23)	1,953
Net income	7,359	(451)	6,908
Basic earnings per share	$0.27	$(0.02)	$0.25
Diluted earnings per share	$0.26	$(0.02)	$0.24

Consolidated Statement of Cash Flows
Net income	7,359	(451)	6,908
Depreciation and amortization	10,192	247	10,439
Deferred income taxes	(2,872)	(23)	(2,895)
Minority Interest Benefit	(18)	(13)	(31)
Accrued liabilities	4,494	(240)	4,734
Interest paid during the year for interest	2,369	60	2,429
Capital leases	1,774	30	1,804

For the year ended April 30, 2002	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Income
Other operating expenses	$63,867	$16	$63,883
Depreciation and amortization	9,377	223	9,600
Total operating costs and expenses	260,062	239	260,301
Operating income	7,125	(239)	6,886
Interest expense	2,816	40	2,856
Income before income taxes and minority interest	5,129	(279)	4,850
Income before income taxes	5,129	(279)	4,850
Provision for income taxes	649	(8)	641
Net income	4,480	(271)	4,209
Basic earnings per share	$0.16	$(0.01)	$0.15
Diluted earnings per share	$0.16	$(0.01)	$0.15

Consolidated Statement of Cash Flows
Net income	4,480	(271)	4,209
Depreciation and amortization	9,377	223	9,600
Deferred income taxes	(1,627)	(8)	(1,635)
Accrued liabilities	3,679	56	3,735
Interest paid during the year for interest	3,231	40	3,271
Capital leases	14	599	613

Note 3 – Goodwill and Other Intangibles

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

Trademarks consist of cost to register new trademarks and defend existing trademarks. Aggregate amortization expense related to intangible assets was approximately $0.2 million, $0.1 million and $0.1 million for the years ended April 30, 2004, 2003 and 2002, respectively. There was no impairment loss recorded during fiscal years 2004, 2003 or 2002. Amortization expense is expected to be approximately $0.2 million in each of the next five fiscal years.

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

The increase in Pat & Oscar’s® goodwill during fiscal year 2003 is primarily related to the exercise of the call option and the earn-out, as described in Note 23 – Pat & Oscar’s, to the Consolidated Financial Statements.

Note 4 - Income Taxes

The Company files a consolidated United States income tax return, which includes all domestic subsidiaries and has elected to include certain Australian subsidiaries. As a result, substantially all of the Company’s domestic and foreign income is subject to tax in the United States of America. Foreign withholding taxes have not been provided on the unremitted earnings totaling $4.4 million of the Company’s foreign operations at April 30, 2004 as it is the Company’s intention to reinvest such earnings in its foreign operations. The Company also files separate income tax returns in Australia which include the results of its Australian entities.

The components of the provision for income taxes attributable to income from operations consists of the following (in thousands):

	For the years ended April 30,
	2004	2003	2002
Current
Federal	$114	$—	$(149)
State	428	520	—
Foreign	6,326	4,434	2,585

	6,868	4,954	2,436

Deferred
Federal	1,150	2,086	3,788
State	(394)	1,593	993
Foreign	(1,613)	(836)	(993)

	(857)	2,843	3,788

Change in valuation allowance	(756)	(5,844)	(5,583)

Provision for income taxes	$5,255	$1,953	$641

A reconciliation of the statutory United States Federal income tax rate to the Company’s consolidated effective income tax rate follows:

	For the years ended April 30,
	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.4	2.9	4.3
Australian taxes, net of federal benefit	33.5	23.9	26.5
Dividend Income - Foreign	3.4	—	—
Latin America withholding, net of federal benefit	1.6	1.5	2.7
Officer life premiums & other permanent differences	3.8	3.9	(3.2)
Cash surrender value – permanent differences	(15.3)	(13.7)	(22.6)
Other	1.1	—	—
Change in valuation allowance	(5.8)	(31.4)	(29.5)

Effective tax rate	59.7%	22.1%	13.2%

United States pre-tax income (loss) from domestic and foreign operations is as follows (in thousands):

	For the years ended April 30,
	2004	2003	2002
Domestic	$(7,397)	$(899)	$(1,110)
Foreign	16,217	9,760	5,960

	$8,820	$8,861	$4,850

The tax effects of temporary differences and carryforwards that give rise to significant amounts of deferred income tax assets and deferred income tax liabilities are as follows (in thousands):

	As of April 30,
	2004	2003
Current deferred tax assets:
Operating allowances and accruals	$3,169	$2,382

Current portion of deferred income taxes	$3,169	$2,382

Non-current deferred tax assets:
Property and equipment	$6,985	$4,414
Australia deferred assets, primarily property and equipment	6,237	4,722
Deferred gain	1,709	2,053
Other	(1,082)	286
Federal & State tax credits	5,150	5,037
Net operating loss carryforwards	40,240	42,755

Deferred income taxes	59,239	59,267
Less: valuation allowance	(48,482)	(49,239)

Net deferred income taxes	$10,757	$10,028

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

The following is a summary of the net operating loss carryforward, credit carryforward and related expiration dates at April 30, 2004 (in thousands):

	Gross Amount	Expiration
Federal net operating loss	$114,511	2012 – 2018
California net operating loss	$4,408	2005
Minimum tax credit	$2,311	Indefinite
General business credit	$2,840	2005 – 2010

Note 5 - Leases

The Company is a party to a number of non-cancelable lease agreements involving land, buildings and equipment. The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2027. The Company has the right to extend many of these leases. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. The Company is also a lessor and a sublessor of land, buildings and equipment on certain properties, which are leased to franchisees and others, which are not significant in amount. As of April 30, 2004 and 2003, fixed assets held under capital leases included in property and equipment were $7.3 million and $5.1 million, respectively. Accumulated depreciation on capital leases was $3.7 million and $2.9 million, respectively.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all non-cancelable leases (in thousands):

	Commitments		Sublease
Years ended April 30,	Capital Leases	Operating Leases	Rental Income
2005	$1,134	$20,508	$1,106
2006	833	17,953	905
2007	766	16,031	654
2008	626	14,320	360
2009	448	12,010	301
Thereafter	3,367	40,581	725

Total minimum lease commitments/receivables	$7,174	$121,403	$4,051

Less amount representing interest	(3,210)

Present value of minimum lease payments	$3,963

Rent expense consists of (in thousands):

	For the years ended April 30,
	2004	2003	2002
Minimum rentals	$19,903	$16,989	$14,769
Contingent rentals	1,317	947	647
Less sublease rentals	(1,340)	(748)	(709)

Net rent expense	$19,880	$17,188	$14,707

Note 6 - Debt

A summary of debt outstanding as of April 30, 2004 and 2003 is as follows (in thousands):

	2004	2003
Non-collateralized borrowings, at fixed and variable interest rates (8.8% at April 30, 2004), due through 2012	$620	$904
Collateralized borrowings, at variable interest rates (5.0% at April 30, 2004)	—	658
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	8,989	9,370
Mortgage notes payable, with an interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	553	560
Westpac note, with a variable interest rate (7.8% at April 30, 2004) payable in Australian dollars due through 2008	23,840	12,077
Capital lease obligations (interest rates ranging from 7.5% to 12.4%)	3,963	2,319

	37,965	25,888
Less – current portion	(7,156)	(6,866)

Long-term debt	$30,809	$19,022

Payments on outstanding long-term debt, including capital lease obligations, of $7.2 million are due in fiscal year 2005, $6.8 million in fiscal year 2006, $6.9 million in fiscal year 2007, $13.8 million in fiscal year 2008, $1.0 million in fiscal year 2009 and $2.3 million thereafter.

On July 15, 2003, the Company entered into a revised credit facility (“Revised Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”) that replaced its prior credit facility (“Prior Credit Facility”). The Revised Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios and profitability ratios. The maximum principal commitment under the Revised Credit Facility is $28.9 million ($40.0 million Australian dollars) and was drawn down in full on July 31, 2003. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Revised Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at April 30, 2004), plus a 230 basis point margin. At April 30, 2004, the Company’s unpaid principal balance on the Revised Credit Facility was approximately $23.8 million ($33.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

On June 4, 2003, the Company entered into an additional credit facility with Westpac. The credit facility utilizes the same collateral, is subject to the same financial covenant restrictions as the Revised Credit Facility with Westpac as mentioned above. On March 16, 2004 the term of this facility was extended to December 31, 2005. The maximum principal commitment under the facility is $2.2 million ($3.0 million in Australian dollars). There have been no amounts borrowed under the facility to date. The available facility is multi-option in nature and has been allocated initially to a $1.5 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.7 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Revised Credit Facility. The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 100 basis points (currently 8.5 percent). There is a 1.0 percent fee applicable to any undrawn portion of either option.

In addition, the Company has a $10.0 million, seven-year term loan due in January 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount available. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and other covenants. At the end of fiscal year 2004, the Company’s unpaid principal balance was approximately $9.0 million.

In connection with the acquisition of Pat & Oscar’s, the Company assumed a revolving credit facility with Southwest Community Bank which was paid in full in fiscal year 2004. The agreement was subject to certain financial covenants and restrictions such as tangible net worth and cash flow coverage. In addition, Pat & Oscar’s ability to pay dividends to the Company was restricted based on the terms of the agreement. The loan carried a variable interest rate that ranged from 5.0 percent to 5.3 percent during fiscal year 2004. There is also a $0.2 million, variable interest term loan with Bank of America that matures in fiscal year 2007. The loan interest rate varied from 5.0 percent to 5.3 percent during fiscal year 2004.

The Company is in compliance with all debt covenants as of April 30, 2004.

Note 7 – Employee Benefit Plans

In fiscal year 2003, the Company terminated its supplemental executive retirement plan (“SERP”) but remains obligated under the SERP for 11 former employees. The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the years ended April 30, 2004, 2003, and 2002 determined under SFAS No. 87 are as follows (in thousands):

	For the years ended April 30,
	2004	2003	2002
Pension Plan:
Service cost	$—	$—	$15
Interest cost	758	756	798
Recognized net actuarial loss	159	86	—

Net periodic benefit cost	$917	$842	$813

An additional minimum liability is recognized if the unfunded accumulated benefit obligation is greater than the pension liability accrued. The additional minimum liability is measured as the difference between these amounts. During the years ended April 30, 2004 and 2003, the Company incurred $1.3 million and $2.0 million, respectively, in charges to other comprehensive loss to reflect its additional minimum pension liability. The following table sets forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets for the SERP (in thousands):

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

As the plan participants are inactive, the unrecognized actuarial loss is amortized over the participants’ estimated average remaining life expectancy of 20 years in fiscal year 2004 and 2003. Amounts subject to amortization are limited to the excess loss that is more than 10.0 percent of the benefit obligation at the beginning of the year. Significant assumptions used in determining the amounts shown above are as follows:

	2004	2003	2002
Discount rate	5.0%	6.0%	7.3%
Rates of salary progression	N/A	N/A	4.0%

The following table represents expected benefit payments from the plan over the next ten plan years (in thousands). The projection assumes a death age of 81:

Years ended April 30,	Annual Payout
2005	$1,276
2006	1,276
2007	1,266
2008	1,217
2009	1,022
2010-2014	4,403

In addition, the Company has a contributory employee profit sharing, savings and retirement plan (the “Plan”) whereby eligible employees can elect to contribute from 1.0 percent to 50.0 percent of their salary to the plan subject to statutory limits. Under the Plan, the Company can elect to make matching contributions, with certain limitations. Amounts charged to income under these plans were, approximately, $0.3 million for each of the years ended April 30, 2004, 2003 and 2002.

Note 8 - Commitments and Contingencies

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

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect upon either the Company’s consolidated financial position, results of operations or cash flows. The following is a summary of the more significant cases pending against the Company:

Two subsidiaries of the Company were named as defendants in 12 lawsuits arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. The plaintiffs sought monetary damages for sickness, and in one case, death as a result of consuming allegedly contaminated food at the two restaurants. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals were named defendants in some of the cases. The Company filed cross-claims against its franchisee and Excel. Approximately 130 claims have been resolved and all but two cases have been settled. On June 19, 2002, the trial court issued an order dismissing all claims against Excel, including those filed by the Company and the plaintiffs. On May 13, 2003, that order was reversed in a unanimous decision by a three-judge panel of the Court of Appeals of the State of Wisconsin, and as a result all claims filed by the Company and the plaintiffs were reinstated. On June 12, 2003, Excel filed a Petition For Review in the Supreme Court of Wisconsin to appeal the decision of the court of appeals. The petition was denied on September 12, 2003. On December 11, 2003, Excel filed a Petition For A Writ Of Certiorari in the United States Supreme Court, which was denied on March 22, 2004. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On October 3, 2001, upon the petition of the Insurance Commissioner of the Commonwealth of Pennsylvania, Reliance Insurance Company (“Reliance”) was declared insolvent and became subject to Pennsylvania state law liquidation proceedings. Reliance was the Company’s primary general liability and workers’ compensation carrier, during the period May 1, 1997 through May 1, 1999, and was the Company’s first level excess general liability carrier with respect to claims against the Company arising out of the July 2000 E.coli incident in Milwaukee. As a result of the legal proceedings affecting Reliance, the Company’s ability to recover funds under its liability policies with this carrier, whether relating to the Milwaukee incident or otherwise, may be substantially limited. However, based on the amount of its primary general liability coverage under policies with other carriers, as well as anticipated results of the pending litigation in Milwaukee and other claims, the Company does not believe that Reliance’s liquidation proceedings are likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings. Based upon an assessment of the pending and possible future claims which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited. Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material impact on the Company’s financial position, results of operations or cash flows.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in several lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position, results of operations or cash flows. (See Note 17 - E.coli Incident, to the Consolidated Financial Statements).

Note 9 – Stock Repurchase

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

Note 10 - Stock Options, Restricted Stock and Shareholder Rights Plans

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

	For the Years Ended April 30,
	2004	2003	2002
Expected Life (years)	5	5	5
Volatility (percent)	66.8	65.3	66.0
Risk-free Interest Rate (percent)	3.0	3.8	4.6
Dividend Yield (percent)	0.0	0.0	0.0

Stock Options

The Company’s outstanding options become exercisable in varying amounts through 2007. A summary of stock option transactions follows:

	For The Years Ended April 30,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding beginning of the year	3,422,000	$2.09	2,944,000	$2.01	2,491,000	$2.20
Options granted	633,000	2.90	695,000	2.49	800,000	1.19
Options exercised	(206,000)	1.80	(27,000)	1.22	(96,000)	0.29
Options canceled	(402,000)	2.46	(190,000)	2.44	(251,000)	2.13

Options outstanding end of year	3,447,000	$2.21	3,422,000	$2.09	2,944,000	$2.01

Options exercisable at end of year	2,501,000	$2.08	2,078,000	$2.10	1,553,000	$2.27

Weighted average fair value per share of options granted during the year.		$1.81		$1.52		$0.77

The following table summarizes information about stock options outstanding at April 30, 2004:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.61 - $1.25	494,000	$1.02	7.0 years	398,000	$0.98
$1.26 - $2.50	1,458,000	1.98	5.4 years	1,340,000	2.03
$2.51 - $5.00	1,485,000	2.81	6.7 years	753,000	2.72
$5.01 - $6.88	10,000	6.04	0.9 years	10,000	6.04

Total	3,447,000	$2.21		2,501,000	$2.08

Warrants

In connection with the acquisition of Pat & Oscar’s, the Company issued warrants to purchase up to 1,250,000 shares of the Company’s common stock at $4.00 per share, exercisable over 5 years. There were 1,000,000 and 750,000 warrants exercisable at April 30, 2004 and 2003, respectively. To date, none of the warrants have been exercised.

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

Note 11 - Information by Industry Segment and Geographic Area

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

Identifiable assets are those assets used in the operations of each segment. Corporate and other assets include cash, accounts receivable and various other assets.

	For the Years Ended April 30,
	2004	2003	2002
Revenues (in thousands):
Sizzler – Domestic	$97,830	$102,161	$105,695
Sizzler - International	55,582	41,792	36,382
KFC	145,010	102,540	85,249
Pat & Oscar’s	48,732	47,035	39,861

Total	$347,154	$293,528	$267,187

Depreciation and Amortization (in thousands):
Sizzler – Domestic	$3,579	$4,151	$4,866
Sizzler - International	1,619	1,348	1,039
KFC	3,392	2,623	2,120
Pat & Oscar’s	2,588	1,792	1,209
Corporate and other	658	525	366

Total	$11,836	$10,439	$9,600

Operating Income (loss) (in thousands):
Sizzler – Domestic	$6,944	$6,908	$7,321
Sizzler - International	2,502	2,182	1,617
KFC	15,787	9,797	7,803
Pat & Oscar’s	(5,213)	892	748
Corporate and other	(8,630)	(9,064)	(10,603)

Total	11,390	10,715	6,886

Reconciliation to Net Income:
Interest expense	(3,215)	(2,515)	(2,856)
Investment income, net	551	630	820
Minority interest benefit	94	31	—

Income before income taxes	8,820	8,861	4,850

Income tax provision	5,255	1,953	641

Net income	$3,565	$6,908	$4,209

	For the Years Ended April 30,
	2004	2003	2002
Capital Expenditures (in thousands):
Sizzler - Domestic	$5,378	$2,582	$1,395
Sizzler - International	1,695	1,173	942
KFC	4,302	2,876	2,239
Pat & Oscar’s	5,607	9,453	5,926
Corporate and other	314	372	1,282

Total	$17,296	$16,456	$11,784

	As of April 30,
	2004	2003
Identifiable Assets (in thousands):
Sizzler - Domestic	$51,991	$53,403
Sizzler - International	9,339	8,725
KFC	18,455	14,694
Pat & Oscar’s	49,103	47,748
Corporate and other	33,155	25,729

Total	$162,043	$150,299

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	For the Years Ended April 30,
	2004	2003	2002
Revenues from external customers (in thousands):
Domestic	$146,562	$149,196	$145,556
International	200,592	144,332	121,631

Total	$347,154	$293,528	$267,187

	As of April 30,
	2004	2003
Long-lived assets (in thousands):
Domestic	$77,279	$75,734
International	25,056	19,685

Total	$102,335	$95,419

Note 12 - Earnings Per Share

Earnings per share (EPS) have been calculated as follows (in thousands, except EPS):

	For the Years Ended April 30,
	2004	2003	2002
Numerator for basic EPS - Net income	$3,565	$6,908	$4,209
Income attributed to AMG options dilution (see Note 15)	(1,494)	(184)	—

Numerator for diluted EPS - Net income	$2,071	$6,724	$4,209

Denominator for basic EPS - weighted average
shares of common stock outstanding	27,371	27,232	27,343
Effect of dilutive stock options	1,011	638	139

Denominator for diluted EPS – adjusted
weighted average shares outstanding	28,382	27,870	27,482

Basic earnings per share	$0.13	$0.25	$0.15

Diluted earnings per share	$0.07	$0.24	$0.15

Certain equity instruments including stock options, warrants and other common stock equivalents have been excluded from the computation above because their effect would have been anti-dilutive. When computing earnings per share, 1.4 million shares, 2.5 million shares and 3.1 million shares have been excluded from fiscal years 2004, 2003 and 2002, respectively.

Note 13 - Related Party Transactions

As a material consideration for his employment as President and CEO of Sizzler USA, on October 15, 2001, Sizzler USA extended an unsecured, non-interest bearing loan in the amount of $200,000 to Kenneth Cole. The proceeds of the loan were to be used to pay two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer purchased by Mr. Cole. Mr. Cole will repay Sizzler USA upon the sale of the stock. Any deficiency will be forgiven by Sizzler USA over a five-year period provided Mr. Cole remains employed by Sizzler USA. Should Mr. Cole cease being employed by Sizzler USA, any deficiency remaining will become immediately due and payable.

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

Through FFPE, the Company leases the real property used in connection with the operation of two Pat & Oscar’s® restaurants from entities owned by John Sarkisian and members or former members of his family. The Pat & Oscar’s® restaurant located in Temecula, California is leased from SRA Ventures, LLC, a California limited liability company (“SRA Ventures”). John Sarkisian and his spouse, parents, sister, and former brother-in-law are the partners of SRA Ventures. Under the 126-month lease, the Company is responsible for rent payments of approximately $26,250 per month through June 1, 2007. Rent adjustments will occur at the end of each lease year to reflect any change in the consumer price index. The Company also has the option to extend the lease for two additional terms of five years each. The Company recorded $388,000, $378,000 and $389,000 of rent expense in other operating expenses in fiscal years 2004, 2003 and 2002, respectively.

The Pat & Oscar’s® restaurant located in Carlsbad, California is leased from Oscar’s Carlsbad, LLC, a California limited liability company (“Oscar’s Carlsbad”). John Sarkisian and his parents and sister are the members of Oscar’s Carlsbad. Oscar’s Carlsbad is managed by an entity co-owned by John Sarkisian. Under the 10-year lease, which commenced on February 9, 2001, the Company is responsible for rent payments of approximately $17,000 per month through 2007 and $19,600 per month through the end of the term. The Company also has the option to extend the lease for two additional terms of five years each. The base rent during any option term will be based on then fair market rental rates. The Company recorded $248,000, $247,000, and $238,000 of rent expense in other operating expenses in fiscal years 2004, 2003 and 2002, respectively.

The Company entered into an agreement for services dated November 24, 2003 with one of its directors, Barry Krantz. Under the agreement Mr. Krantz provided consulting services in connection with Pat & Oscar’s first television campaign. The term of the engagement were completed in 2004 and the total payments for such consulting services did not exceed $30,000. Total payments under the agreement during fiscal year 2004 have been $16,000 and are recorded in general and administrative expenses in the Consolidated Statements of Income.

Note 14 – Deferred Gains, Rent and Landlord Incentives

At April 30, 2004, deferred gains, rent and landlord incentives include approximately $4.4 million in unamortized deferred gains related to a sale and leaseback of certain properties in Australia, $3.4 million in deferred credits received from landlords, $2.9 million in deferred rent, $0.8 million in unamortized deferred gains related to the sale and leaseback of one Sizzler USA restaurant (as described below), $0.4 million in vendor rebates and $0.1 million in deferred franchise fees. At April 30, 2003, deferred gains and revenues include approximately $5.2 million in unamortized deferred gains related to a sale and leaseback of certain properties in Australia, $3.7 million in deferred credits received from landlords, $2.5 million in deferred rent, $0.9 million in unamortized deferred gains related to the sale and leaseback of one Sizzler USA restaurant (as described below), $0.4 million in vendor rebates and $0.1 million in deferred franchise fees.

During fiscal year 2003, the Company completed a sale-leaseback transaction for one of its Sizzler USA restaurants. The Company received cash proceeds of approximately $1.6 million. The lease agreement, which extends for ten years, requires annual lease payments of approximately $139,000 and is subject to contingent rentals based upon restaurant revenues exceeding defined thresholds. In accordance with SFAS No. 28 “Accounting for Sales with Leasebacks,” the Company recognized a $0.3 million gain into earnings and deferred a $0.9 million gain that will be recognized over the ten year life of the lease. The $0.3 million represents the excess of the total gain over the present value of the future minimum lease payments. The Company does not have a continuing involvement in the property sold other than the active use of the property in consideration for payment of rent.

Note 15 – Australian Management Transaction

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

The CFG options are considered in the computation of diluted earnings per share. See Note 12 – Earnings Per Share, to the Consolidated Financial Statements. Assuming exercise of all of the options, 19.4 percent of CFG will be owned by the AMG, and a like percentage of ongoing CFG net income will be charged to minority interest expense. In addition, minority interest on the balance sheet will be increased and the Company’s stockholders’ equity will be reduced, to the extent that the fair value of the shares owned by AMG exceeds the sum of their initial purchase price plus allocated earnings less distributions.

Separately, in fiscal year 2001, the AMG members purchased 332,000 shares of the Company’s common stock for $448,000 in cash, representing the market value thereof on the date of purchase. These shares were subject to resale restriction until the restriction on these shares was lifted on February 13, 2004.

On March 22, 2004 the Company and the AMG executed an amended shareholder’s agreement that included, among other things, a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing six months plus one day after the shares are acquired. The amended agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member.

In May 2004, options representing 19.0 percent of the common stock of CFG were exercised by the AMG. In addition, the retention bonus referred to above was paid to the AMG. During fiscal year 2005, net income will be reduced to reflect a minority interest of approximately 19.0 percent of the net income from its CFG operations as a reduction of consolidated net income.

Note 16 – Market and Operating Partnerships

During fiscal year 2004, Pat & Oscar’s® began offering equity interests to its regional and restaurant management (each participant, an “Equity Partner”). This equity plan was established to create and promote a strong sense of ownership among its key managers and enhance the development, operation and performance of Pat & Oscar’s. Each Equity Partner, generally a regional market manager or a restaurant general manager, is allowed to purchase an ownership interest in a limited liability company that operates and owns or leases substantially all of the restaurant assets from Pat & Oscar’s®. The ownership interest purchased by the Equity Partner is based on fair market value and ranges from two percent to eight percent of the partnership, which includes only the restaurants that the Equity Partner oversees. The Equity Partner is restricted from selling the ownership interest for an initial period of five years. At the end of the initial term the Equity Partner has the option to continue operating on a month-to-month basis, renew the agreement for another five years and purchase an additional one to two percent interest or sell his interest to Pat & Oscar’s at the then prevailing fair market value. Fair market value will be determined in accordance with reasonable and consistent valuation methods and procedures and will consider among other things such factors as the restaurant’s remaining lease life, historic profitability and continued profitability of the restaurant(s). The price paid by Pat & Oscar’s to repurchase the ownership interest, at the option of the Equity Partner, subject to the Company’s approval, may be made either in the form of a note, the Company’s common stock or 50 percent cash and 50 percent Company common stock.

There is no public market for these interests, therefore the fair value determinations are subjective and require the use of estimates for which significant judgments are required. Periodically, the Company may engage outside experts to assess the reasonableness of the methodology the Company uses to estimate fair value.

During fiscal year 2004, the initial investment made by three Equity Partners was offset by operating losses which were allocated to the Equity Partners (resulting from the E.coli incident, see note 17 - E.coli Incident, to Consolidated Financial Statements). As a result, all losses incurred subsequent to the reduction of an Equity Partner’s investment to zero were allocated to the Company.

Note 17 – E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree.

To date, there have been four lawsuits filed (See Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements), naming the Company as a defendant, of which one is a class action.

The Company has insurance policies to cover this type of event and believes it has adequate insurance coverage to address any liability that the Company is likely to experience. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds.

The costs related to investigating and minimizing the impact of the E.coli incident through the end of fiscal year 2004 are reflected in the Company’s Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability through the first half of fiscal year 2005 in an amount not presently quantifiable. Although the Company intends to make a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $5.0 million or more, due to a change in the terms of the policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain and no amount has been recorded. The Company believes that it has meritorious claims for damages in the amount of such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount.

Note 18 – Other Current Liabilities

Other current liabilities as of April 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Accrued payroll	$4,570	$5,125
Accrued vacation	4,937	4,116
Accrued taxes, other than income	4,340	3,578
Accrued self-insurance	3,503	2,700
Accrued and deferred rent	2,170	1,463
Pat and Oscar’s earn-out and call option	—	2,455
Other	3,814	4,092

Total other current liabilities	$23,334	$23,529

Note 19 – Asset Impairment Charges

Periodically, the Company performs a review of the undiscounted projected cash flows to the carrying amount of the related assets of underperforming stores. Accordingly, in fiscal year 2004 the Company recorded asset impairment charges of approximately $1.8 million, of which $1.3 million relates to Sizzler – Domestic segment and $0.5 million relates to Pat & Oscar’s. Of the total asset impairment charges, approximately $1.6 million was recorded in the fourth quarter of fiscal year 2004. The Company recorded asset impairment charges of $1.7 million and $1.3 million during fiscal years 2003 and 2002, respectively and that relate to Sizzler- Domestic segment.

Note 20 – Restaurant Assets Held for Sale

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

The components of the restaurant assets held for sale included in the consolidated balance sheets are as follows (in thousands):

	April 30, 2004	April 30, 2003
Inventories	$597	$341
Prepaid expenses	174	106
Property and equipment, net	4,513	3,629
Other	133	—

Assets related to restaurants held for sale	$5,417	$4,076

Note 21 – Foreign Currency Exchange

WRC had certain intercompany advances to its Australian subsidiaries denominated in Australian dollars. During fiscal year 2003, the Company determined that these advances, previously accounted for as permanent investments, would be repatriated in August 2003. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $0.8 million of net foreign currency gains in fiscal year 2004 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the Consolidated Statements of Income. On July 8, 2003, to hedge the foreign currency exchange risk on anticipated future repatriation, the Company entered into a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars) that was exercised on August 21, 2003. The Company recorded $0.3 million in option premium cost associated with the put option contract during fiscal year 2004. The premium option cost is included within general and administrative expenses in the Consolidated Statements of Income.

Note 22 – Fourth Quarter Adjustments

On a quarterly basis the Company performs an analysis of its restaurants for impairment. The Company deems a restaurant to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. In the absence of an active market, the Company generally measures fair value by discounting projected future cash flows. During the fourth quarter of fiscal year 2004, the Company recorded asset impairment charges of approximately $1.6 million (classified in other operating expenses in the accompanying consolidated income statement). The aggregate impairment charge for the year was approximately $1.8 million.

During the fourth quarter of fiscal year 2004, the Company recorded a charge of approximately $0.8 million to increase its self-insurance claims accrual. Also during the fourth quarter of fiscal year 2004, the Company received $2.4 million of business interruption insurance proceeds arising out of an E.coli incident at two Sizzler® franchised locations in Milwaukee, Wisconsin in July 2000. This amount represents a final compromised settlement with its insurance carrier. The Company is continuing to pursue its claim against Excel, see Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements. In the aggregate, the Company has received $4.2 million related to this matter, including $0.7 million in fiscal year 2003, and $1.0 million in fiscal year 2002. The amount has been classified in other operating expenses in the accompanying consolidated income statement.

Note 23 - Pat & Oscar’s

On August 30, 2000, the Company acquired an 82.0 percent equity position in FFPE, LLC, a Delaware limited liability company (“FFPE”) then owning and operating eight Oscar’s (now renamed Pat & Oscar’s®) restaurants in San Diego and Orange County, California and Phoenix, Arizona (the “Acquisition”). The seller, FFPE Holding Company, Inc., a Delaware corporation (“Holdings”), was owned, directly or indirectly, primarily by John Sarkisian and members of his immediate family.

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

Put and Call Option

The terms of the Acquisition also included put and call options for the purchase of the 18.0 percent minority interest. On April 16, 2002, a notice of intent to exercise one of the put options was received and on June 28, 2002, the Company acquired an additional 5.2 percent of the outstanding membership interests of FFPE, LLC pursuant to the put for approximately $1.0 million. On October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase, which was included within other current liabilities and goodwill in the fiscal year 2003 consolidated balance sheets. Mr. Sarkisian, the former owner, disputed the $1.4 million amount and the payment and tender of the remaining 12.8 percent interest was delayed pending the resolution of the litigation initiated by Mr. Sarkisian. On November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final, and finalizing the Company’ purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s under the call option agreement. See Note 8 - Commitments and Contingencies, to the Consolidated Financial Statements.

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

Schedule II - Valuation and Qualifying Accounts

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A: Controls and Procedures

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of April 30, 2004, the Company’s disclosure controls and procedures were not effective due to a material weakness which resulted in the restatement of the Company’s previously issued financial statements as discussed further below.

On February 28, 2005, Company management first informed the Audit and Compliance Committee (the “Audit Committee”) that, in light of the views expressed by the staff of the Securities and Exchange Commission (“SEC”) on February 7, 2005, the Company had determined that its then-current method of accounting for leases and for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) may be incorrect, and that a review of all lease-related accounting practices was underway.

In a meeting held on March 24, 2005, among the Company’s management and the Chair of the Audit Committee, management reached the preliminary determination that the Company’s accounting for tenant improvement allowances and rent holidays was incorrect. Management recommended, and the Chair of the Audit Committee concurred, that the Company should file a Form 12b-25 to extend the time to file the Company’s Quarterly Report on Form 10-Q for the period ended February 6, 2005 (the “fiscal 2005 Third Quarter Form 10-Q”), so that management, the Audit Committee and the Company’s independent registered public accountants would have time to review the filing. On March 21, 2005, the Company filed a Form 12b-25 and a Current Report on Form 8-K reporting that the Company would delay filing its fiscal 2005 Third Quarter Form 10-Q until after the March 23, 2005 extended due date.

Subsequently, the Audit Committee and management determined that the Company’s audited consolidated financial statements as of April 30, 2004 and April 30, 2003 and fiscal years 2004, 2003 and 2002 and related interim periods for 2005 should be restated, and that the Company should report on Form 8-K that such financial statements filed in its Annual Report on Form 10-K for the year ended April 30, 2004 should no longer be relied upon.

Considering its determination that previously issued financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company determined that it failed to design and implement appropriate controls regarding its accounting and disclosure for certain leases.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information required by this item with respect to the Company’s directors is set forth under the captions “Election of Directors” and “Stock Ownership of Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Information required by this item with respect to the Company’s executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant” as of June 30, 2004.

The Company has adopted a written code of ethics that applies to our senior financial officers including Chief Executive Officer, Chief Financial Officer, Controller and other Financial Executives. This code of ethics is filed as an exhibit 14.1 to this report.

Item 11: Executive Compensation

Information required by this item is set forth under the caption “Executive Compensation” and “Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption “Stock Ownership of Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Transactions with Directors and Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of the Stockholders. Such information is incorporated herein by reference.

Item 14: Principle Accountant Fees and Services

Information required by this item is set forth under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement for its 2004 Annual Meeting of the Stockholders. Such information is incorporated herein by reference

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Listing of financial statements:

(1)	Financial Statements:

Selected Quarterly Financial Data (Unaudited)

Report Of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Worldwide Restaurant Concepts, Inc. and Subsidiaries as of April 30, 2004 and 2003

Consolidated Statements of Income of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2004

Consolidated Statements of Stockholders’ Equity of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2004

Consolidated Statements of Cash Flows of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

II.	Valuation and Qualifying Accounts

(b)	Exhibits

Exhibits in response to this portion of Item 15 are listed below

Number	Description
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement Number 33-38412.

3.2	Certificate of Ownership and Merger of Worldwide Restaurant Concepts, Inc. into Sizzler International, Inc., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Post –Effective Amendment No. 2 to Form S-8 Registration Statement No. 333-47661 filed November 14, 2001.

3.3	Bylaws of Registrant, as amended April 23, 2003, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 2003.

4.0	Rights Agreement dated January 22, 2001 between the Registrant and The Bank of New York, as Rights Agent, incorporated herein by reference to Exhibit 4 to the Registrant’s Form 8-K Report filed January 22, 2001.

10.1	Employee Savings Plan of Registrant, restated as of January 1, 1992, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

10.2	Amendment to Employee Savings Plan of Registrant, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.3	Registrant’s Executive Supplemental Retirement Plan (effective May 1, 1985 and including amendments through May 1, 1993), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1996.

10.4	Employment Agreement dated February 8, 1999 between Registrant and Charles L. Boppell, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.5	Amended and Restated Services Agreement dated May 5, 1999 between Registrant and Charles F. Smith, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1999.

10.6	Paid Leave Plan and Trust and Summary Plan Description of Registrant, as amended as of June 30, 1994, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1995.

10.7	1997 Employee Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No.1 to S-8 Registration Statement Number 333-47661 filed November 14, 2001.

10.8	1997 Non-Employee Directors Stock Incentive Plan of Registrant (as amended) through September 4, 2001, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-47659 filed November 14, 2001.

10.9	Development Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty. Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.10	Master Franchise Agreement dated October 4, 1996 between Kentucky Fried Chicken Pty Limited and Collins Foods International Pty Ltd., incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.11	Form of Franchise Agreement between Kentucky Fried Chicken Pty, Limited and Collins Foods International Pty, Ltd. relating to KFC® restaurant franchise, incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1997.

10.20	Standard Office Lease - Gross American Industrial Real Estate Association corporate headquarters lease agreement between Pacifica Plaza Office Building and Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K report for the fiscal year ended April 30, 1998.

10.21	Amended and Restated LLC Membership Interest Purchase Agreement dated August 21, 2000 among the Registrant, as purchaser, and FFPE Holding Company, Inc., JBS Investments, Ltd., OMS Investments, Ltd., TDM Enterprises, Ltd., Oscar Sarkisian and Martha Patricia Sarkisian (individually and as Co-Trustees of Sarkisian Family Trust UTD July 19, 1995), John Sarkisian, Bernadette Sarkisian, and Tamara Sarkisian-Celmo (individually and as Trustee of the Tamara Sarkisian-Celmo Family Trust UTD October 16, 1997), FFPE, LLC, and S & C Company, Inc., as the selling parties, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 14, 2000.

10.22	Credit Agreement dated May 23, 2000 between the Registrant, as lender, S & C Company, Inc., and FFPE, LLC, as borrowers, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed June 5, 2000.

10.23	Membership Interest Pledge Agreement, dated August 30, 2000, among the Registrant, as secured party, and FFPE Holding Company, Inc., as debtor, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 14, 2000.

10.24	Call Option Agreement dated August 30, 2000 between FFPE Holding Company, Inc., as optionor, and the Registrant, as optionee, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 14, 2000.

10.25	Put Option Agreement (John Sarkisian) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 14, 2000.

10.26	Put Option Agreement (Tammy-Sarkisian-Celmo) dated August 30, 2000 between the Registrant, as optionor, and FFPE Holding Company, Inc., as optionee, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 14, 2000.

10.27	Warrant dated August 30, 2000 issued by the Registrant to FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 14, 2000.

10.28	Warrant Registration Rights Agreement dated August 30, 2000 between the Registrant and FFPE Holding Company, Inc., incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K report filed September 14, 2000.

10.29	Employment Agreement dated August 30, 2000 between the Registrant and John Sarkisian, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K report filed September 14, 2000.

10.30	Employment Agreement dated August 30, 2000 between the Registrant and Tamara Sarkisian-Celmo, incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 8-K report filed September 14, 2000.

10.31	AUD$46.0 million Bill Acceptance and Discount Facility dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 1, 2000.

10.32	Unlimited Cross Guarantee and Indemnity and Negative Pledge with Financial Ratio Covenants dated August 21, 2000 between various subsidiaries of the Registrant and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed September 1, 2000.

10.33	Guaranty and Indemnity dated August 21, 2000 between the Registrant as Guarantor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed September 1, 2000.

10.34	Stock Pledge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Charger and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed September 1, 2000.

10.35	Fixed and Floating Charge dated August 21, 2000 between Collins Restaurants Management Pty, Ltd. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed September 1, 2000.

10.36	Fixed and Floating Charge dated August 21, 2000 between Sizzler Asia Holdings, Inc. as Chargor and Westpac Banking Corporation as Financier, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed September 1, 2000.

10.37	Subordination Deed dated August 21, 2000 between the Registrant and various of its subsidiaries as Junior Creditor and Westpac Banking Corporation as Senior Creditor, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K report filed September 1, 2000.

10.38	Loan and Security Agreement dated December 20, 2000 by and between Heller Financial Leasing, Inc., and Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed January 11, 2001.

10.39	Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K report filed January 11, 2001.

10.40	Future Advance Promissory Note in the amount of $5.0 million, dated December 20, 2000, by Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc. (Borrower) to Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K report filed January 11, 2001.

10.41	Guaranty dated December 20, 2000, of Registrant (Guarantor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K report filed January 11, 2001.

10.42	Environmental Indemnity Agreement dated December 20, 2000, by and between Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., and Registrant (Indemnitor) for the benefit of Heller Financial Leasing, Inc. (Lender), incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K report filed January 11, 2001.

10.43	Certificate Regarding Management dated December 20, 2000, of Sizzler USA, Inc., Sizzler USA Restaurants, Inc., Sizzler USA Real Property, Inc., incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K report filed January 11, 2001.

10.44	Stay Bonus Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.44 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.45	Collins Foods Share Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.45 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.46	Productivity Bonus Option Plan of Collins Foods Group Pty, Ltd. dated as of March 30, 2001, incorporated herein by reference to Exhibit 10.46 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.47	Shareholders Agreement dated March 30, 2001 between Collins Foods Group Pty, Ltd., Registrant, Restaurant Concepts International, Inc., and members of the Australian Management Group, incorporated herein by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the fiscal year ended April 29, 2001.

10.48	Registrant’s 2001 AMG Restricted Stock Plan dated March 26, 2001, incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 Registration Statement filed May 25, 2001, incorporated herein by reference to Exhibit 10.48 of the Registrant’s form 10-K for the fiscal year ended April 29, 2001.

10.49	Form of Restricted Share Agreement between Registration entered into between Registrant and members of the Australian Management Group pursuant to Registrant’s 2001 Restricted Stock Plan dated March 26, 2001 incorporated herein by reference to Exhibit 10.49 of the Registrants Form 10-K for the fiscal year ended April 29, 2001

10.50	Standard Office Lease Sherman Oaks Galleria Park Partners, LLC Agreement dated July 19, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K report filed September 9, 2001.

10.51	Australian Sale and Leaseback Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the third quarter of the 2003 fiscal year.

10.52	AUD$3.0 million Multiple Option Facility dated April 8, 2003 between Collins Restaurants Management Pty, Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.52 to the Registrant’s Form 10-K for fiscal year ended April 30, 2003.

10.53	AUD$40.0 million Bill Acceptance and Discount Facility dated July 15, 2003 between Collins Restaurant Management Pty, Ltd. and Westpac Banking Corporation, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Form 10-K for fiscal year ended April 30, 2003.

10.54	Employment Agreement Amendment dated February 7, 2004 between Registrant and Charles L. Boppell, is incorporated herein by reference to Exhibit 10.54 to the Registrant’s Form 10-K for fiscal year ended April 30, 2004.

10.55	Shareholders Agreement dated March 22, 2004 between Collins Foods Group Pty, Ltd., Registrant, Worldwide Restaurant Concepts, Inc., and members of the Australian Management Group, is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Form 10-K for fiscal year ended April 30, 2004.

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers, is incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for fiscal year ended April 30, 2004.

21.0	Subsidiaries of Registrant.

23.0	Consent of Deloitte & Touche LLP.

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**These certifications are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section. These certifications will not be deemed to be incorporated by reference in any filing under Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.

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

Dated: June 3, 2005	WORLDWIDE RESTAURANT CONCEPTS, INC.

	By:	/s/ Charles L. Boppell
Charles L. Boppell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles L. Boppell	President, Chief Executive Officer and Director	June 3, 2005
Charles L. Boppell

/s/ Barry E. Krantz	Director	June 3, 2005
Barry E. Krantz

/s/ Phillip D. Matthews	Chairman of the Board and Director	June 3, 2005
Phillip D. Matthews

/s/ Robert A. Muh	Director	June 3, 2005
Robert A. Muh

/s/ Charles F. Smith	Director	June 3, 2005
Charles F. Smith

/s/ Peggy Cherng	Director	June 3, 2005
Peggy Cherng

/s/ Leonard H. Dreyer	Director	June 3, 2005
Leonard H. Dreyer

/s/ A. Keith Wall	Vice President and Chief Financial Officer (principal financial and accounting officer)	June 3, 2005
A. Keith Wall

/s/ Mary E. Arnold	Vice President and Controller	June 3, 2005
Mary E. Arnold