Form 10-Q/A
period 2004-07-25
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-06-09
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Report on Form 10-Q/A which amends the Quarterly Report on Form 10-Q for Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company”) for the quarterly period ended July 25, 2004 and is being filed in order to restate its previously issued condensed consolidated financial statements as of and for the twelve weeks ended July 25, 2004 and the twelve weeks ended July 20, 2003. The restatement has been made to properly account for certain leases and the related amortization in accordance with generally accepted accounting principles. See Note 2 - Restatement of Financial Statements, to the Company’s condensed consolidated financial statements for additional discussion. Except for items 1, 2, 3, 4 in Part 1 and item 1 and the associated exhibits in item 6 of Part 2 no other information included in the original fiscal 2005 Form 10-Q is amended by this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	July 25, 2004	April 30, 2004
	(as restated, see Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$22,804	$24,755
Restricted cash	6,499	5,131
Receivables, net of an allowance of $ 676 at July 25, 2004 and $641 at April 30, 2004	1,957	2,042
Inventories	4,541	4,807
Deferred income taxes	3,169	3,169
Prepaid expenses and other current assets	2,653	2,718
Assets related to restaurants held for sale	5,532	5,417

Total current assets	47,155	48,039

Property and equipment, net	75,394	74,232
Long-term notes receivable (including $191 related party receivables at July 25, 2004 and $200 at April 30, 2004)	899	912
Deferred income taxes	10,585	10,690
Goodwill	23,647	23,647
Intangible assets, net of accumulated amortization of $1,101 at July 25, 2004 and $1,068 at April 30, 2004	2,062	2,090
Other assets	990	1,127

Total assets	$160,732	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	July 25, 2004	April 30, 2004
	(as restated, see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,051	$7,125
Accounts payable	13,781	12,396
Other current liabilities	20,394	23,334
Income taxes payable	3,302	4,056

Total current liabilities	44,528	46,911

Long-term debt, net of current portion	26,163	29,217
Deferred gains, rent and landlord incentives	11,922	8,738
Pension liability	13,891	14,031

Total liabilities	96,504	98,897

Minority interest	18,347	14
Stockholders’ Equity:
Capital stock - Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,501 and 27,501 shares and 29,438 and 27,438 shares at July 25, 2004 and April 30, 2004, respectively	295	294
Additional paid-in capital	267,338	280,442
Accumulated deficit	(204,217)	(201,233)
Treasury stock, 2,000 shares at July 25, 2004 and at April 30, 2004, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,400)	(13,542)

Total stockholders’ equity	45,881	61,826

Total liabilities and stockholders’ equity	$160,732	$160,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20, 2003

(Unaudited)

(In thousands, except per share data)

	July 25, 2004	July 20, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
Revenues
Restaurant sales	$79,874	$75,767
Franchise revenues	2,078	2,053

Total revenues	81,952	77,820

Costs and Expenses
Cost of sales	27,618	25,555
Labor and related expenses	21,596	20,498
Other operating expenses	20,153	18,730
Depreciation and amortization	2,805	2,665
General and administrative expenses	7,077	5,408

Total operating costs	79,249	72,856

Operating income	2,703	4,964

Interest expense	734	567
Investment income	124	108

Income before income taxes and minority interest	2,093	4,505
Provision for income taxes	1,164	1,067
Minority interest expense (benefit)	440	(2)

Net income	$489	$3,440

Basic earnings per share	$0.02	$0.13

Diluted earnings per share	$0.02	$0.11

Weighted average common shares outstanding:
Basic	27,485	27,312
Diluted	28,532	28,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20, 2003

(Unaudited)

(in thousands)

	July 25, 2004	July 20, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES
Net income	$489	$3,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,805	2,665
Deferred income tax provision	107	84
Allowance for bad debts	34	49
Loss on sale of assets	16	163
Amortization of deferred revenue	(275)	(261)
Asset write downs and retirements	138	185
Foreign currency gain	—	(954)
Income attributable to minority interest	440	(2)
Other	26	(92)
Changes in operating assets and liabilities:
Receivables	59	(447)
Inventories	259	105
Prepaid expenses and other assets	138	(563)
Accounts payable	1,880	(1,808)
Deferred gains, rent and landlord incentives	(2,633)	(1,072)
Income taxes payable	(709)	(536)

Net cash provided by operating activities	2,774	956

INVESTING ACTIVITIES
Additions to property and equipment	(3,863)	(2,656)
Proceeds from sale of property and equipment	260	340
Increase in restricted cash	(1,368)	(4,483)
Other, net	83	(55)

Net cash used in investing activities	(4,888)	(6,854)

FINANCING ACTIVITIES
Reduction of long-term debt	(4,475)	(1,739)
Sale related to exercise of stock options in subsidiary	4,642	—
Distributions to minority interest partners	—	(16)
Exercise of stock options	148	173

Net cash provided by (used in) financing activities	315	(1,582)

Effect of foreign exchange on cash	(152)	766

Net decrease in cash and cash equivalents	(1,951)	(6,714)

Cash and cash equivalents at beginning of period	24,755	26,303

Cash and cash equivalents at end of period	$22,804	$19,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWELVE WEEKS ENDED JULY 25, 2004 AND JULY 20, 2003

(Unaudited)

(in thousands)

	July 25, 2004	July 20, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$597	$685
Income taxes	1,744	1,485
Non-Cash Investing and Financing Transactions
Minority Interest	$(13,251)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the twelve weeks ended July 25, 2004 and July 20, 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company's condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise the Company receives royalty income that is based on franchisee sales. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's April 30, 2004 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. In a fifty-two week fiscal year, the first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The current fiscal year will include fifty-two weeks. The prior fiscal year included fifty-three weeks.

2.	Restatement of Financial Statements:

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that the Company’s historical methods of accounting for operating leases were not in accordance with GAAP. As a result, the Company has restated its consolidated financial statements for each of the fiscal years ended April 30, 2004, 2003 and 2002 and the first two quarters of fiscal year 2005.

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

The Company also performed a thorough review of the depreciable asset lives to ensure conformity to its policy of depreciating leasehold improvements over the shorter of the economic life of the asset or related lease term. As a result of this review adjustments were recorded to depreciation and amortization expense on the consolidated statements of income and accumulated depreciation and amortization on the consolidated balance sheets. Finally, to reflect the impact of the lease accounting and amortization adjustments described above on income taxes and on minority interest, the Company has adjusted deferred income taxes, minority interest and additional paid-in capital on the consolidated balance sheets and minority interest and provision for income taxes on the consolidated statements of income. Beginning accumulated deficit has been adjusted for the after-tax impact of periods prior to the year ended April 30, 2002.

The effect of these accounting changes is a $0.1 million reduction to net income in both quarters ending July 25, 2004 and July 20, 2003. There was no effect on diluted earnings per share for the quarter ending July 25, 2004 and a $0.01 decrease to diluted earnings per share for the quarter ending July 20, 2003.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of July 25, 2004, as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for quarters ending July 25, 2004 and July 20, 2003 (in thousands, except share data):

As of and for the twelve weeks ended July 25, 2004	As previously reported	Adjustments	As restated
Consolidated Balance Sheet
Property and equipment, net	$74,168	$1,226	$75,394
Long-term deferred income taxes	10,513	72	10,585
Total assets	159,434	1,298	160,732
Current portion of long-term debt	7,020	31	7,051
Total current liabilities	44,497	31	44,528
Long-term debt, net of current portion	24,576	1,587	26,163
Deferred gains, rent and landlord incentives	8,661	3,261	11,922
Total liabilities	91,625	4,879	96,504
Additional paid-in capital	267,340	(2)	267,338
Accumulated Deficit	(200,638)	(3,579)	(204,217)
Total stockholders’ equity	49,462	(3,581)	45,881
Total liabilities and stockholders equity	$159,434	$1,298	$160,732
Consolidated Statement of Income
Other operating expenses	$20,091	$62	$20,153
Depreciation and amortization	2,792	13	2,805
Total operating costs	79,174	75	79,249
Operating income	2,778	(75)	2,703
Interest expense	696	38	734
Income before income taxes and minority interest	2,206	(113)	2,093
Provision for income taxes	1,169	(5)	1,164
Minority interest benefit	442	(2)	440
Net income	$595	$(106)	$489
Consolidated Statement of Cash Flows
Net income	$595	$(106)	$489
Depreciation and amortization	2,792	13	2,805
Deferred income taxes	112	(5)	107
Deferred gains, rent and landlord incentives	(2,733)	100	(2,633)
Minority interest benefit	$442	$(2)	$440
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$559	$38	$597
Non-Cash Investing and Financing Transactions
Minority Interest	$(13,249)	$(2)	$(13,251)

For the twelve weeks ended July 20, 2003	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$18,665	$65	$18,730
Depreciation and amortization	2,625	40	2,665
Total operating costs	72,751	105	72,856
Operating income	5,069	(105)	4,964
Interest expense	552	15	567
Income before income taxes and minority interest	4,625	(120)	4,505
Provision for income taxes	1,070	(3)	1,067
Minority interest expense (benefit)	2	(4)	(2)
Net income	3,553	(113)	3,440
Diluted earnings per share	$0.12	$(0.01)	$0.11
Consolidated Statement of Cash Flows
Net income	$3,553	$(113)	$3,440
Depreciation and amortization	2,625	(40)	2,665
Deferred income taxes	87	(3)	84
Deferred gains, rent and landlord incentives	(1,152)	80	(1,072)
Minority interest benefit	$2	$(4)	$(2)
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$670	$15	$685

3.	Stock-Based Compensation:

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

	Twelve Weeks Ended
	July 25, 2004	July 20, 2003
Net income	$489	$3,440
Add: Total Stock-based employee compensation expense included in reported earnings, net of related tax effects	20	109
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(558)	(601)

Pro forma basic net income (loss)	(49)	2,948

Deduct: Income attributed to AMG options dilution (see Note 9)	(4)	(237)

Pro forma basic net income (loss)	$(53)	$2,711

Earnings per share:
Basic, as reported	$0.02	$0.13
Basic, pro forma	$0.00	$0.11
Diluted, as reported	$0.02	$0.11
Diluted, pro forma	$0.00	$0.10

4.	Segment Information:

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

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Revenues (in thousands):
Sizzler - Domestic	$22,011	$24,123
Pat & Oscar’s	11,867	12,818
Sizzler - International	12,825	11,080
KFC	35,249	29,799

Total revenues	$81,952	$77,820

Operating income (loss) (in thousands):
Sizzler - Domestic	$1,497	$2,160
Pat & Oscar’s	(1,080)	577
Sizzler - International	116	193
KFC	3,598	3,088
Corporate and other	(1,428)	(1,054)

Total operating income	$2,703	$4,964

Reconciliation to net income (in thousands):
Total operating income	$2,703	$4,964
Interest expense	734	567
Investment income, net	124	108

Income before income taxes and minority interest	2,093	4,505
Provision for income taxes	1,164	1,067
Minority interest expense (benefit)	440	(2)

Net income	$489	$3,440

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended
	July 25, 2004	July 20, 2003
Revenues from external customers:
Domestic	$33,878	$36,941
International	48,074	40,879

Total revenues	$81,952	$77,820

	July 25, 2004	April 30, 2004
Long-lived assets:
Domestic	$77,387	$77,279
International	24,726	25,056

	$102,113	$102,335

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. Approximately $21.9 million of the total goodwill relates to the Company’s Pat & Oscar’s segment. Goodwill is tested annually for impairment during the second quarter or more frequently as events may warrant. The following sets forth the intangible assets by major asset class (in thousands):

	July 25, 2004	April 30, 2004	Weighted Average Amortization Period (years)
Franchise rights	$1,503	$1,518	10
Accumulated amortization	(772)	(757)
Trademarks	1,609	1,589	31
Accumulated amortization	(329)	(311)
Other intangibles	51	51	indefinite
Accumulated amortization	—	—

Total intangibles	3,163	3,158
Total accumulated amortization	(1,101)	(1,068)

Net intangibles	$2,062	$2,090

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

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended
(In thousands, except EPS)	July 25, 2004	July 20, 2003
Numerator for basic EPS - Net income	$489	$3,440
Income attributed to AMG options dilution (see Note 9)	(4)	(236)

Numerator for diluted EPS - Net income	$485	$3,204

Denominator for basic EPS - weighted average shares of common stock outstanding	27,485	27,312
Effect of dilutive stock options	1,047	928

Denominator for diluted EPS - adjusted weighted average shares outstanding	28,532	28,240

Basic earnings per share	$0.02	$0.13

Diluted earning per share	$0.02	$0.11

Antidilutive options not included in computation of diluted EPS	1,415	1,716

7.	Commitments and Contingencies:

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

Under the Company's stock option plan for its Australian Management Group ("AMG"), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in CFG, the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.72 at July 25, 2004) to Australian $4.41 (U.S. $3.15 at July 25, 2004), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the fiscal quarter ended July 25, 2004, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. In addition, a retention bonus aggregating $1.4 million Australian (U.S. $1.0 million at July 25, 2004), which could only be applied to the exercise price of the options was paid to the AMG. An additional, 23,000 were exercised subsequent to the end of the quarter and 49,000 expired on August 20, 2004. Net income for the first fiscal quarter ended July 25, 2004 reflects minority interest of $443,000 and during the remainder of fiscal year 2005, net income from the Company’s CFG operations will be reduced to reflect a minority interest of approximately 19.1 percent.

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

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	1,046
Income attributable to minority interest	443
Foreign currency translation effect	1

Total	1,490
Value of CFG put	16,846

Total CFG minority interest	18,336
Total Pat & Oscar's minority interest	11

Total minority interest at July 25, 2004	$18,347

10.	E.coli Incident

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

The costs related to investigating and minimizing the impact of the E.coli incident through the end of the fiscal quarter ended July 25, 2004 are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability through the first half of fiscal year 2005 in an amount not presently quantifiable. As of September 2, 2004, weekly same store sales subsequent to the end of the fiscal quarter ended July 25, 2004 were approximately 7.5 percent below prior year. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million or more. No amounts were accrued as of July 25, 2004. However, due to the terms of the insurance policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain. The Company believes that it has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount.

11.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of July 25, 2004 include eight New York area restaurants and 10 California restaurants. Subsequent to the end of the quarter ended July 25, 2004, the Company has completed the sale of seven restaurants in Southern California for $1.8 million.

During the first fiscal quarter of 2005, the Company sold one restaurant to a franchisee for $0.3 million and classified one additional New York restaurant as assets held for sale. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchisee sales.

12.	Comprehensive Income:

Comprehensive income for the periods ended July 25, 2004 and July 20, 2003, is as follows (in thousands):

	Twelve weeks ended
	July 25, 2004	July 20. 2003
Net income	$489	$3,440
Foreign currency translation adjustments	86	(666)
Change in fair value of derivative instrument, net of tax	5	37
Amortization of pension liability	51	29

Total comprehensive income	$631	$2,840

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that the Company’s historical methods of accounting for operating leases were not in accordance with GAAP. As a result, the Company has restated its consolidated financial statements for each of the fiscal years ended April 30, 2004, 2003 and 2002 and the first two quarters of fiscal year 2005.

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

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing when actual rent payments began, which generally coincided with a point in time near the date the restaurants opened. This generally had the effect of excluding the build-out period of the Company’s restaurants (which typically preceded the commencement of the lease term) from the calculation of the period over which rent was expensed. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes. For building leases, the restated financial statements reflect such straight-line rent incurred during rent holidays as part of rent expense in pre-opening expenses. In instances involving land leases, in which the Company is responsible for the construction of the restaurant, the restated financial statements reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility. Rent from the date the restaurant is complete through the restaurant opening date is included as part rent expense in pre-opening expenses.

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

The Company also performed a thorough review of the depreciable asset lives to ensure conformity to its policy of depreciating leasehold improvements over the shorter of the economic life of the asset or related lease term. As a result of this review adjustments were recorded to depreciation and amortization expense on the consolidated statements of income and accumulated depreciation and amortization on the consolidated balance sheets. Finally, to reflect the impact of the lease accounting and amortization adjustments described above on income taxes and on minority interest, the Company has adjusted deferred income taxes, minority interest and additional paid-in capital on the consolidated balance sheets and minority interest and provision for income taxes on the consolidated statements of income. Beginning accumulated deficit has been adjusted for the after-tax impact of periods prior to the year ended April 30, 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the corrections and adjustments discussed above. See Note 2 – Restatement of Financial Statements, to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income, as restated, of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Twelve Weeks Ended
	July 25, 2004	July 20, 2003
	%	%
Revenues
Restaurant sales	97.5	97.4
Franchise revenues	2.5	2.6

Total revenues	100.0	100.0

Costs and Expenses
Cost of sales	33.7	32.8
Labor and related expenses	26.4	26.3
Other operating expenses	24.6	24.1
Depreciation and amortization	3.4	3.4
General and administrative expenses	8.6	6.9

Total operating costs	96.7	93.5

Operating income	3.3	6.5

Interest expense	0.9	0.7
Investment income	0.2	0.1

Income before income taxes and minority interest	2.7	5.9
Provision for income taxes	1.4	1.4
Minority interest	0.5	—

Net income	$0.8	4.5

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED JULY 25, 2004 VERSUS JULY 20, 2003

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues, including franchise fees and royalties, represent the Company's primary sources of revenue. Consolidated revenues for the quarter ended July 25, 2004 were $82.0 million compared to $77.8 million for the quarter ended July 20, 2003, an increase of $4.2 million or 5.3 percent. The increase is due to a $7.2 million increase in revenues from the international divisions partially offset by declines of approximately $3.0 million in the domestic divisions. The international division increase was due to a 7.6 percent increase in the average Australian dollar exchange rate that represents approximately $3.4 million in revenues, along with same store sales increases from the KFC and

Sizzler International divisions and having one new KFC® restaurant open. These increases were partially offset by a decrease in domestic revenues. Sizzler Domestic division revenues were lower due to having seven fewer Company-owned restaurants open (six were converted to franchise operations). There were two additional Pat & Oscar’s® restaurants open compared to the prior year, but revenues decreased due to declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 10, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience weakened sales and profitability through the first half of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent and 12.1 percent in the third and fourth quarters of fiscal year 2004 and first quarter of fiscal year 2005, respectively. As of September 2, 2004, weekly same store sales subsequent to the end of the fiscal quarter ended July 25, 2004 were approximately 7.5 percent below prior year. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million or more. However, due to the terms of the insurance policy, the Company’s ability to recover thereunder, or in any specific amount, is at present uncertain. The Company believes that it also has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident; however, there can be no assurance that, if the Company does file such claims, it will be successful therein, or in any specific amount. The Company has not recorded any asset nor reduced any expense in anticipation of any potential insurance recovery.

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

Consolidated operating expenses for the quarter ended July 25, 2004 were $79.3 million compared to $72.9 million for the quarter ended July 20, 2003, an increase of $6.4 million or 8.8 percent. The increase is due to a 7.6 percent increase in the average Australian dollar exchange rate that represents $3.1 million of the increase. The remaining increase is due to the addition of two new Pat & Oscar's®, one KFC® restaurant and increased sales volumes from the Company’s international operations. The Company also reported a $1.0 million foreign exchange gain in the first quarter of fiscal year 2004 compared to an immaterial gain in the same quarter of fiscal year 2005. In addition, during the first quarter of fiscal year 2004, the Company received a $0.4 million partial reimbursement of expenses from its insurance carrier related to litigation.

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

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.2 million in the current quarter compared to $1.1 million in the same period of the prior year, an increase of $0.1 million. The effective tax rate increased to 55.6 percent from 23.7 percent compared to same period of the prior year. The increase is primarily due to higher income from the Company’s international division which does not benefit from the domestic net operating loss carryforward as well as operating losses in the United States for which an income tax benefit was not recorded.

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

Other operating expenses were $5.4 million for the current quarter compared to $5.8 million for the same period of the prior year, a decrease of $0.4 million or 6.1 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants.

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

Other operating expenses amounted to $3.9 million for the current quarter compared to $3.4 million for the same period in the prior year, an increase of $0.5 million or 13.8 percent primarily due to new restaurant openings and marketing costs associated with the television campaign in San Diego.

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

Other operating expenses were $3.0 million for the current quarter compared to $2.6 million for the same period of the prior year, an increase of $0.4 million or 14.1 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

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

Other operating expenses were $8.0 million for the current quarter compared to $6.9 million for the same period of the prior year, an increase of $1.1 million or 16.3 percent. The increase was primarily due to a higher average Australian dollar exchange rate, cost associated with operating an additional restaurant and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed two remodels. The Company plans to remodel eight additional restaurants, scrape and rebuild one restaurant and relocated one restaurant during the remainder of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company's Annual Report on Form 10-K/A for the year ended April 30, 2004, remain appropriate.

CONTRACTUAL OBLIGATIONS

Management believes that there have not been any material changes to the Company’s contractual obligations since those disclosed on the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2004.

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

The Company’s working capital at July 25, 2004 was $2.7 million including cash, cash equivalents and restricted cash totaling $29.3 million, of which $11.9 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 25, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank. At April 30, 2004, the Company had working capital of $1.1 million. The increase in working capital is primarily due to cash provided by operations partially offset by funds expended for remodel programs and new restaurants. The Company’s current ratio was 1.1 at July 25, 2004 and 1.0 at April 30, 2004.

Based on current operations and anticipated sales and franchise growth, management believes that cash and cash equivalents and cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs for at least the next 12 months. The Company is also pursuing additional sources of capital for the expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events such as continued sales softness at Pat & Oscar’s from the E.coli incident may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business, financial position and results of operations.

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

In addition, the Company has a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At July 25, 2004, the Company’s unpaid principal balance was approximately $8.9 million. Capital lease and mortgage obligations were $4.8 million at July 25, 2004.

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

In accordance with the Company’s stock option plan for AMG, at the end of the fiscal quarter ended July 25, 2004, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. In addition, a retention bonus aggregating $1.4 million Australian (U.S. $1.0 million at July 25, 2004), which could only be applied to the exercise price of the options was paid to the AMG. An additional, 23,000 were exercised subsequent to the end of the quarter and 49,000 expired on August 20, 2004. Net income for the first fiscal quarter ended July 25, 2004 reflects minority interest of $443,000 and during the remainder of fiscal year 2005, net income from the Company’s CFG operations will be reduced to reflect a minority interest of approximately 19.1 percent.

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

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of July 25, 2004 is the same as described Item 7A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2004, except as follows:

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

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At July 25, 2004, the notional amount of the interest rate cap was approximately $4.5 million, which covered approximately 23.3 percent of the loan principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At July 25, 2004, the notional amount of the interest rate swap covered was approximately $4.5 million, which covered approximately 23.3 percent of the loan principal outstanding and expires on January 1, 2006.

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

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of July 25, 2004, the Company’s disclosure controls and procedures were not effective due to a material weakness which resulted in the restatement of the Company’s previously issued financial statements as discussed below.

On February 28, 2005, Company management first informed the Audit and Compliance Committee (the “Audit Committee”) that, in light of the views expressed by the staff of the Securities and Exchange Commission (“SEC”) on February 7, 2005, the Company had determined that its then-current method of accounting for leases and leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) may be incorrect, and that a review of all lease-related accounting practices was underway.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in four lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position or results of operations. (See Note 10—E.coli Incident, to the Condensed Consolidated Financial Statements).

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

The Company filed a report on Form 8-K dated May 5, 2004 reporting:

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

Worldwide Restaurant Concepts, Inc. Registrant

Date: June 6, 2005	/s/ Charles L. Boppell
Charles L. Boppell President, Chief Executive Officer and Director

Date: June 6, 2005	/s/ A. Keith Wall
A. Keith Wall Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: June 6, 2005	/s/ Mary E. Arnold
Mary E. Arnold Vice President and Controller