Form 10-Q/A
period 2004-10-17
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-06-10
CIK 870760

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

EXPLANATORY NOTE

This Report on Form 10-Q/A which amends the Quarterly Report on Form 10-Q for Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company) for the quarterly period ended October 17, 2004 and is being filed in order to restate its previously issued condensed consolidated financial statements as of and for the twelve and twenty four weeks ended October 17, 2004 and for the twelve and twenty four weeks ended October 12, 2003. The restatement has been made to properly account for certain leases and the related amortization in accordance with generally accepted accounting principles. See Note 2 - Restatement of Financial Statements, to the Company’s condensed consolidated financial statements for additional discussion. Except for items 1, 2, 3, 4 in Part 1 and item 1 and the associated exhibits and item 6 of Part 2 no other information included in the original fiscal 2005 Form 10-Q is amended by this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 17, 2004	April 30, 2004
	(as restated, see Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$22,419	$24,755
Restricted cash	6,514	5,131
Receivables, net of an allowance of $454 at
October 17, 2004 and $641 at April 30, 2004	3,176	2,042
Inventories	4,993	4,807
Deferred income taxes	3,169	3,169
Prepaid expenses and other current assets	2,548	2,718
Assets related to restaurants held for sale	3,014	5,417

Total current assets	45,833	48,039

Property and equipment, net	75,722	75,471

Long-term notes receivable, net (including $200 related party receivables at October 17, 2004 and April 30, 2004)	1,727	912

Deferred income taxes	10,498	10,757

Goodwill	23,647	23,647

Intangible assets, net of accumulated amortization of $1,159 at October 17, 2004 and $1,068 at April 30, 2004	2,049	2,090

Other assets	1,129	1,127

Total assets	$160,605	$162,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	October 17, 2004	April 30, 2004
	(as restated, see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,051	$7,156
Accounts payable	13,509	12,396
Other current liabilities	22,126	23,334
Income taxes payable	2,432	4,056

Total current liabilities	45,118	46,942

Long-term debt, net of current portion	24,301	30,809
Deferred gains, rent and landlord incentives	11,542	11,894
Pension liability	13,751	14,031

Total liabilities	94,712	103,676

Minority interest	20,675	14
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,614 and 27,614 shares and 29,438 and 27,438 shares at October 17, 2004 and April 30, 2004, respectively	296	294
Additional paid-in capital	265,712	280,442
Accumulated deficit	(203,361)	(204,706)
Treasury stock, 2,000 shares at October 17, 2004 and at April 30, 2004, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,294)	(13,542)

Total stockholders’ equity	45,218	58,353

Total liabilities and stockholders’ equity	$160,605	$162,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWENTY-FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(In thousands, except per share data)

	October 17, 2004	October 12, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
Revenues
Restaurant sales	$156,993	$150,071
Franchise revenues	4,375	4,091

Total revenues	161,368	154,162

Costs and Expenses
Cost of sales	53,718	51,079
Labor and related expenses	42,618	41,103
Other operating expenses	39,229	37,626
Depreciation and amortization	5,668	5,434
General and administrative expenses	13,983	12,171

Total operating costs	155,216	147,413

Operating income	6,152	6,749

Interest expense	1,438	1,281
Investment income	241	261

Income before income taxes and minority interest	4,955	5,729
Provision for income taxes	2,641	2,042
Minority interest expense (benefit)	969	(29)

Net income	$1,345	$3,716

Basic earnings per share	$0.05	$0.14

Diluted earnings per share	$0.05	$0.11

Weighted average common shares outstanding:
Basic	27,526	27,328
Diluted	28,519	28,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(In thousands, except per share data)

	October 17, 2004	October 12, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
Revenues
Restaurant sales	$77,119	$74,304
Franchise revenues	2,297	2,038

Total revenues	79,416	76,342

Costs and Expenses
Cost of sales	26,100	25,524
Labor and related expenses	21,022	20,605
Other operating expenses	19,075	18,896
Depreciation and amortization	2,864	2,769
General and administrative expenses	6,906	6,763

Total operating costs	75,967	74,557

Operating income	3,449	1,785

Interest expense	704	714
Investment income	117	153

Income before income taxes and minority interest	2,862	1,224
Provision for income taxes	1,477	975
Minority interest expense (benefit)	529	(27)

Net income	$856	$276

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$—

Weighted average common shares outstanding:
Basic	27,554	27,365
Diluted	28,527	28,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(in thousands)

	October 17, 2004	October 12, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
OPERATING ACTIVITIES
Net income	$1,345	$3,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,668	5,434
Deferred income tax provision	305	177
Allowance for bad debts	67	84
(Gain) loss on sale of assets	(54)	293
Amortization of deferred revenue	(550)	(585)
Asset write downs and retirements	441	298
Foreign currency gain	—	(769)
Income (loss) attributable to minority interest	969	(29)
Other	19	(22)
Changes in operating assets and liabilities:
Receivables	(1,405)	(319)
Inventories	425	165
Prepaid expenses and other assets	251	(618)
Accounts payable	1,410	(3,525)
Deferred gains, rent and landlord incentives	(1,387)	(1,698)
Income taxes payable	(1,621)	(1,281)

Net cash provided by operating activities	5,883	1,321

INVESTING ACTIVITIES
Additions to property and equipment	(6,902)	(5,525)
Proceeds from sale of property and equipment	1,623	761
Proceeds from sale-leaseback financing	617	—
Increase in restricted cash	(1,383)	(4,642)
Acquisition of minority interest in subsidiary	—	(1,048)
Other, net	98	(163)

Net cash used in investing activities	(5,947)	(10,617)

FINANCING ACTIVITIES
Issuance of long-term debt	—	14,802
Reduction of long-term debt	(7,292)	(3,583)
Sale of subsidiary equity	—	25
Sale related to exercise of stock options in subsidiary	4,674	—
Dividends paid to minority shareholders in subsidiary	(52)	(35)
Exercise of stock options	342	284

Net cash (used in) provided by financing activities	(2,328)	11,493

Effect of foreign exchange on cash	56	1,262

Net (decrease) increase in cash and cash equivalents	(2,336)	3,459

Cash and cash equivalents at beginning of period	24,755	26,303

Cash and cash equivalents at end of period	$22,419	$29,762

(continued)

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWENTY FOUR WEEKS ENDED OCTOBER 17, 2004 AND OCTOBER 12, 2003

(Unaudited)

(in thousands)

	October 17, 2004	October 12, 2003
	(as restated, see Note 2)	(as restated, see Note 2)
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,325	$1,481
Income taxes	3,925	3,143

Non-Cash Investing and Financing Transactions
Minority Interest	$(15,070)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the twelve and twenty-four weeks ended October 17, 2004 and October 12, 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise the Company receives royalty income that is based on franchisee sales. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2004 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. In a fifty-two week fiscal year, the first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The current fiscal year will include fifty-two weeks. The prior year included fifty-three weeks.

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

The effect of these accounting changes is a $5,000 and $42,000 reduction of net income for the quarters ending October 17, 2004 and October 12, 2003, respectively. There was a $0.1 million and $0.2 million reduction to net income for the year to date periods ending October 17, 2004 and October 12, 2003, respectively. There was no effect on diluted earnings per share for the quarters ending October 17, 2004 and October 12, 2003. There was no effect on diluted earnings per share for the year to date period ending October 17, 2004 and a $0.01 decrease to diluted earnings per share for the year to date period ending October 12, 2003.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of October 17, 2004, as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for quarterly and year to date periods ending October 17, 2004 and October 12, 2003 (in thousands, except share data):

As of and for the twenty four weeks ended October 17, 2004	As previously reported	Adjustments	As restated
Consolidated Balance Sheet
Property and equipment, net	$74,536	$1,186	$75,722
Long-term deferred income taxes	10,412	86	10,498
Total assets	159,333	1,272	160,605
Current portion of long-term debt	7,019	32	7,051
Total current liabilities	45,086	32	45,118
Long-term debt, net of current portion	22,719	1,582	24,301
Deferred gains, rent and landlord incentives	8,292	3,250	11,542
Total liabilities	89,848	4,864	94,712
Additional paid-in capital	265,720	(8)	265,712
Accumulated Deficit	(199,777)	(3,584)	(203,361)
Total stockholders’ equity	48,810	(3,592)	45,218
Total liabilities and stockholders equity	$159,333	$1,272	$160,605
Consolidated Statement of Income
Other operating expenses	$39,219	$10	$39,229
Depreciation and amortization	5,615	53	5,668
Total operating costs	155,153	63	155,216
Operating income	6,215	(63)	6,152
Interest expense	1,363	75	1,438
Income before income taxes and minority interest	5,093	(138)	4,955
Provision for income taxes	2,660	(19)	2,641
Minority interest expense	977	(8)	969
Net income	$1,456	$(111)	$1,345
Consolidated Statement of Cash Flows
Net income	$1,456	$(111)	$1,345
Depreciation and amortization	5,615	53	5,668
Deferred income taxes	324	(19)	305
Minority Interest Benefit	977	(8)	969
Other	18	1	19
Deferred gains, rent and landlord incentives	$(1,471)	$84	$(1,387)
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$1,250	$75	$1,325
Non-Cash Investing and Financing Transactions
Minority Interest	$(15,062)	$(8)	$(15,070)

For the twenty four weeks ended October 12, 2003	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$37,812	$(186)	$37,626
Depreciation and amortization	5,124	310	5,434
Total operating costs	147,289	124	147,413
Operating income	6,873	(124)	6,749
Interest expense	1,251	30	1,281
Income before income taxes and minority interest	5,883	(154)	5,729
Provision for income taxes	2,050	(8)	2,042
Minority interest expense (benefit)	(38)	9	(29)
Net income	$3,871	$(155)	$3,716
Diluted earnings per share	$0.12	$(0.01)	$0.11
Consolidated Statement of Cash Flows
Net income	$3,871	$(155)	$3,716
Depreciation and amortization	5,124	310	5,434
Deferred income taxes	185	(8)	177
Minority Interest Benefit	(38)	9	(29)
Deferred gains, rent and landlord incentives	$(1,542)	$(156)	$(1,698)
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$1,451	$30	$1,481

For the twelve weeks ended October 17, 2004	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$19,128	$(53)	$19,075
Depreciation and amortization	2,823	41	2,864
Total operating costs	75,979	(12)	75,967
Operating income	3,437	12	3,449
Interest expense	667	37	704
Income before income taxes and minority interest	2,887	(25)	2,862
Provision for income taxes	1,491	(14)	1,477
Minority interest expense	535	(6)	529
Net income	$861	$(5)	$856

For the twelve weeks ended October 12, 2003	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$19,147	$(251)	$18,896
Depreciation and amortization	2,499	270	2,769
Total operating costs	74,538	19	74,557
Operating income	1,804	(19)	1,785
Interest expense	699	15	714
Income before income taxes and minority interest	1,258	(34)	1,224
Provision for income taxes	980	(5)	975
Minority interest expense (benefit)	(40)	13	(27)
Net income	$318	$(42)	$276

3.	Stock-Based Compensation:

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

	Twelve weeks ended		Twenty four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Net income	$856	$276	$1,345	$3,716

Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	20	90	40	189

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(40)	(322)	(588)	(929)

Pro forma basic net income	836	44	797	2,976

Deduct: Income attributed to AMG options dilution (see Note 9)	0	(254)	(4)	(500)

Pro forma diluted net income (loss)	$836	$(210)	$793	$2,476

Earnings (loss) per share:
Basic, as reported	$0.03	$0.01	$0.05	$0.14
Basic, pro forma	$0.03	$0.00	$0.03	$0.11
Diluted, as reported	$0.03	$0.00	$0.05	$0.11
Diluted, pro forma	$0.03	$(0.01)	$0.03	$0.09

4.	Segment Information:

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

	Twelve weeks ended		Twenty-four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Revenues (in thousands):
Sizzler - Domestic	$19,329	$22,610	$41,340	$46,733
Pat & Oscar’s	11,873	11,419	23,740	24,237
Sizzler - International	12,511	11,410	25,336	22,490
KFC	35,703	30,903	70,952	60,702

Total revenues	$79,416	$76,342	$161,368	$154,162

Operating income (loss) (in thousands):
Sizzler - Domestic	$1,666	$1,447	$3,163	$3,608
Pat & Oscar’s	(765)	(714)	(1,845)	(138)
Sizzler - International	348	37	464	230
KFC	4,496	3,217	8,094	6,305
Corporate and other	(2,296)	(2,202)	(3,724)	(3,256)

Total operating income	$3,449	$1,785	$6,152	$6,749

Reconciliation to net income (in thousands):
Total operating income	$3,449	$1,785	$6,152	$6,749
Interest expense	704	714	1,438	1,281
Investment income, net	117	153	241	261

Income before income taxes and minority interest	2,862	1,224	4,955	5,729
Provision for income taxes	1,477	975	2,641	2,042
Minority interest expense (benefit)	529	(27)	969	(29)

Net income	$856	$276	$1,345	$3,716

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Revenues from external customers:
Domestic	$31,202	$34,029	$65,080	$70,970
International	48,214	42,313	96,288	83,192

Total revenues	$79,416	$76,342	$161,368	$154,162

	October 17, 2004	April 30, 2004
Long-lived assets:
Domestic	$76,941	$77,279
International	25,666	25,056

	$102,607	$102,335

5.	Goodwill and Intangible Assets:

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

Trademarks consist of costs to register new trademarks and defend existing trademarks. Amortization expense related to intangible assets was $40,000 for the quarter ended October 17, 2004 and is expected to be approximately $180,000 per year in each of the next five fiscal years. Amortization expense related to intangible assets was $38,000 for the quarter ended October 12, 2003. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended		Twenty-four weeks ended
(In thousands, except EPS)	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Numerator for basic EPS - Net income	$856	$276	$1,345	$3,716
Income attributed to AMG options dilution (see Note 9)	0	(254)	(4)	(500)

Numerator for diluted EPS - Net income	$856	$22	$1,341	$3,216

Denominator for basic EPS - weighted average shares of common stock outstanding	27,554	27,365	27,526	27,328
Effect of dilutive stock options	973	1,226	993	1,057

Denominator for diluted EPS - adjusted weighted average shares outstanding	28,527	28,591	28,519	28,385

Basic earnings per share	$0.03	$0.01	$0.05	$0.14

Diluted earning per share	$0.03	$0.00	$0.05	$0.11

Antidilutive options not included in computation of diluted EPS	1,403	1,346	1,391	1,346

7.	Commitments and Contingencies:

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in several lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position, results of operations or cash flows. (See Note 10 - E.coli Incident, to the Consolidated Financial Statements.)

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

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003, such shares may only be sold six months plus one day after the shares are acquired. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value of CFG shares on October 17, 2004 was estimated to be Australian $6.94 (U.S. $5.06 at October 17, 2004). The difference between the fair value of the minority interest over its carrying value of $15.0 million is reflected as a reduction of additional paid-in capital.

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	(150)
Income attributable to minority interest	978
Minority interest benefits paid	(52)
Foreign currency translation effect	47

Total	823
Value of CFG put	19,847

Total CFG minority interest	20,670
Total Pat & Oscar’s minority interest	5

Total minority interest at October 17, 2004	$20,675

10.	E.coli Incident

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

The costs related to investigating and minimizing the impact of the E.coli incident through the end of the fiscal quarter ended October 17, 2004 of $0.1 million are reflected in the Company’s Condensed Consolidated Statements of Income.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. As of November 26, 2004, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year benefiting from annualizing over the E.coli incident. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million. No amounts were accrued as of October 17, 2004. However, under the terms of the insurance policy, the Company has only recovered $10,000 and its ability to recover any additional amounts under the policy is, at present, doubtful. The Company believes that it has valid claims for damages for such losses against certain suppliers in its produce supply chain as a result of this incident and has filed claims against such parties in that regard. However, there can be no assurance that the Company will be successful therein, or in any specific amount.

11.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of October 17, 2004 include five New York area restaurants and three California restaurants.

During the twenty-four weeks ended October 17, 2004, the Company sold nine restaurants to franchisees and one restaurant to a third party for a total of $2.4 million. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchisee sales.

12.	Repayment of Debt

Subsequent to end of the second fiscal quarter, the Company repaid $1.8 million of the GE Capital loan, a $10.0 million, seven-year term loan expiring in 2008, as discussed in Note 6 – Debt, of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2004.

13.	Asset Impairment Charges

Quarterly, the Company performs a review of the undiscounted projected cash flows to the carrying amount of the related assets of under performing stores. Accordingly, in fiscal year 2005 the Company recorded impairment charges of approximately $0.3 million. The Company recorded asset impairment charges of $0.2 million during the same period of fiscal year 2004. These impairment charges relate to the Sizzler-Domestic segment and are classified in other operating expenses in the accompanying condensed consolidated income statements for the twelve and twenty-four weeks ended October 17, 2004 and October 12, 2003. The impairment charge was primarily related to leasehold improvements and restaurant equipment.

14.	Comprehensive Income (Loss):

Comprehensive income for the periods ended October 17, 2004 and October 12, 2003, is as follows (in thousands):

	Twelve weeks ended		Twenty-four weeks ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
Net income	$856	$276	$1,345	$3,716
Foreign currency translation adjustments	57	(660)	143	(1,326)
Change in fair value of derivative instrument, net of tax	(2)	(31)	3	(2)
Minimum pension liability	51	37	102	74

Total comprehensive income (loss)	$962	$(378)	$1,593	$2,462

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the corrections and adjustments discussed above. See Note 2 – Restatement of Financial Statements, to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income, as restated, of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Twelve Weeks Ended		Twenty Four Weeks Ended
	October 17, 2004	October 12, 2003	October 17, 2004	October 12, 2003
	%	%	%	%
Revenues
Restaurant sales	97.1	97.3	97.3	97.3
Franchise revenues	2.9	2.7	2.7	2.7

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses
Cost of sales	32.9	33.4	33.3	33.1
Labor and related expenses	26.5	27.0	26.4	26.7
Other operating expenses	24.0	24.8	24.3	24.4
Depreciation and amortization	3.6	3.6	3.5	3.5
General and administrative expenses	8.7	8.9	8.7	7.9

Total operating costs	95.7	97.7	96.2	95.6

Operating income	4.3	2.3	3.8	4.4

Interest expense	0.9	0.9	0.9	0.8
Investment income	0.1	0.2	0.1	0.2

Income before income taxes and minority interest	3.5	1.6	3.0	3.8
Provision for income taxes	1.9	1.3	1.6	1.3
Minority interest	0.7	—	0.6	—

Net income	0.9	0.3	0.8	2.5

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

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent, 12. 1 percent and 1.3 percent in the third and fourth quarters of fiscal year 2004 and first and second quarters of fiscal year 2005, respectively. As of November 26, 2004, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year due in part to annualizing over the E.coli incident which caused a significant decrease in sales in the prior year.

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

Consolidated operating expenses for the quarter ended October 17, 2004 were $76.0 million compared to $74.6 million for the quarter ended October 12, 2003, an increase of $1.4 million or 1.9 percent. The increase is due to a 7.4 percent increase in the average Australian dollar exchange rate that represents $3.0 million of the increase partially offset by lower operating costs at the Sizzler Domestic division due to having 12 fewer Company-owned restaurants open.

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

In fiscal year 2005, the AMG group exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest of $0.5 million for the quarter ended October 17, 2004 primarily represents the AMG’s share of CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of October 17, 2004, Pat & Oscar’s had three market partnership agreements with three regional managers covering 21 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.5 million in the current quarter compared to $1.0 million in the same period of the prior year, an increase of $0.5 million. The increase is primarily due to higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward as well as operating losses in the United States. The effective tax rate decreased to 51.6 percent from 79.7 percent due to a smaller loss from domestic operations in the current quarter.

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

Prime costs were $11.2 million in the current quarter compared to $13.8 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 64.1 percent of net restaurant sales compared to 65.7 percent in the same period of the prior year. The decrease in the prime cost percentage is primarily a result of a lower food and labor cost percentages due to a menu price increase taken during the current quarter and to streamlining of labor costs. Lower labor costs were partially offset by higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses were $4.5 million for the current quarter compared to $5.5 million for the same period of the prior year, a decrease of $1.0 million or 18.8 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants. The prior quarter includes a $0.4 million credit from reversing the deferred rent liability attributed to tenant improvement allowances from two locations sold to franchisees compared to a $0.2 million credit in the current quarter from reversing the straight-line rent liability upon assignment of one lease and early termination of another. Operating costs in the current fiscal quarter include an asset impairment charge of $0.3 million related to two New York restaurants and $0.2 million income related to gift certificates that are not expected to be redeemed.

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

Other operating expenses amounted to $3.7 million for the current quarter compared to $3.6 million for the same period in the prior year, an increase of $0.1 million or 2.8 percent primarily due to new restaurant openings and marketing costs associated with a television campaign in San Diego.

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

Other operating expenses were $2.8 million for the current quarter compared to $2.7 million for the same period of the prior year, an increase of $0.1 million or 5.9 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

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

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. The Company experienced significant same store sales declines in quarters subsequent to the E.coli incident with same store sales declining 25.5 percent, 16.1 percent and 12.1 percent and 1.3 percent in the third and fourth quarters of fiscal year 2004 and first and second quarters of fiscal year 2005, respectively. As of November 26, 2004, weekly same store sales subsequent to the end of the fiscal quarter ended October 17, 2004 were averaging 26.8 percent above prior year due in part to annualizing over the E.coli incident which caused a significant decrease in sales in the prior year.

Consolidated operating expenses for the twenty-four weeks ended October 17, 2004 were $155.2 million compared to $147.4 million for the twenty-four weeks ended October 12, 2003, an increase of $7.8 million or 5.3 percent. The increase is due to a 7.5 percent increase in the average Australian dollar exchange rate that represents $6.1 million of the increase. The remaining increase is due to the addition of two new Pat & Oscar’s® and increased sales volumes from the Company’s international operations. The Company also reported a $1.0 million foreign exchange gain in fiscal year 2004 compared to an immaterial gain in the same period of fiscal year 2005.

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

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $2.6 million in the first twenty-four weeks of fiscal year 2005 compared to $2.0 million in the same period of the prior year, an increase of $0.6 million. The effective tax rate increased to 53.3 percent from 35.6 percent compared to the same period of the prior year. The increase is primarily due to higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward.

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

Other operating expenses were $10.0 million for the current fiscal year compared to $11.4 million for the same period of the prior year, a decrease of $1.4 million or 12.3 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants. The prior quarter includes a $0.4 million credit from reversing the deferred rent liability attributed to tenant improvement allowances from two locations sold to franchisees compared to a $0.2 million credit in the current quarter from reversing the straight-line rent liability upon assignment of one lease and early termination of another. Operating costs for the current fiscal year include an asset impairment charge of $0.3 million related to two New York restaurants.

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

Other operating expenses amounted to $7.6 million for the twenty-four weeks ended October 17, 2004 compared to $7.0 million for the same period in the prior year, an increase of $0.6 million or 8.1 percent primarily due to new restaurant openings and marketing costs associated with the television campaign in San Diego.

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

Other operating expenses were $5.8 million for the current fiscal year compared to $5.3 million for the same period of the prior year, an increase of $0.5 million or 9.9 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

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

Other operating expenses were $16.3 million for the current fiscal year compared to $14.3 million for the same period of the prior year, an increase of $2.0 million or 14.4 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current fiscal year the Company completed four remodels and relocated one restaurant. The Company plans to remodel three additional restaurants and perform limited upgrades to seven others during the remainder of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2004, remain appropriate.

CONTRACTUAL OBLIGATIONS

During the quarter, the Company entered into a sale and leaseback agreement for equipment at two Pat & Oscar’s® and one Sizzler® in the U.S. The aggregate amount borrowed under this arrangement is $0.6 million and the term is 42 months. These agreements have been accounted for as capital leases. The following table summarizes the Company’s existing contractual obligations as of October 17, 2004.

Fiscal Year	Long-Term Debt (a)	Interest on Long- Term Debt (b)	Operating Leases	Pension Benefits	Purchase Commitments	Total
2005	$4.3	$1.4	$19.9	$0.7	$0.4	$26.7
2006	7.0	1.6	18.1	1.3		28.0
2007	7.1	1.5	15.8	1.3		25.7
2008	10.4	1.0	13.7	1.3		26.4
2009	0.2	0.2	11.6	1.0		13.0
Thereafter	2.3	3.3	36.4	8.1		50.1

Total	$31.3	$9.0	$115.5	$13.7	$0.4	$169.9

(a)	Includes capital lease obligations of $4.2 million.

(b)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of October 17, 2004 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of October 17, 2004 will remain in effect until maturity.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $5.9 million for the first twenty-four weeks of fiscal year 2005 compared to $1.3 million for the same period of the prior year. The increase is due to a net decrease in cash used by operating assets and liabilities of $5.0 million, partially offset by a decrease in net income adjusted for depreciation and amortization expense and other non-cash items of $0.4 million.

The Company’s working capital at October 17, 2004 was $0.7 million including cash, cash equivalents and restricted cash totaling $28.9 million, of which $11.8 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of October 17, 2004, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank. At April 30, 2004, the Company had working capital of $1.1 million. The decrease in working capital is primarily due to funds expended for remodel programs and new restaurants, partially offset by cash provided by operations. The Company’s current ratio was 1.0 at October 17, 2004 and at April 30, 2004.

Based on current operations and anticipated sales and franchise growth, management believes that cash and cash equivalents and cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs for at least the next twelve months. The Company is also pursuing additional sources of capital for the expansion of Pat & Oscar’s. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events such as continued sales softness at Pat & Oscar’s from the E.coli incident may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

In addition, the Company has a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that is amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. Under the terms of the agreement, the Company has borrowed the maximum amount permissible. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million are collateral for the loan. The agreement is subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. At October 17, 2004, the Company’s unpaid principal balance was approximately $8.8 million. Subsequent to end of the second fiscal quarter, the Company prepaid $1.8 million of the GE Capital loan. Capital lease and mortgage obligations were $5.3 million at October 17, 2004.

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

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At October 17, 2004, the notional amount of the interest rate cap is approximately $3.9 million, which covered approximately 22.5 percent of the loan principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At October 17, 2004, the notional amount of the interest rate swap contract is approximately $3.9 million, which covered approximately 22.5 percent of the loan principal outstanding and expires on January 1, 2006.

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

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of October 17, 2004, the Company’s disclosure controls and procedures were not effective due to a material weakness which resulted in the restatement of the Company’s previously issued financial statements as discussed below.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into a potential outbreak of E.coli at certain of its restaurants. Approximately 45 cases of E.coli were confirmed by the health departments. Pat & Oscar’s has been named as a defendant in several lawsuits filed by patrons who allegedly became ill with E.coli from consuming salad at Pat & Oscar’s® restaurants in San Diego and Orange Counties. The lawsuits, one of which was filed as a class action, also name Pat & Oscar’s produce distributor, F.T. Produce, Inc. (“Family Tree”) and Gold Coast Produce (“Gold Coast”), the processor of lettuce supplied to Pat & Oscar’s® restaurants. Family Tree’s insurance company has accepted tender of the Company’s defense pursuant to an insurance certificate issued by Family Tree’s insurance company naming the Company and Pat & Oscar’s as additional insureds. The Company does not believe that the resolution of this case or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position, results of operations or cash flows. (See Note 10 - E.coli Incident, to the Consolidated Financial Statements.)

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	On September 8, 2004 Worldwide Restaurant Concepts, Inc. held its annual meeting of stockholders.

b.	The following directors were elected as members of the Board at the Meeting:

	Term Expires	For	Against
Peggy T. Cherng, Ph.D	2007	26,252,857	280,862
Charles F. Smith	2007	26,248,491	285,228

The following directors’ terms of office continued after the meeting

Term Expires
Charles L. Boppell	2005
Phillip D. Matthews	2005
Robert A. Muh	2005
Barry E. Krantz	2006
Leonard H. Dreyer	2006

c.	Proposal to appoint Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending on April 30, 2005.

For	Against	Withheld
26,351,675	122,971	59,072

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

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