Form 10-Q
period 2005-02-06
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-06-10
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 6, 2005

or

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2005
Common Stock $0.01 Par Value	27,865,264 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	February 6, 2005	April 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$28,182	$24,755
Restricted cash	6,072	5,131
Receivables, net of an allowance of $465 at February 6, 2005 and $641 at April 30, 2004	2,834	2,042
Inventories	5,928	4,807
Deferred income taxes	3,169	3,169
Prepaid expenses and other current assets	2,547	2,718
Assets related to restaurants held for sale	2,838	5,417

Total current assets	51,570	48,039

Property and equipment, net	67,818	75,471
Long-term notes receivable, net (including $200 related party receivables at February 6, 2005 and $200 at April 30, 2004)	1,698	912
Deferred income taxes	8,662	10,757
Goodwill	1,723	23,647
Intangible assets, net of accumulated amortization of $1,269 at February 6, 2005 and $1,068 at April 30, 2004	2,037	2,090
Other assets	966	1,127

Total assets	$134,474	$162,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	February 6, 2005	April 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,932	$7,156
Accounts payable	13,594	12,396
Other current liabilities	24,431	23,334
Income taxes payable	3,679	4,056

Total current liabilities	48,636	46,942

Long-term debt, net of current portion	9,286	30,809
Deferred gains, rent and landlord incentives	18,764	11,894
Pension liability	13,566	14,031

Total liabilities	90,252	103,676

Minority interest	26,667	14
Stockholders’ Equity:
Capital stock -
Preferred, authorized 1,000 shares, $5 par value; no shares issued and outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,661 and 27,661 shares and 29,438 and 27,438 shares at February 6, 2005 and April 30, 2004, respectively	297	294
Additional paid-in capital	260,485	280,442
Accumulated deficit	(226,009)	(204,706)
Treasury stock, 2,000 shares at February 6, 2005 and at April 30, 2004, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,083)	(13,542)

Total stockholders’ equity	17,555	58,353

Total liabilities and stockholders’ equity	$134,474	$162,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED FEBRUARY 6, 2005 AND FEBRUARY 1, 2004

(Unaudited)

(In thousands, except per share data)

	February 6, 2005	February 1, 2004
		(as restated, see Note 2)
Revenues
Restaurant sales	$107,518	$102,591
Franchise revenues	2,813	2,570

Total revenues	110,331	105,161

Costs and Expenses
Cost of sales	37,146	36,083
Labor and related expenses	28,732	28,420
Other operating expenses	26,128	26,779
Depreciation and amortization	3,843	3,533
General and administrative expenses	9,546	8,678
Gains on sale-leaseback and legal settlement	(3,161)	—
Asset impairment	2,771	—
Goodwill impairment	21,924	—

Total operating costs	126,929	103,493

Operating income (loss)	(16,598)	1,668

Interest expense	830	1,076
Investment income	251	162

Income (loss) before income taxes and minority interest	(17,177)	754
Provision for income taxes	4,583	1,646
Minority interest expense (benefit), net of tax	888	(80)

Net loss	$(22,648)	$(812)

Basic loss per share	$(0.82)	$(0.03)

Diluted loss per share	$(0.82)	$(0.05)

Weighted average common shares outstanding:
Basic	27,648	27,395
Diluted	27,648	27,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FORTY WEEKS ENDED FEBRUARY 6, 2005 AND FEBRUARY 1, 2004

(Unaudited)

(In thousands, except per share data)

	February 6, 2005	February 1, 2004
		(as restated, see Note 2)
Revenues
Restaurant sales	$264,511	$252,662
Franchise revenues	7,188	6,661

Total revenues	271,699	259,323

Costs and Expenses
Cost of sales	90,864	87,162
Labor and related expenses	71,350	69,523
Other operating expenses	65,060	64,228
Depreciation and amortization	9,511	8,967
General and administrative expenses	23,529	20,849
Gains on sale-leaseback and legal settlement	(3,161)	—
Asset impairment	3,067	177
Goodwill impairment	21,924	—

Total operating costs	282,144	250,906

Operating income (loss)	(10,445)	8,417

Interest expense	2,269	2,357
Investment income	492	423

Income (loss) before income taxes and minority interest	(12,222)	6,483
Provision for income taxes	7,224	3,688
Minority interest expense (benefit)	1,857	(109)

Net income (loss)	$(21,303)	$2,904

Basic earnings (loss) per share	$(0.77)	$0.11

Diluted earnings (loss) per share	$(0.77)	$0.07

Weighted average common shares outstanding:
Basic	27,580	27,355
Diluted	27,580	28,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FORTY WEEKS ENDED FEBRUARY 6, 2005 AND FEBRUARY 1, 2004

(Unaudited)

(in thousands)

	February 6, 2005	February 1, 2004
		(as restated, see Note 2)
OPERATING ACTIVITIES
Net income (loss)	($21,303)	$2,904
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,511	8,967
Deferred income tax provision	2,484	818
Allowance for bad debts	78	119
(Gain) loss on sale of assets	(2,284)	299
Amortization of deferred gains and revenues	(962)	(970)
Asset write downs and retirements	3,541	519
Foreign currency gain	—	(818)
Income (loss) attributable to minority interest	1,857	(109)
Goodwill impairment	21,924	—
Other	(24)	(343)
Changes in operating assets and liabilities:
Receivables	(1,080)	349
Inventories	(252)	130
Prepaid expenses and other assets	686	374
Accounts payable	867	(5,219)
Deferred gains, rent and landlord incentives	(290)	(1,876)
Income taxes payable	(591)	(1,041)

Net cash provided by operating activities	14,162	4,103

INVESTING ACTIVITIES
Additions to property and equipment	(10,594)	(11,336)
Proceeds from sale of property and equipment	1,628	770
Proceeds from Sale-Leaseback financing	17,467	—
Increase in restricted cash	(941)	(3,179)
Acquisition of minority interest in subsidiary	—	(2,464)
Other, net	33	(886)

Net cash used in investing activities	7,593	(17,095)

FINANCING ACTIVITIES
Issuance of long-term debt	—	15,478
Reduction of long-term debt	(23,797)	(5,794)
Sale of subsidiary equity	—	50
Sale related to exercise of stock options in subsidiary	4,461	—
Dividends paid to minority shareholders in subsidiary	(106)	(34)
Exercise of stock options	485	369

Net cash (used in) provided by financing activities	(18,957)	10,069

Effect of foreign exchange on cash	629	2,552

Net (decrease) increase in cash and cash equivalents	3,427	(371)

Cash and cash equivalents at beginning of period	24,755	26,303

Cash and cash equivalents at end of period	$28,182	$25,932

(continued)

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE FORTY WEEKS ENDED FEBRUARY 6, 2005 AND FEBRUARY 1, 2004

(Unaudited)

(in thousands)

	February 6, 2005	February 1, 2004
		(as restated, see Note 2)
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$2,102	$2,391
Income taxes	5,214	4,166

Non-Cash Investing and Financing Transactions
Minority interest	(20,440)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the sixteen and forty weeks ended February 6, 2005 and February 1, 2004 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchisee sales. Certain reclassifications have been made to prior period financial statements in order to conform to the current period presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2004 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

The effect of these accounting changes is a $0.1 million increase of net loss for the quarter ended February 1, 2004. There was a $0.3 million reduction to net income for the year to date period ended February 1, 2004. There was a $0.01 increase to diluted earnings per share for the quarter ended February 1, 2004. There was a $0.01 increase to basic and diluted earnings per share for the year to date period ended February 1, 2004.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of February 1, 2004 as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for the quarter and year to date periods ended February 1, 2004 (in thousands, except share data):

For the forty weeks ended February 1, 2004	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$64,517	$(289)	$64,228
Depreciation and amortization	8,617	350	8,967
Total operating costs	250,668	238	250,906
Operating income	8,655	(238)	8,417
Interest expense	2,311	46	2,357
Income before income taxes and minority interest	6,767	(284)	6,483
Provision for income taxes	3,704	(16)	3,688
Minority interest benefit	121	(12)	109
Net income	3,184	(280)	2,904
Basic earnings per share	$0.12	$(0.01)	$0.11
Diluted earnings per share	$0.08	$(0.01)	$0.07
Consolidated Statement of Cash Flows
Net income	$3,184	$(280)	$2,904
Depreciation and amortization	8,617	350	8,967
Deferred income taxes	834	(16)	818
Minority Interest Benefit	(121)	12	(109)
Deferred gains, rent and landlord incentives	(1,810)	(66)	(1,876)
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$2,345	$46	$2,391

For the sixteen weeks ended February 1, 2004	As previously reported	Adjustments	As restated
Consolidated Statement of Income
Other operating expenses	$26,705	$74	$26,779
Depreciation and amortization	3,493	40	3,533
Total operating costs	103,379	114	103,493
Operating income	1,782	(114)	1,668
Interest expense	1,060	16	1,076
Income before income taxes and minority interest	884	(130)	754
Provision for income taxes	1,654	(8)	1,646
Minority interest benefit	(83)	3	(80)
Net loss	$(687)	$(125)	$(812)
Diluted loss per share	$(0.04)	$(0.01)	$(0.05)

3.	Stock-Based Compensation:

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

	Sixteen weeks ended		Forty weeks ended
	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Net income (loss)	$(22,648)	$(812)	$(21,303)	$2,904
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	28	121	68	391
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(152)	(143)	(719)	(1,063)

Pro forma basic net income (loss)	(22,772)	(834)	(21,954)	2,232

Deduct: Income attributed to AMG options dilution (see Note 9)	—	(508)	—	(1,048)

Pro forma diluted net income (loss)	$(22,772)	$(1,342)	$(21,954)	$1,184

Earnings (loss) per share:
Basic, as reported	$(0.82)	$(0.03)	$(0.77)	$0.11
Basic, pro forma	$(0.82)	$(0.03)	$(0.80)	$0.08
Diluted, as reported	$(0.82)	$(0.05)	$(0.77)	$0.07
Diluted, pro forma	$(0.82)	$(0.05)	$(0.80)	$0.04

4.	Segment Information:

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

	Sixteen weeks ended		Forty weeks ended
	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Revenues (in thousands):
Sizzler - Domestic	$23,014	$27,167	$64,354	$73,900
Pat & Oscar’s	14,755	12,266	38,495	36,503
Sizzler - International	19,757	18,653	45,092	41,143
KFC	52,805	47,075	123,758	107,777

Total revenues	$110,331	$105,161	$271,699	$259,323

Operating income (loss) (in thousands):
Sizzler - Domestic	$3,476	$1,111	$6,639	$4,719
Pat & Oscar’s	(24,256)	(2,820)	(26,101)	(2,958)
Sizzler - International	894	726	1,358	956
KFC	6,524	5,039	14,618	11,344
Corporate and other	(3,236)	(2,388)	(6,959)	(5,644)

Total operating income	$(16,598)	$1,668	$(10,445)	$8,417

Reconciliation to net income (loss) (in thousands):
Total operating income	$(16,598)	$1,668	$(10,445)	$8,417
Interest expense	830	1,076	2,269	2,357
Investment income, net	251	162	492	423

Income before income taxes and minority interest	(17,177)	754	(12,222)	6,483
Provision for income taxes	4,583	1,646	7,224	3,688
Minority interest expense (benefit)	888	(80)	1,857	(109)

Net income (loss)	$(22,648)	$(812)	$(21,303)	$2,904

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended
	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Revenues from external customers:
Domestic	$37,769	$39,433	$102,849	$110,403
International	72,562	65,728	168,850	148,920

Total revenues	$110,331	$105,161	$271,699	$259,323

	February 6, 2004	April 30, 2004
Long-lived assets:
Domestic	$44,262	$77,279
International	28,282	25,056

	$72,544	$102,335

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units.

The Company completed its annual goodwill impairment test during the second quarter of fiscal year 2005. At that time approximately $21.9 million of the Company’s $23.6 million of goodwill related to its Pat & Oscar’s reporting unit. The remainder primarily related to the Sizzler USA reporting unit. Following its analysis the Company concluded that the fair value of its goodwill exceeded the carrying value and no impairment was recorded.

Subsequent to the completion of its annual goodwill impairment test, the Company entered into negotiations with potential buyers, and as discussed in Note 17, on April 28, 2004, the Company entered into a merger agreement with an entity controlled by Pacific Equity Partners (“PEP”). During the negotiations with PEP and other potential buyers, the Company received offers for Pat & Oscar’s which were substantially less than the carrying value of that reporting unit. This market information led the Company to conclude that there were indicators of impairment and that it was more likely than not that its goodwill was impaired. The Company then completed the second step of the impairment analysis under SFAS 142, “Goodwill and Other Intangible Assets”, determining that the carrying amount of the Pat & Oscar’s reporting unit goodwill exceeded its implied fair value, and that the goodwill was fully impaired. Accordingly, during the third quarter, the Company has recorded a goodwill impairment charge of $21.9 million representing the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s. The changes in the carrying amount of goodwill for fiscal year 2004 and for the third quarter of fiscal year 2005 are below (in thousands):

	Sizzler USA	Pat & Oscar’s	Sizzler International	Total
Goodwill as of April 30, 2003	$1,449	$21,913	$274	$23,636
Goodwill acquired during the year	—	11	—	11

Balance as of April 30, 2004	1,449	21,924	274	23,647
Goodwill impairment	—	(21,924)	—	(21,924)

Goodwill as of February 6, 2005	$1,449	$—	$274	$1,723

The following table sets forth intangible assets by major asset class (in thousands):

	February 6, 2005	April 30, 2004	Weighted Average Amortization Period (years)
Franchise rights	$1,621	$1,518	10
Accumulated amortization	(895)	(757)
Trademarks	1,634	1,589	30
Accumulated amortization	(374)	(311)
Other intangibles	51	51	indefinite

Total intangibles	3,306	3,158
Total accumulated amortization	(1,269)	(1,068)

Net intangibles	$2,037	$2,090

Trademarks consist of costs to register new trademarks and defend existing trademarks. Amortization expense related to intangible assets was $60,000 for the quarter ended February 6, 2005 and is expected to be approximately $190,000 per year in each of the next five fiscal years. Amortization expense related to intangible assets was $54,000 for the quarter ended February 1, 2004. There was no impairment loss recorded during the quarter.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Sixteen weeks ended		Forty weeks ended
(In thousands, except EPS)	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Numerator for basic EPS - Net income (loss)	$(22,648)	$(812)	$(21,303)	$2,904
Income attributed to AMG options dilution (see Note 9)	—	(508)	—	(1,048)
Numerator for diluted EPS - Net income (loss)	$(22,648)	$(1,320)	$(21,303)	$1,856

Denominator for basic EPS - weighted average shares of common stock outstanding	27,648	27,395	27,580	27,355
Effect of dilutive stock options	—	—	—	1,012

Denominator for diluted EPS - adjusted weighted average shares outstanding	27,648	27,395	27,580	28,367

Basic earnings (loss) per share	$(0.82)	$(0.03)	$(0.77)	$0.11

Diluted earning (loss) per share	$(0.82)	$(0.05)	$(0.77)	$0.07

Antidilutive options not included in computation of diluted EPS	4,561	4,755	4,561	1,667

7.	Commitments and Contingencies:

Self-insurance

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities, which have been reported, and those that have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of February 6, 2005, the Company has letters of credit totaling $5.0 million for this purpose, which are secured by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits.

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position, results of operations or cash flows. The following is a summary of the more significant cases pending against the Company:

A subsidiary of the Company remains as a defendant in a lawsuit arising out of an E.coli incident at a Sizzler® franchised location in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages for the death of a minor child who consumed allegedly contaminated food at the Sizzler® restaurant. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals are named defendants in the case. The Company has filed cross-claims against its franchisee and Excel. The case has been referred back to the trial court in Milwaukee following Excel’s failed attempt to be dismissed as a defendant and depositions and written discovery have commenced. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but eight have been settled. The Company anticipates that all of the remaining claims will be settled by the end of first quarter of fiscal year 2006.

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement And General Release with two of the lettuce suppliers and their insurers. Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident. The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements.

8.	Employee Benefit Plans

The Company’s terminated supplemental executive retirement plan (“SERP”) covers 11 former employees and is accounted for under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the sixteen weeks and forty weeks ended February 6, 2005 and February 1, 2004, are as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended
	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Pension Plan:
Interest cost	$205	$233	$513	$583
Recognized net actuarial loss	68	49	170	123

Net periodic benefit cost	$273	$282	$683	$706

9.	Minority Interest and Australian Management Transaction

Minority interest liability is attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiaries, Pat & Oscars and Collins Foods Group (“CFG”).

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.77 at February 6, 2005) to Australian $4.41 (U.S. $3.40 at February 6, 2005), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. An additional, 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter. During the third quarter of fiscal year 2005, the Company purchased 40,000 shares from certain AMG members. Net income for the third quarter reflects minority interest of $0.9 million and during the remainder of fiscal year 2005, net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 18.9 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value of CFG shares on February 6, 2005 was estimated to be Australian $8.54 (U.S. $6.58 at February 6, 2005). .As of February 6, 2005, approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $20.4 million is reflected as a reduction of additional paid-in capital.

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	(150)
Income attributable to minority interest	1,869
Minority interest benefits paid	(106)
Foreign currency translation effect	70

Total	1,683
Value of CFG put	24,962

Total CFG minority interest	26,645
Total Pat & Oscar’s minority interest	22

Total minority interest at February 6, 2005	$26,667

10.	E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but eight have been settled. The Company anticipates that all of the remaining claims will be settled by the end of its first quarter of fiscal year 2006.

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement And General Release with two of the lettuce suppliers and their insurers. Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident. The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material impact on the Company’s financial position, results of operations or cash flows.

The costs related to investigating and minimizing the impact of the E.coli incident through the end of the fiscal quarter ended February 6, 2005 of $0.1 million are reflected in the Company’s Condensed Consolidated Statements of Income. The Company recorded a gain of $1.5 million related to insurance settlements in connection with Pat & Oscar’s E.coli incident in the third fiscal quarter of 2005.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended February 6, 2005 were averaging 4.6 percent above prior year reflecting the continued recovery from the E Coli. incident partially offset by catering sales that have recovered at a pace that is slower than previously expected. Additionally, the prior year’s third quarter benefited from the continuing impact of television advertising which was aired earlier in fiscal 2004. There was similar television advertising in fiscal year 2005 but only through the second quarter. The Company has made a claim under its business interruption insurance policy for the business interruption losses arising from this incident, in an amount preliminarily estimated to be approximately $8.0 million. No amounts were accrued as of February 6, 2005. However, under the terms of the insurance policy, the Company has only recovered $10,000 and its ability to recover any additional amounts under the policy is, at present, doubtful. The Company believes that it has valid claims for damages for such losses against certain other suppliers in its produce supply chain as a result of this incident and has filed claims against such parties in that regard. However, there can be no assurance that the Company will be successful therein, or in any specific amount.

11.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of February 6, 2005 include three New York Sizzler USA restaurants, three California Sizzler USA restaurants and one Pat & Oscar’s restaurant in San Diego.

During the 40 weeks ended February 6, 2005, the Company sold ten Sizzler USA restaurants to franchisees and two restaurants to a third party for a total of $2.6 million. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When the Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchisee sales.

12.	Sale-leaseback transaction

During the third fiscal quarter, the Company completed sale-leaseback transactions on eight Sizzler Domestic properties. The restaurants have been and will continue to be operated by the Company. The Company received cash proceeds of approximately $17.5 million. The lease agreements have a term of ten years and require annual lease payments of approximately $1.3 million. In accordance with SFAS No. 28 “Accounting for Sales with Leasebacks” and SFAS 98, “Accounting for Leases,” the Company recognized a $1.6 million gain and deferred a $7.9 million gain that will be recognized over the ten year life of the lease. The $1.6 million gain represents the excess of the total gain over the present value of the future minimum lease payments. The Company does not have a continuing involvement in the properties sold other than the active use of the properties in consideration for payment of rent.

13.	Repayment of Debt

The Company had a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that was amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million served as collateral for the loan. The agreement was subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and other covenants. During the third fiscal quarter, utilizing the proceeds from sale-leaseback transactions (see Note 12, to the Condensed Consolidated Financial Statements), the Company prepaid the entire outstanding $8.7 million loan amount.

In addition, during the quarter the Company also repaid a $0.1 million, variable interest term loan with Bank of America.

14.	Comprehensive Income (Loss):

Comprehensive income for the periods ended February 6, 2005 and February 1, 2004, is as follows (in thousands):

	Sixteen weeks ended		Forty weeks ended
	February 6, 2005	February 1, 2004	February 6, 2005	February 1, 2004
Net income (loss)	$(22,648)	$(812)	$(21,303)	$2,904
Foreign currency translation adjustments	144	(1,118)	287	(2,444)
Change in fair value of derivative instrument, net of tax	(1)	54	2	52
Minimum pension liability	68	49	170	123

Total comprehensive income (loss)	$(22,437)	$(1,827)	$(20,844)	$635

15.	Asset Impairment Charge

Each quarter the Company performs a review of the undiscounted projected cash flows of each restaurant to the carrying amount of the related assets of underperforming stores. During the quarter it was determined that three Pat & Oscar’s restaurants in Los Angeles County were impaired and, accordingly, an asset impairment charge of approximately $2.8 million was recorded to write down certain leasehold improvements and equipment associated with the three restaurants. This charge is classified under asset impairment in the accompanying condensed consolidated income statements for the sixteen and forty weeks ended February 6, 2005 and February 1, 2004.

16.	Income Tax Provision

For the quarter ended February 1, 2004, the Company’s provision for income taxes was approximately $1.6 million. The effective tax rate varied from the U.S. Federal statutory rate principally as a result of income from the Company’s Australian operations that does not benefit from domestic net operating loss carry-forwards. The provision for income taxes for the quarter ended February 6, 2005 totaled approximately $4.6 million. The effective tax rate for the quarter varied from the U.S. Federal statutory rate principally as a result of income from the Company’s Australian operations that does not benefit from domestic net operating loss carry-forwards. Additionally, no income tax benefit was attributed to the goodwill impairment charge of $21.9 million or the U.S. operating losses.

The provision for income taxes for the quarter ended February 6, 2005, was also impacted by a non-cash charge of approximately $2.0 million recorded by the Company to increase the valuation allowance against its net US deferred income tax assets. With the additional valuation allowance recorded in the third quarter of 2005, the Company’s net US deferred income tax assets total approximately $5.7 million at February 6, 2005. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates and the expected timing and nature of the reversals of its recorded deferred income tax assets.

17.	Subsequent Event

On April 28, 2005, the Company announced that it had entered into a definitive merger agreement with affiliates of an Australian private equity firm, PEP, pursuant to which the affiliates of PEP will acquire all outstanding capital stock of Worldwide Restaurant Concepts. The actual per share merger consideration will be determined by the merger agreement formula using the U.S. dollar to Australian dollar exchange rate one business day before the closing date of the merger. The terms of the merger agreement provide that the per share consideration will vary from a floor of $6.65 if the U.S. dollar to Australian dollar exchange rate is 0.7339 or below to a high of $7.25 if the exchange rate is 0.8410 or above.

Upon completion of the transaction, the affiliates of PEP will own the outstanding capital stock of Worldwide Restaurant Concepts and the stock of Worldwide Restaurant Concepts will no longer be traded publicly. Members of AMG currently own shares of capital stock of CFG. These members are expected to be offered an option to exchange such shares of CFG for a combination of shares of PEP and cash.

The transaction is subject to the approval of the Company’s stockholders, as well as customary closing conditions, including receipt of regulatory approvals and certain third party consents, including, but not limited to, the approval by YUM!

Brands, Inc. of the transfer of franchise agreements for the Company’s KFC® stores in Australia, and receipt by PEP of debt financing required to complete the transaction. The transaction is expected to be completed in the third calendar Quarter of 2005.

The merger agreement provides for an $8.4 million termination fee that would be payable by WRC to PEP if the merger agreement is terminated under the following circumstances: 1) termination by WRC concurrently with its acceptance of a superior takeover proposal; 2) by either WRC or PEP if the WRC stockholders do not approve the merger; or 3) by PEP if the WRC Board of Directors or any committee of the Board withdraws or adversely modifies the merger agreement. In addition, under certain other circumstances WRC would be required to reimburse PEP for its out-of-pocket expenses relating to the merger up to a maximum of $5.6 million. Under no circumstances will WRC be required to both pay a termination fee and reimburse to PEP for its expenses.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Operations of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Sixteen Weeks Ended		Forty Weeks Ended
	February 6, 2005	February 1, 2004	February 6. 2005	February 1, 2004
	%	%	%	%
Revenues
Restaurant sales	97.5	97.6	97.4	97.4
Franchise revenues	2.5	2.4	2.6	2.6

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses
Cost of sales	33.7	34.3	33.4	33.6
Labor and related expenses	26.0	27.0	26.3	26.8
Other operating expenses	23.7	25.5	23.9	24.8
Depreciation and amortization	3.5	3.4	3.5	3.5
General and administrative expenses	8.7	8.3	8.7	8.0
Gain on sale-leaseback & legal settlement	(2.9)	—	(1.2)	—
Asset impairment	2.5	—	1.1	0.1
Goodwill impairment	19.9	—	8.1	—

Total operating costs	115.0	98.5	103.8	96.7

Operating income	(15.0)	1.5	(3.8)	3.3

Interest expense	0.8	1.0	0.8	0.9
Investment income	0.2	0.2	0.2	0.2

Income (Loss) before income taxes and minority interest	(15.6)	0.7	(4.5)	2.6
Provision for income taxes	4.2	1.6	2.7	1.4
Minority interest	0.8	—	0.7	—

Net income (Loss)	(20.6)	(0.9)	(7.8)	1.2

RESULTS OF OPERATIONS FOR THE SIXTEEN WEEKS ENDED FEBRUARY 6, 2005 VERSUS FEBRUARY 1, 2004

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchise fees and royalties from franchised restaurants represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended February 6, 2005 were $110.3 million compared to $105.2 million for the quarter ended February 1, 2004, an increase of $5.1 million or 4.9 percent. The increase is due to a $6.8 million increase in revenues from the international divisions, a $2.5 million increase from the Pat & Oscar’s division partially offset by declines of approximately $4.2 million from the Sizzler Domestic division. The international division increase was due to same store sales increases from the KFC and Sizzler International divisions along with a 4.3 percent increase in the average Australian dollar exchange rate that represents approximately $3.0 million in revenues. Pat & Oscar’s revenues increased due to having one additional Pat & Oscar’s® restaurant open compared to the prior year and same store sales increases evidencing continued recovery from the E.coli incident that occurred in the prior year (see Notes 7 and 10, to the Condensed Consolidated Financial Statements). Sizzler Domestic division revenues were lower due to having 14 fewer Company-owned restaurants open (ten were converted to franchise operations) partially offset by an increase in same store sales.

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended February 6, 2005 were averaging 4.6 percent above prior year reflecting continued recovery from the E Coli. incident partially offset by catering sales that have recovered at a pace that is slower than previously expected. Additionally, the prior year’s third quarter benefited from the continuing impact of television advertising which was aired earlier in fiscal 2004. There was similar television advertising in fiscal year 2005 but only through the second quarter.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2004				FY 2005
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1	QTR 2	QTR 3
SIZZLER
Sizzler Domestic Company-owned	-3.4%	1.4%	1.7%	-1.9%	-2.2%	-1.4%	1.0%
Sizzler Domestic Franchise	-0.8%	2.6%	4.8%	5.8%	2.7%	2.8%	1.2%
Sizzler Domestic Combined	-1.5%	2.3%	3.8%	3.7%	1.6%	2.0%	1.2%
Sizzler International Company-owned	8.6%	4.2%	7.2%	6.7%	8.0%	10.1%	7.1%
Sizzler International Franchise	0.8%	-4.0%	-1.6%	1.5%	3.1%	5.1%	5.9%
Sizzler International Combined	4.3%	-0.3%	3.0%	4.1%	5.5%	7.5%	6.5%
KFC	10.0%	12.8%	8.7%	7.9%	7.7%	6.6%	6.8%
PAT & OSCAR’S	-3.4%	-6.0%	-25.5%	-16.1%	-12.1%	-1.3%	11.0%

Consolidated operating expenses for the quarter ended February 6, 2005 were $126.9 million compared to $103.4 million for the quarter ended February 1, 2004, an increase of $23.5 million or 22.8 percent. The increase is due to the $21.9 million goodwill and $2.8 million asset impairment charges (see Notes 5 and 16, to the Condensed Consolidated Financial Statements.) In addition a 4.3 percent increase in the average Australian dollar exchange rate increased operating expenses by $2.7 million in costs. These increases were partially offset by gains recorded in connection with a Pat & Oscar’s E.coli legal settlement and the Sizzler sale-leaseback transactions completed during the quarter (see notes 10 and 12, to the Condensed Consolidated Financial Statements.) Consolidated operating expenses in the current quarter were also offset by lower operating costs at the Sizzler Domestic division from having 14 fewer Company-owned restaurants open.

Interest expense was $0.8 million for the quarter ended February 6, 2005 compared to $1.1 million for the quarter ended February 1, 2004, a decrease of $0.3 million or 21.7 percent due to lower debt balances. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and debt with GE Capital that was repaid during the quarter. Investment income was $0.3 million in the current quarter compared to $0.2 million in the same period of the prior year, an increase of $0.1 million primarily due to higher cash balances and increasing interest rates.

In fiscal year 2005, the AMG group exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest of $0.9 million for the quarter ended February 6, 2005 primarily represents the AMG’s share of CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of February 6, 2005, Pat & Oscar’s had one market partnership agreement with one regional manager covering 10 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $4.6 million in the current quarter compared to $1.7 million in the same period of the prior year, an increase of $2.9 million. The increase is primarily due to an increase in the valuation allowance against the company’s US deferred income tax assets (see Note 16, to the Condensed Consolidated Financial Statements.) Higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward also contributed to the increase. The effective tax rate was –26.6 percent in the current quarter.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended February 6, 2005 were $23.0 million compared to $27.2 million for the quarter ended February 1, 2004, a decrease of $4.2 million or 15.3 percent. Restaurant sales for the current quarter were $20.7 million compared to $25.1 million in the same period of the prior year. The restaurant sales decrease is due to a reduction of Company-owned locations when compared to the prior year partially offset by a 1.0 percent increase in same store sales associated with successful promotions and newly remodeled facilities in several locations. The Company has several initiatives in place to continue increasing sales including television marketing programs, new menu items and a new customer feedback system. There were 43 Company-operated Sizzler® restaurants as of February 6, 2005 and 57 as of February 1, 2004. Since the third quarter of last year, the Company opened one new restaurant, closed five locations due to unprofitable operations and sold ten locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $2.3 million in the current quarter compared to $2.1 million in the same period of the prior year, an increase of $0.2 million or 7.8 percent. Franchise revenues were higher due to having more franchised locations and higher royalties from franchisees experiencing same store sales increases. Franchise revenues were produced by 194 franchised Sizzler® restaurants, including 16 in Latin America as of February 6, 2005 compared to 186 franchised Sizzler® restaurants, including 15 in Latin America as of February 1, 2004. Since the third quarter of last year, three new franchise locations opened, ten Company-owned locations were sold to franchisees and five locations were closed.

Prime costs were $13.3 million in the current quarter compared to $18.0 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 64.2 percent of net restaurant sales compared to 66.6 percent in the same period of the prior year. The decrease in the prime cost percentage is primarily a result of lower food and labor cost percentages due to a menu price increase taken during the current fiscal year and to tighter operating controls. Lower labor costs were partially offset by higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses were $5.9 million for the current quarter compared to $7.0 million for the same period of the prior year, a decrease of $1.1 million or 16.4 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants.

Gain on sale-leaseback of $1.6 million relates to a sale-leaseback transaction on eight Sizzler properties that was completed during the current quarter. The restaurants have been and will continue to be operated as Sizzler restaurants by the Company (see Note 12, to the Condensed Consolidated Financial Statements).

Management is continuing to implement its plan to enhance and grow the Sizzler® concept as an affordable, quick-casual restaurant offering a selection of core menu items such as grilled steak, chicken and seafood and a signature salad bar served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès such as ground steak burgers and trio meals featuring steak that are highlighted with photos on re-designed menu boards and are accompanied with new marketing and promotional programs.

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, accent walls covered with ledger rock, contemporary lighting and a more open floor plan, cook line and order area. During the current fiscal year the Company evaluated the remodel program and determined a minimum of five key branding elements are needed. Based on this research the Company is requiring all Company-owned and franchise stores be updated with these elements by the end of fiscal year 2005. There were 16 remodels completed through the current fiscal year to date period and two completed in the fourth quarter of fiscal year 2005.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative, the Company has three Company-owned locations in California that it plans to transition to franchisees or third parties. The Company is continuing to execute its plan to transition two remaining New York area restaurants to third parties or franchisees and expects this transition to be substantially completed by the first quarter of fiscal year 2006. The third New York area Company-owned location will close in the second quarter of fiscal year 2006 when its lease term expires.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $14.8 million for the quarter ended February 6, 2005 compared to $12.3 million in the same period of the prior year, an increase of $2.5 million or 20.3 percent. The increase was primarily driven by increased same store sales of 11.0 percent evidencing continued recovery from an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 (see Notes 7 and 10, to the Condensed Consolidated Financial Statements). The number of restaurants increased to 22 at the end of the current quarter compared to 21 restaurants in the same period of the prior year. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets and grow customer counts in existing markets. The initiatives include print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force.

Prime costs were $9.2 million in the current quarter compared to $8.3 million in the same period of the prior year. Prime costs, which include food and labor, decreased to 62.5 percent of net sales compared to 67.5 percent in the same period of the prior year. The decrease in the prime cost percentage is due to lower food and labor costs associated with a menu price increase taken during the fiscal year. Labor costs as a percent of sales were also lower due to increased productivity, resulting from higher sales but were partially offset by higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses amounted to $4.5 million for the current quarter and the prior year quarter. Higher costs from having one additional restaurant in the current year were offset with higher marketing costs associated with the Company’s first ever television campaign in San Diego during the third quarter of fiscal year 2004.

Gain on legal settlement relates to $1.5 million recorded by Pat & Oscar’s division in connection with an insurance settlement agreement arising out of the E.coli incident during the second fiscal quarter of 2004 (see Note 10, to the Condensed Consolidated Financial Statements).

During the current quarter the Company recorded a $21.9 million goodwill impairment related to the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s (see Note 5, to the Condensed Consolidated Financial Statements.)

The $2.8 million asset impairment charge relates to the write down of three Pat & Oscar’s restaurants in the current quarter compared to no write-downs in the prior year. All three restaurants are located in the Los Angeles market and management attributes the write-downs to unfavorable real estate site characteristics that delayed the sales growth of these locations. See Note 15, to the Condensed Consolidated Financial Statements.

Since the third quarter of last year, the Company opened three new restaurants and closed two. One of the restaurants was closed due to unprofitable operations and the second one involved a buy-out by the landlord to make room for an adjacent condominium development. The Company had intended to open up to six additional locations in fiscal year 2006 with new development focusing on Southern California with emphasis outside of San Diego County; however, in light of the PEP transaction, see Note 17- Subsequent Event, to the Condensed Consolidated Financial Statements, these plans are in abeyance pending the outcome of the transaction.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended February 6, 2005 were $19.8 million compared to $18.7 million for the quarter ended February 1, 2004, an increase of $1.1 million or 5.9 percent. This increase was driven by a 7.1 percent increase in same store sales for Company-owned restaurants and a 4.3 percent increase in the average Australian dollar exchange rate that was partially offset by having fewer Company-owned restaurants operating during the current quarter, due to the relocation of one restaurant. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. Restaurant sales for the current quarter were $19.2 million compared to $18.2 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and in the comparable prior year quarter. Franchise revenues remained unchanged at $0.5 million. Franchise revenues were produced by two joint venture restaurants and 41 international franchised Sizzler® locations, compared to two joint venture restaurants and 39 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened four franchise locations and closed two franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and China.

Prime costs were $12.7 million in the current quarter compared to $11.8 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 66.0 percent of sales compared to 64.8 percent in the same period of the prior year. Prime costs as a percent of sales increased due to higher labor costs associated with additional statutory holidays in the current quarter partially offset by a lower food cost percentage resulting from menu price increases implemented since the third quarter of fiscal year 2004 that passed on to customers wage and commodity price increases.

Other operating expenses were $4.4 million for the current quarter compared to $4.5 million for the same period of the prior year, a decrease of $0.1 million or 2.5 percent. The decrease is primarily due to an asset write-off during the same quarter of fiscal year 2004. The decrease was partially offset by a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal quarter, the Company opened one new restaurant and completed the relocation of another restaurant. In addition, during the current fiscal quarter, the Company completed one remodel. The Company remodeled one additional restaurant in the fourth quarter of fiscal year 2005.

KFC OPERATIONS

Revenues for the quarter ended February 6, 2005 were $52.8 million compared to $47.1 million for the quarter ended February 1, 2004, an increase of $5.7 million or 12.2 percent. This increase is due to a 6.8 percent increase in same store sales and a 4.3 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current quarter and comparable prior year quarter.

Prime costs were $30.7 million in the current quarter compared to $27.7 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 58.1 percent of sales compared to 58.9 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower food costs as a percent of sales resulting from menu price increases and promotional sales mix. Labor costs as a percent of sales were also lower due to increased productivity, resulting from higher sales and guest counts.

Other operating expenses were $12.2 million for the current quarter compared to $11.1 million for the same period of the prior year, an increase of $1.1 million or 10.2 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed one remodel. The Company remodeled two additional restaurants and performed limited upgrades to three others during the fourth quarter of fiscal year 2005.

RESULTS OF OPERATIONS FOR THE FORTY WEEKS ENDED FEBRUARY 6, 2005 VERSUS FEBRUARY 1, 2004

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchise fees and royalties from franchised restaurants represent the Company’s primary sources of revenue. Consolidated revenues for the forty weeks ended February 6, 2005 were $271.7 million compared to $259.3 million for the forty weeks ended February 1, 2004, an increase of $12.4 million or 4.8 percent. The increase is due to a $19.9 million increase in revenues from the international divisions and a $2.0 million increase from the Pat & Oscar’s division partially offset by declines of approximately $9.5 million from the Sizzler Domestic division. The international division’s increase was due to a 6.1 percent increase in the average Australian dollar exchange rate that represents approximately $9.7 million in revenues. In addition, there were same store sales increases from the KFC and Sizzler International divisions. These increases were partially offset by a decrease in domestic revenues. Sizzler Domestic division revenues were lower due to having 14 fewer Company-owned restaurants open (ten were converted to franchise operations) and to a decrease in same store sales. Pat & Oscar’s revenues increased due to having one additional Pat & Oscar’s® restaurant open compared to the prior year but were partially offset by declines in same store sales following the E.coli incident and related news stories (see Notes 7 and 10, to the Condensed Consolidated Financial Statements).

The Company anticipates that as a result of this E.coli incident, Pat & Oscar’s will continue to experience lowered profitability through the end of fiscal year 2005 in an amount not presently quantifiable. As of the date of this report filing, weekly same store sales subsequent to the end of the fiscal quarter ended February 6, 2005 were averaging 4.6 percent above prior year reflecting continued recovery from the E Coli. incident partially offset by catering sales that have recovered at a pace that is slower than previously expected. Additionally, the prior year’s third quarter benefited from the continuing impact of television advertising which was aired earlier in fiscal 2004. There was similar television advertising in fiscal year 2005 but only through the second quarter.

Consolidated operating expenses for the forty weeks ended February 6, 2005 were $282.1 million compared to $250.7 million for the forty weeks ended February 1, 2004, an increase of $31.4 million or 12.6 percent. The increase is due to the $21.9 million goodwill and $2.8 million asset impairment charges (see Notes 5 and 16, to the Condensed Consolidated Financial Statements.) In addition a 6.1 percent increase in the average Australian dollar exchange rate increased operating expenses by $8.8 million. The remaining increase is due to the addition of one new Pat & Oscar’s® and increased sales volumes from the Company’s international operations. The increase was partially offset by gains recorded on a Pat and Oscar’s E.coli legal settlement and on a Sizzler sale-leaseback transaction completed during the quarter (see notes 10 and 12, to the Condensed Consolidated Financial Statements). The Company also reported a $1.0 million foreign exchange gain in fiscal year 2004 compared to an immaterial gain in the same period of fiscal year 2005.

Interest expense was $2.3 million for the forty weeks ended February 6, 2005 and for the forty weeks ended February 1, 2004. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financings from GE Capital. Investment income was $0.5 million compared to $0.4 million in the same period of the prior year, an increase of $0.1 million primarily due to higher cash balances.

In fiscal year 2005, the AMG group exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest of $1.9 million primarily represents the AMG’s share of the CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an immaterial amount of minority interest represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of those minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of February 6, 2005, Pat & Oscar’s had one market partnership agreement with one regional manager covering 10 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $7.2 million in the first forty weeks of fiscal year 2005 compared to $3.7 million in the same period of the prior year, an increase of $3.5 million. The increase is due an increase in the valuation allowance against the company’s US deferred income tax assets (see

Note 16, to the Condensed Consolidated Financial Statements.) Higher income from the Company’s international division that does not benefit from the domestic net operating loss carry-forward also contributed to the increase. The effective tax rate was –59.1 percent compared to 56.9 percent in the same period of the prior year.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 6, 2005 were $64.4 million compared to $73.9 million for the forty weeks ended February 1, 2004, a decrease of $9.5 million or 12.9 percent. Restaurant sales for the current forty weeks were $58.5 million compared to $68.4 million in the same period of the prior year. The restaurant sales decrease is primarily due to a reduction of Company-owned locations when compared to the prior year and a 0.7 percent decrease in same store sales driven in part by higher consumer gas prices. The Company has several initiatives in place to increase sales including television marketing programs, new menu items and a new customer feedback system. There were 43 Company-operated Sizzler® restaurants as of February 6, 2005 and 57 as of February 1, 2004. Since the third quarter of last year, the Company opened one new restaurant, closed five locations due to unprofitable operations and sold ten locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $5.9 million for the first forty weeks of fiscal year 2005 compared to $5.5 million in the same period of the prior year, an increase of $0.4 million or 7.2 percent. Franchise revenues were higher due to having more franchised locations and higher royalties from franchisees experiencing same store sales increases. Franchise revenues were produced by 194 franchised Sizzler® restaurants, including 16 in Latin America as of February 6, 2005 compared to 186 franchised Sizzler® restaurants, including 15 in Latin America as of February 1, 2004. Since the third quarter of last year, three new franchise locations opened, ten Company-owned locations were sold to franchisees and five locations were closed.

Prime costs were $37.7 million for the forty weeks ended February 6, 2005 compared to $44.6 million in the same period of the prior year. Prime costs, which include food and labor, were 64.4 percent of net restaurant sales compared to 65.2 percent in the same period of the prior year. The decrease in prime costs percentage is due to lower food costs as a result of a menu price increase that passed on to customers commodity price increases. Labor costs as percentage of sales increased due to higher health and workers’ compensation insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses were $16.5 million for the current fiscal year compared to $19.0 million for the same period of the prior year, a decrease of $2.5 million or 13.4 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants. In addition, the current year includes $0.4 million in credits from the reversal of straight-line rent and deferred rent liabilities related to restaurant leases that either ended or were assigned. This compared with a $0.3 million credit in the prior quarter from reversal of deferred rent liabilities from two locations that were sold to franchisees.

Gain on sale-leaseback of $1.6 million relates to a sale-leaseback transaction on eight Sizzler properties that was completed during the current quarter. The restaurants have been and will continue to be operated as a Sizzler restaurant by the Company (see Note 12, to the Condensed Consolidated Financial Statements).

The asset impairment charge of $0.3 million in the current fiscal year relates to two New York area restaurants compared to $0.2 million in the prior year related to one California location.

Management is continuing to implement its plan to enhance and grow the Sizzler® concept as an affordable, quick-casual restaurant offering a selection of core menu items such as grilled steak, chicken and seafood and a signature salad bar served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès such as ground steak burgers and trio meals featuring steak that are highlighted with photos on re-designed menu boards and are accompanied with new marketing and promotional programs.

The Company is also implementing a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, accent walls covered with ledger rock, contemporary lighting and a more open floor plan, cook line and order area. During the quarter the Company evaluated the remodel program and determined a minimum of five key branding elements are needed. Based on this research the Company is requiring all Company-owned and franchise stores be updated with these elements by the end of fiscal year 2005. The Company has completed 16 remodels in fiscal year 2005 and 29 remodels since the program started. There were 16 remodels completed through the current fiscal year to date period and two completed in the fourth quarter of fiscal year 2005.

During fiscal year 2004, the Company reached a strategic decision to grow the Sizzler® brand in the United States through franchising. As part of this initiative, the Company has three Company-owned locations in California that it plans to transition to franchisees or third parties. The Company is continuing to execute its plan to transition two remaining New York area restaurants to third parties or franchisees and expects this transition to be substantially completed by the first quarter of fiscal year 2006. The third New York area Company-owned location will close in the second quarter of fiscal year 2006 when its lease term expires.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $38.5 million for the forty weeks ended February 6, 2005 compared to $36.5 million in the same period of the prior year, an increase of $2.0 million or 5.5 percent. The increase in revenues is primarily due to an increase in the number of restaurants to 22 in the current fiscal year compared to 21 in the same period of the prior year. The increase in revenues was partially offset by soft sales due to an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 and resulted in a decrease of 0.7 percent in same store sales for the forty weeks ended February 6, 2005 (see Notes 7 and 10, to the Condensed Consolidated Financial Statements.) The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets and grow customer counts in existing markets. The initiatives include print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force.

Prime costs were $24.2 million for the forty weeks ended February 6, 2005 compared to $22.5 million in the same period of the prior year. Prime costs, which include food and labor, increased to 62.8 percent of net sales compared to 61.7 percent in the same period of the prior year. The increase in the prime cost percentage is due to higher food costs primarily associated with commodity price increases for cheese, ribs and chicken. Labor costs as a percent of sales were lower due to increased productivity, resulting from higher sales but were partially offset by higher workers’ compensation and health insurance costs. Worker’s compensation costs continue to rise due to the increasing cost of settling claims in California.

Other operating expenses amounted to $12.1 million for the forty weeks ended February 6, 2005 compared to $11.4 million for the same period in the prior year, an increase of $0.7 million or 6.3 percent primarily due to new restaurant openings and marketing costs associated with the television campaign in San Diego during the earlier part of the fiscal year.

Gain on legal settlement relates to $1.5 million recorded by the Pat & Oscar’s division in connection with an insurance settlement agreement arising out of the E.coli incident during the second fiscal quarter of 2004 (see Note 10, to the Condensed Consolidated Financial Statements).

During the current quarter the Company recorded a $21.9 million goodwill impairment related to the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s (see Note 5, to the Condensed Consolidated Financial Statements.)

The $2.8 million asset impairment charge relates to the write down of three Pat & Oscar’s restaurants in the current quarter compared to no write-downs in the prior year. All three restaurants are located in the Los Angeles market and management attributes the write-downs to unfavorable real estate site characteristics that delayed the sales growth of these locations. See Note 15, to the Condensed Consolidated Financial Statements.

Since the third quarter of last year, the Company opened three new restaurants and closed two. One of the restaurants was closed due to unprofitable operations and the second one involved a buy-out by the landlord to make room for an adjacent condominium development. The Company had intended to open up to six additional locations in fiscal year 2006 with new development focusing on Southern California with emphasis outside of San Diego County; however, in light of the PEP transaction, see Note 17- Subsequent Event, to the Condensed Consolidated Financial Statements, these plans are in abeyance pending the outcome of the transaction.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the forty weeks ended February 6, 2005 were $45.1 million compared to $41.1 million for the forty weeks ended February 1, 2004, an increase of $4.0 million or 9.6 percent. This increase was driven by a 8.2 percent increase in same store sales for Company-owned restaurants and a 6.1 percent increase in the average Australian dollar exchange rate that was partially offset by having fewer Company-owned restaurants operating on average during the current fiscal year, due to the relocation of one restaurant. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a menu price increase. Restaurant sales for the current fiscal year were $43.8 million compared to $40.0 million in the same period of the prior year, produced by 29 restaurants operating during the current fiscal year and 29 restaurants in the comparable prior year period. Franchise revenues were $1.3 million in the current fiscal year compared to $1.1 million in the same period of the prior year, an increase of $0.2 million or 11.3 percent primarily due to an increase in exchange rates and having more franchise locations. Franchise revenues were produced by two joint venture restaurants and 41 international franchised Sizzler® locations, compared to two joint venture restaurants and 39 international franchised locations in the same period of the prior year. Since the third quarter of last year, the Company opened four franchise locations and closed two franchise locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and China.

Prime costs were $29.0 million for the forty weeks ended February 6, 2005 compared to $26.3 million in the same period of the prior year. Prime costs, which include food, paper and labor, increased to 66.2 percent of sales compared to 65.9 percent in the same period of the prior year. Prime costs as a percent of sales increased due to higher labor cost associated with higher hourly wages and additional statutory holidays partially offset by a lower food cost percentage resulting from menu price increases implemented since the third quarter of fiscal year 2004 that passed on to customers wage and commodity price increases.

Other operating expenses were $10.1 million for the current fiscal year compared to $9.8 million for the same period of the prior year, an increase of $0.3 million or 3.4 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel. During the current fiscal year, the Company opened one new restaurant and completed the relocation of another restaurant. In addition, during the current fiscal year, the Company completed six remodels. The Company remodeled one additional restaurant in the fourth quarter of fiscal year 2005.

KFC OPERATIONS

Revenues for the forty weeks ended February 6, 2005 were $123.8 million compared to $107.8 million for the forty weeks ended February 1, 2004, an increase of $16.0 million or 14.8 percent. This increase is due to a 7.0 percent increase in same store sales and a 6.1 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current fiscal year and comparable period in the prior year.

Prime costs for the forty weeks ended February 6, 2005 were $71.4 million compared to $63.2 million in the same period of the prior year. Prime costs, which include food, paper and labor, decreased to 57.7 percent of sales compared to 58.7 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower food costs as a percent of sales resulting from menu price increases and promotional sales mix. Labor costs as a percent of sales were also lower due to increased productivity, resulting from higher sales and guest counts.

Other operating expenses were $28.4 million for the current fiscal year compared to $25.3 million for the same period of the prior year, an increase of $3.1 million or 12.5 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program. During the current quarter, the Company completed one remodel. The Company remodeled two additional restaurants and performed limited upgrades to three others during the fourth quarter of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2004, remain appropriate.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s existing contractual obligations as of February 6, 2005.

Year	Long-Term Debt (a)	Interest on Long-Term Debt (b)	Operating Leases	Pension Benefits	Total
Year 1	$7.0	$1.7	$22.3	$1.3	$32.3
Year 2	5.5	0.8	20.4	1.3	28.0
Year 3	0.8	0.5	18.0	1.3	20.6
Year 4	0.5	0.3	15.8	1.3	17.9
Year 5	0.2	0.2	13.7	1.0	15.1
Thereafter	2.2	3.1	37.7	7.4	50.4

Total	$16.2	$6.6	$127.9	$13.6	$164.3

(a)	Includes capital lease obligations of $4.4 million.

(b)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of February 6, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of February 6, 2005 will remain in effect until maturity.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $14.2 million for the first forty weeks of fiscal year 2005 compared to $4.1 million for the same period of the prior year. The increase is due to a net decrease in cash used by operating assets and liabilities of $6.7 million and by increase in net income adjusted for depreciation and amortization expense and other non-cash items of $3.4 million.

The Company’s working capital at February 6, 2005 was $2.9 million including cash, cash equivalents and restricted cash totaling $34.2 million, of which $9.9 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of February 6, 2005, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits and cash collateral for a letter of credit with a bank. At April 30, 2004, the Company had working capital of $1.1 million. The increase in working capital is primarily due to cash provided by operations and sale-leaseback of certain properties partially offset by funds expended for remodel programs and new restaurants, The Company’s current ratio was 1.1 at February 6, 2005 and 1.0 at April 30, 2004.

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

Capital Expenditures

Capital expenditures were $10.6 million for the first forty weeks ended February 6, 2005 which included $1.8 million used for development of new restaurants and $8.8 million for remodels and improvements of existing restaurants and improvements across all divisions.

During the remainder of fiscal year 2005, the Company plans to expand its international operations through additional investment in Company-owned restaurants. The Company intends to remodel two KFC® restaurants at a cost of approximately $0.5 million each, reimage three KFC® restaurants at a cost of $0.1 million each and remodel two Sizzler® Australia restaurants at a cost of approximately $0.2 million each. The Company’s domestic operations will primarily be expanded by additional development of U.S. Sizzler franchise operations that do not require the Company’s capital and by growing the Pat & Oscar’s concept through new restaurants. The Company completed 2 additional Sizzler® remodels at a cost ranging of approximately $0.1 million during the fourth quarter of fiscal year 2005.

The Company estimates that total capital expenditures in fiscal year 2006 will be approximately $15.7 million. The Company plans to fund this requirement with existing cash and cash flow from operations and may also utilize lease financing to support its expansion activities.

Debt

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $30.8 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at February 6, 2005), plus a 2.3 percent margin. At February 6, 2005, the Company’s unpaid principal balance on the Credit Facility was approximately $10.8 million ($14.0 million in Australian dollars).

The Company had a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that was amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million were collateral for the loan. The agreement was subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum EBITDA and others which management believes are customary for loans of this type. During the third fiscal quarter, utilizing the proceeds from sale-leaseback transactions (see Note 12, - Sale-leaseback transaction, to the Condensed Consolidated Financial Statements), the Company repaid the entire outstanding $8.7 million loan amount. Capital lease obligations and mortgage obligations were $5.4 millions at February 6, 2005.

During the quarter, the Company also repaid a $0.1 million, variable interest term loan with Bank of America.

The Company is in compliance with all debt covenants and restrictions as of February 6, 2005 and expects to be in compliance for the foreseeable future.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. The exercise price of the options ranged from Australian $1.00 (U.S. $0.77 at February 6, 2005) to Australian $4.41 (U.S. $3.40 at February 6, 2005), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. An additional, 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter. During the third quarter of fiscal year 2005, the Company repurchased 40,000 shares from certain AMG members. Net income for the third quarter reflects minority interest of $0.9 million and during the remainder of fiscal year 2005, net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 18.9 percent.

The CFG options were considered in the computation of diluted earnings per share. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at their fair value as of the balance sheet date. The fair market value of CFG shares on February 6, 2005 was estimated to be Australian $8.54 (U.S. $6.58 at February 6, 2005). As of February 6, 2005 approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $20.4 million is reflected as a reduction of additional paid-in capital.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of February 6, 2005 is the same as described Item 7A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2004, except as follows:

Interest rate risk

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $30.8 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.5 percent at February 6, 2005), plus a 2.3 percent margin. At February 6, 2005 the Company’s unpaid principal balance on the Credit Facility was approximately $10.8 million ($14.0 million in Australian dollars).

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At February 6, 2005, the notional amount of the interest rate cap contract is approximately $3.1 million which covered approximately 28.6 percent of the loan principal outstanding and expires on January 1, 2006.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At February 6, 2005, the notional amount of the interest rate swap contract is approximately $3.1 million and covered approximately 28.6 percent of the loan principal outstanding and expires on January 1, 2006.

The Company calculated that a hypothetical 10.0 percent change in interest rates, as defined above, in the near-term would not change the interest expense by a material amount for a one-year period.

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

The Company carried out an evaluation, under the supervision of the Company’s management, including the Company’s Chief Financial Officer and the Company’s President and Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of February 6, 2005, the Company’s disclosure controls and procedures were not effective due to a material weakness which resulted in the restatement of the Company’s previously issued financial statements as discussed below.

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

In a meeting held on March 24, 2005, among the Company’s management, and the Chair of the Audit Committee, management reached the preliminary determination that the Company’s accounting for tenant improvement allowances and rent holidays was incorrect. Management recommended, and the Chair of the Audit Committee concurred, that the Company should file a Form 12b-25 to extend the time to file the Company’s Quarterly Report on Form 10-Q for the period ended February 6, 2005 (the “fiscal 2005 Third Quarter Form 10-Q”), so that management, the Audit Committee and the Company’s independent registered public accountants would have time to review the filing. On March 21, 2005, the Company filed a Form 12b-25 and a Current Report on Form 8-K reporting that the Company would delay filing its fiscal 2005 Third Quarter Form 10-Q until after the March 23, 2005 extended due date.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (b) the continuing of the repositioning of the Sizzler® concept in Australia by implementation of upgraded food quality and cooking methods and provision of better service; (c) the plan to open up to six new Pat & Oscar’s® locations in fiscal year 2006 on hold; (d) the continuation of the KFC® scrape and rebuild program, the planned completion of KFC® remodels at two locations and planned limited upgrades of three KFC® restaurants during the remainder of fiscal year 2005; (e) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (f) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cash flows arising from the San Diego area E.coli incident; (g) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; (j) estimates of the Company future capital expenditures and whether any future borrowings will be required; (k) the plan to franchise or sell up to three New York area Sizzler® locations now owned by the Company in fiscal year 2006; and (l) the expectation that the PEP transaction will close in the third quarter of calendar year 2005.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (b) the sufficiency of cash or capital to continue the repositioning of the Australian Sizzler® concept, continue the facilities upgrade of KFC® locations, and fund the Australian Sizzler® and KFC® remodels limited up-grades; (c) the Company’s ability to resolve successfully the legal and other contingencies reported herein; (d) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (e) the Company’s ability to recover for any lost business income under its insurance coverage for food borne illness or from its suppliers; (f) the Company’s ability to manage effectively its costs and expenses and meet all of its debt service requirements and working capital needs; (g) the ability of the Company to successfully complete the California and New York area Sizzler® franchising and third-party sales programs; (h) whether the Company and PEP will be able to obtain the approvals of Yum! Brands, the Company’s stockholders, regulatory agencies and other required third parties and satisfy all customary closing conditions to enable the transaction to close in the third calendar quarter of 2005 and (i) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K and Annual Reports on Form 10-K and 10-K/A. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required to do so by applicable securities laws.

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

A subsidiary of the Company remains as a defendant in a lawsuit arising out of an E.coli incident at a Sizzler® franchised location in Milwaukee, Wisconsin in July 2000. The plaintiffs seek monetary damages for the death of a minor child who consumed allegedly contaminated food at the Sizzler® restaurant. The Company’s former meat supplier, Excel Corporation (“Excel”) and the Company’s former franchisee, E&B Management Company, and E&B Management Company’s principals are named defendants in the case. The Company has filed cross-claims against its franchisee and Excel. The case has been referred back to the trial court in Milwaukee following Excel’s failed attempt to be dismissed as a defendant and depositions and written discovery have commenced. The Company believes that the resolution of all claims associated with the Milwaukee E.coli incident will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but eight have been settled. The Company anticipates that all of the remaining claims will be settled by the end of the first quarter of fiscal 2006. On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement And General Release with two of the lettuce suppliers and their insurers. Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident. The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending and bodily injury claims arising out of the E.coli incident and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows. (See Note 10 - E.coli Incident, to the Condensed Consolidated Financial Statements.)

ITEM 6:	EXHIBITS

a.	Exhibits:

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc. Registrant

Date: June 10, 2005	/s/ Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer and Director

Date: June 10, 2005	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: June 10, 2005	/s/ Mary E. Arnold
Mary E. Arnold
Vice President and Controller