Form 10-K
period 2005-04-30
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-08-03
CIK 870760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to

Commission file number 1-10711

WORLDWIDE RESTAURANT CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4307254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15301 Ventura Blvd., Suite 300, Building B, Sherman Oaks, California 91403

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (818) 662-9800

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒YES ☐NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, October 17, 2004, as computed by reference to the closing sale price of such shares on the New York Stock Exchange on such date, was $91,126,329.

The number of shares outstanding of common stock, $0.01 par value, as of July 24, 2005, was 27,879,764.

TABLE OF CONTENTS

Item

	PART I

1.	Business	3
2.	Properties	8
3.	Legal Proceedings	9
4.	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of the Registrant	11

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
6.	Selected Financial Data	13
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
7A.	Quantitative and Qualitative Disclosures about Market Risk	32
8.	Financial Statements and Supplementary Data	F-1
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	34
9A.	Controls and Procedures	34
9B	Other Information	40

	PART III

10.	Directors and Executive Officers of the Registrant	41
11.	Executive Compensation	43
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions	49
14.	Principal Accountant Fees and Services	49

	PART IV

15.	Exhibits and Financial Statement Schedules	51

PART I

Item 1: Business

General

Worldwide Restaurant Concepts, Inc. and its subsidiaries (hereinafter collectively referred to as “WRC” or the “Company”) are principally engaged in the operation, development and franchising of the Sizzler® concept, the operation and development of the Pat & Oscar’s® concept and the operation of KFC® franchises.

Restaurant Concepts

Sizzler® Restaurants

The Company operates and franchises 310 Sizzler® restaurants in the United States, Australia, Latin America, Asia and New Zealand.  Sizzler® restaurants operate in the quick-casual dining market, featuring a selection of grilled steak, chicken and seafood entrées, sandwiches and specialty platters, as well as a fresh fruit and salad bar in a casual dining environment.  Sizzler® restaurants provide guests with a service system in which guests place orders and pay upon entering the restaurant and are then seated and assisted by a server who delivers entrées and follows-up on guest service.  This system combines the benefits of convenience with the experience of a full service restaurant.  Sizzler® restaurants in Asia provide full table service where customers are served at the table and pay after their meal.

Sizzler® restaurants are typically free-standing buildings that are 5,000 to 6,000 square feet providing seating for 150 to 200 guests.  The restaurants are generally open for lunch and dinner seven days a week.  During fiscal year 2005, lunch and dinner sales were approximately 41.7 percent and 58.3 percent, respectively, in the United States.  In Australia, lunch and dinner sales were approximately 34.0 percent and 66.0 percent, respectively.  The average restaurant guest check was approximately $10.75 in the United States and $11.60 in Australia ($15.63 Australian dollars).

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

Operating segment information for fiscal years 2005, 2004 and 2003 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Pat & Oscar’s®  Restaurants

On August 30, 2000, the Company completed the acquisition of 82.0 percent of the outstanding membership interests of FFPE, LLC (“FFPE”), a then newly organized entity that owned the assets used in the operation of Pat & Oscar’s® restaurants (formerly doing business under the name “Oscar’s”).  The terms of the acquisition included the Company’s payment of approximately $15.2 million in cash and issuance of warrants to purchase up to 1,250,000 shares of WRC common stock at $4.00 per share.  An earn-out of $1.0 million was paid in fiscal year 2004. The warrants were exercised in fiscal year 2005.

The terms of the acquisition also included put and call options for the purchase of the remaining 18.0 percent minority interest.  On April 16, 2002, the Company received a notice of intent to exercise one of the put options. This resulted in the Company acquiring an additional 5.2 percent of the outstanding membership interests of FFPE, subject to that put, for approximately $1.0 million on June 28, 2002. On

October 9, 2002, the Company exercised its call option for the remaining 12.8 percent minority interest in Pat & Oscar’s and accrued approximately $1.4 million for its purchase. Mr. Sarkisian, the former owner, disputed the $1.4 million amount and the payment and tender of the remaining 12.8 percent interest was delayed pending the resolution of the litigation initiated by Mr. Sarkisian.  On November 11, 2003, the parties entered into a settlement agreement which provided for dismissal of the plaintiffs’ appeal, thereby permitting the Court’s judgment to become final, and finalizing the Company’s purchase of the plaintiffs’ 12.8 percent interest in Pat & Oscar’s for $1.4 million under the call option agreement.  The acquisition resulted in goodwill of approximately $21.9 million including the put, call and earn-out amounts.  All goodwill related to the acquisition was written off in fiscal year 2005. See Note 3 - Goodwill and Other Intangibles, to the Consolidated Financial Statements.

Under the Pat & Oscar’s® concept, the Company operates 21 restaurants in Southern California and features a selection of pizza, pasta, chicken, ribs and salad entrées as well as fresh home-made breadsticks served hot from the oven. Founded in 1991, Pat & Oscar’s® was a pioneer in the quick-casual restaurant market that offers great tasting, homemade food promptly served in a clean, relaxed and friendly atmosphere.  This system combines the benefits of convenience with the experience of a full service restaurant.

Pat & Oscar’s® restaurants are typically free-standing buildings or end-cap sites located in strip malls and are 5,500 to 6,500 square feet including patios ranging from 500 to 2,000 square feet.  Approximately 200 to 250 seats are available.  Pat & Oscar’s® also offers catering, home-delivery and carry-out services, which represent approximately 42.9 percent of total revenues.  During fiscal year 2005, lunch and dinner sales including catering and home delivery were approximately 48.0 percent and 52.0 percent, respectively. The average transaction, including dine-in, take-out, delivery and catering was $7.80.

Operating segment information for fiscal years 2005, 2004 and 2003 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

KFC® Restaurants

The Company operates 111 KFC® restaurants in Queensland, Australia and one KFC® restaurant in New South Wales, Australia under franchise agreements with Yum! Brands, Inc.  KFC® restaurants in Australia operate in the quick-service dining market and feature fried chicken, sandwiches and various side orders such as fries, sodas and mashed potatoes.  During fiscal year 2005, lunch and dinner sales were approximately 39.0 percent and 61.0 percent, respectively.  The average guest check was approximately $7.41 ($9.98 in Australian dollars).  KFC® restaurants are typically free-standing buildings that are 1,875 to 3,300 square feet, providing seating for 20 to 100 guests.  Approximately 69.0 percent of the restaurants offer drive-thru windows and approximately 21.0 percent are located in shopping mall food courts.  At the end of fiscal year 2005 the Company operated 26 KFC® restaurants that offered “face-to-face” drive-thru windows where customers place their order with a restaurant staff member in person. The remaining terms of the Company’s franchise agreements vary from one to 12 years and require payment of royalties based on a percentage of sales.  Agreements with remaining terms of less than 10 years have renewal options for terms varying from nine to 12 years. As a franchisee, the Company is required to contribute a percentage of revenues to a national Australian cooperative advertising fund administered by the franchisor and contribute to local advertising initiatives.

Operating segment information for fiscal years 2005, 2004 and 2003 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 – Information by Industry Segment and Geographic Area, to the Consolidated Financial Statements.

Merger Agreement with Pacific Equity Partners

On April 28, 2005, the Company announced that it had entered into a definitive merger agreement with affiliates of an Australian private equity firm, Pacific Equity Partners (“PEP”), pursuant to which the affiliates of PEP will acquire all outstanding capital stock of WRC.  The actual per share merger consideration will be determined by the merger agreement formula using the U.S. dollar to Australian dollar exchange rate one business day before the closing date of the merger. The terms of the merger agreement provide that the per share consideration will vary from a floor of $6.65 if the U.S. dollar to Australian dollar exchange rate is 0.7339 or below to a high of $7.25 if the exchange rate is 0.8410 or above.

Upon completion of the transaction, the affiliates of PEP will own 100% of the outstanding capital stock of WRC and the stock of WRC will no longer be traded publicly. Members of the Company’s Australian Management Group (“AMG”) currently own shares of capital stock of Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia.  AMG members are expected to be offered an option to exchange such shares of CFG for a combination of shares of an affiliate of PEP and cash.

The transaction is subject to the approval of the Company’s stockholders, as well as customary closing conditions, including receipt of regulatory approvals and certain third party consents, including, but not limited to, the approval by YUM! Brands, Inc. of the transfer of franchise agreements for the Company’s KFC® stores in Australia, and receipt by PEP of debt financing required to complete the transaction. On June 15, 2005 the Company filed with the Securities and Exchange Commission (“SEC”) its preliminary proxy to approve the merger.  As of the date of this report filing the Company anticipates the transaction will be completed by mid-September 2005 assuming that shareholder approval is obtained.

The merger agreement provides for an $8.4 million termination fee that would be payable by the Company to PEP if the merger agreement is terminated under any of the following circumstances: 1) termination by WRC concurrently with its acceptance of a superior takeover proposal; 2) termination by either the Company or PEP following a vote of the Company’s stockholders in which the stockholders do not approve the merger; or 3) termination by PEP if the Company’s Board of Directors or any committee of the Board withdraws or adversely modifies the merger agreement.  In addition, under certain other circumstances WRC would be required to reimburse PEP for its out-of-pocket expenses relating to the merger up to a maximum of $5.6 million.  Under no circumstances will WRC be required to both pay a termination fee and reimburse to PEP for its expenses.

Suppliers

The Company has entered into distribution arrangements with a number of suppliers of food and other products and services used by its restaurants.  From time to time the Company contracts for the purchase of selected commodity items to minimize cost fluctuations.  Although wholesale commodity prices are subject to change due to various economic conditions, the Company has in the past been able to obtain sufficient supplies to carry on its businesses and believes that it will be able to do so in the future.

The Company has entered into certain agreements for purchase of non-alcoholic beverages. As part of the agreements, the Company receives certain advanced funding from the suppliers. If the Company terminates the agreements prior to their expiration dates, the Company will be obligated to make payments to the suppliers reflecting the advanced funding received by the Company that has not been earned pursuant to the agreements. The advanced funding subject to repayment was $0.3 million and $0.4 million as of April 30, 2005 and 2004, respectively.  The amounts are recorded as part of deferred gains, rent and landlord incentives in the Consolidated Balance Sheets.

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

Employees

At April 30, 2005, the Company had approximately 2,500 employees in the United States and approximately 5,600 employees in Australia. The majority of the Company’s employees in Australia are covered by union contracts that are negotiated between the Company and national and state governments and applicable unions on behalf of all hourly restaurant employees.  Labor relations with employees have traditionally been good.  The majority of the Company’s employees work part-time and are paid on an hourly basis.

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

In connection with its joint venture agreement with its Sizzler franchisee in Singapore the Company is party to a guarantee whereby it is obligated to provide financial support to the joint venture.  The Company does not expect this guarantee to have a material adverse impact on its financial position, results of operations or cash flows.

Other Factors That May Affect the Company’s Business

The Company is aware of industry concerns regarding the potential impact of possible further increases in the minimum wage, increases in utility costs, the marketing of prepared foods by grocery and convenience stores, customer resistance to increases in menu prices, the growth of home delivery of prepared foods, increased concerns over the nutritional value of foods, compliance with existing or proposed health and safety legislation, changes in domestic and international economies, threats regarding potential terrorist activities and other similar contingencies.  The Company is unable to predict the possible impact of such factors on its business.  These changes have typically impacted all restaurant companies.

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

Whistle Blower Hotline

The Company has a Whistle Blower hotline as mandated by the Sarbanes-Oxley Act of 2002. The toll-free phone number for the Whistle Blower hotline is 866-607-5884 and may also be found on the Company’s website at www.wrconcepts.com.  All reports to the Whistle Blower hotline are transcribed and forwarded to the Chairman of the Company’s Audit Committee for investigation.

Item 2: Properties

At April 30, 2005 the Company operated and franchised 443 locations in 16 states and 11 countries and territories (including the USA) as illustrated below:

	Owned	Franchised	Total
USA Sizzler® Restaurants
State
Arizona	—	6	6
California	40	106	146
Delaware	—	1	1
Florida	—	4	4
Hawaii	—	4	4
Idaho	—	5	5
Montana	—	1	1
Nebraska	—	3	3
Nevada	—	4	4
New Jersey	1	2	3
New Mexico	—	2	2
New York	2	9	11
Oregon	—	12	12
Texas	—	1	1
Utah	—	12	12
Washington	—	5	5
Total USA	43	177	220

	Owned	Franchised	Total
Latin American Sizzler® Restaurants
Countries and Territories
Guatemala	—	5	5
Puerto Rico	—	11	11
Total Latin America	—	16	16

Total Sizzler® USA & Latin America	43	193	236

	Owned	Franchised	Total
International Sizzler® Restaurants
Countries and Territories
Australia	28	—	28
China	—	2	2
Japan	—	8	8
Korea	—	6	6
New Zealand	1	—	1
Taiwan	—	2	2
Thailand	—	25	25
Singapore	—	2(a)	2
Total International	29	45	74

Total Sizzler®	72	238	310

KFC® restaurants
Australia	112	—	112
Total KFC®	112	—	112

Pat & Oscar’s® restaurants
California	21	—	21
Total Pat & Oscar’s®	21	—	21
Total all concepts	205	238	443

(a)          The two restaurants in Singapore are joint ventures.

The Company operates substantially all of its restaurants subject to real property leases.  The leases are generally for primary terms of 5 to 20 years, with two or three five-year renewal options and expire on various dates up to the year 2027.  There are 12 franchised restaurants located on property leased by the Company and sub-leased to the franchisees.  Periodically the Company reviews the appropriateness of owning versus leasing restaurant locations.

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

On June 1, 2001, The Independent Insurance Co., the Company’s primary general liability insurance carrier in Australia for the period May 1, 2000 through April 30, 2001, commenced liquidation proceedings.  Based upon an assessment of the pending and possible future claims, which may be filed over a five-year period, the Company’s ability to recover funds under its general liability policies with this carrier may be substantially limited.  Nevertheless, the Company does not believe that The Independent Insurance Co.’s liquidation is likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants.  Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but seven have been settled. The Company anticipates that all of the remaining claims will be settled by the end of the second quarter of fiscal year 2006.

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement And General Release with two of the lettuce suppliers involved in the 2003 E.coli incident and their insurers.  Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident.  The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows. The Company recorded a gain of $1.6 million related to insurance settlements in connection with Pat & Oscar’s E.coli incident in fiscal year 2005. See Note 17 - E.coli Incident, to the Consolidated Financial Statements.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant as of June 30, 2005

The following are the Executive Officers of the Company as of June 30, 2005:

Charles L. Boppell	63	President and Chief Executive Officer of the Company since 1999. Director of the Company since April 1999. President and Chief Executive Officer of La Salsa Holding Company (1993-1999).

Kevin W. Perkins	53

Executive Vice President of the Company and President and Chief Executive Officer of the Company’s International Operations since 1997. Director of the Company (1994 to 2003). President and Chief Executive Officer of the Company (1994-1997).

Kenneth Cole	51

President and Chief Executive Officer of Sizzler USA, Inc. since May 2001. President and Chief Executive Officer of Blue Chalk Café (d/b/a Left at Albuquerque) (1999-2001). President and Chief Executive Officer of Damon’s International, Inc. (1988-1999).

A. Keith Wall	53

Vice President and Chief Financial Officer of the Company since 2001. Vice President and Chief Financial Officer of Central Financial Acceptance Corporation (1998-2001). Vice President and Chief Financial Officer of Central Rents, Inc. (1996-1998).

Michael B. Green	59

Vice President, General Counsel and Secretary of the Company since 1999. Vice President, General Counsel and Secretary of Sizzler USA, Inc. (1997-present). Assistant General Counsel of the Company (1995-1997).

Mary E. Arnold	46

Vice President and Controller of the Company since 2000. Controller of the Company (1999-2000). Vice President Finance of The Intergroup Corporation (1999). Vice President Finance and Controller of Koo Koo Roo, Inc. (1994-1998).

John Burns	63

Vice President of Purchasing of the Company since 2001. Vice President of Purchasing of Sizzler USA, Inc. since 1997. Vice President of Purchasing and Distribution of Family Restaurants, Inc. (1994-1997).

Joan Miszak	52	Vice President of Human Resources of Company since 2003. Senior Partner of Regent Pacific Management Corporation (2000-2003). Senior Vice President of R.L. Polk & Co. (1996-2000).

John Wright	57

President and Chief Executive Officer of Pat & Oscar’s since January 2004. President of Bennigan’s Grill and Tavern (2002-2003). President of Metromedia Steakhouse Division (2001-2002). Principal of Worldwide Solutions (1999-2000).

PART II

Item 5: Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SZ.”  As of June 30, 2005, the number of record holders of the Company’s common stock was 1,512.  The high and low closing sales prices for a share of the Company’s common stock as reported on the NYSE, by quarter, for the past two fiscal years are as follows:

	2005		2004
	High	Low	High	Low

First Quarter	$3.600	$3.010	$3.240	$2.530
Second Quarter	3.440	2.910	4.010	2.870
Third Quarter	4.700	3.070	3.470	2.620
Fourth Quarter	6.420	4.350	3.440	2.790

Common Stock Dividends

The Company has not declared any cash dividends during the three most recent fiscal years and does not expect to pay any dividends in the foreseeable future.  Future dividends, if any, will depend on a number of factors, including earnings, financial position, capital requirements and other relevant factors.

Item 6: Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company, and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

For the Years Ended April 30,	2005		2004	2003	2002	2001
(In millions of dollars, except per share data and exchange rates)

Revenues	$354.8		$347.2	$293.5	$267.2	$245.3

Net income (loss)	(21.3	)(a)	3.6	6.9	4.2	2.7

Basic earnings (loss) per share	(0.77	)(a)	0.13	0.25	0.15	0.10

Diluted earnings (loss) per share	(0.77	)(a)	0.07	0.24	0.15	0.10

Average Australian dollar exchange rate	$0.7422		$0.7056	$0.5676	$0.5171	$0.5494

Total assets	142.5		162.0	150.3	136.2	122.6

Long-term debt	7.5		30.8	19.0	24.0	24.1

Total stockholders’ equity	12.8		58.4	57.4	52.6	54.5

Cash dividends declared per share	—		—	—	—	—

(a)           Includes a goodwill impairment charge of $21.9 million.

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

During fiscal year 2005, the Company opened one new Pat & Oscar’s®  location in Southern California and closed two locations in San Diego, California due to low sales volumes caused primarily by poor site characteristics. The Company currently operates Pat & Oscar’s® in six counties in Southern California.  The Company continued its strategy of providing high quality food in a fast-casual setting served by employees who are trained in a culture that emphasizes cheerful service and the value of its employees and guests.  During fiscal year 2005, the division continued to experience lowered profitability as a result of an E.coli incident that occurred in the second quarter of fiscal year 2004 (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.)  The Company also continued its equity plan for the division’s regional and restaurant management; however, certain changes were made during the year. See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

The Company continued to implement its program to update the exterior façade and continued an interior remodel program at its U.S. Sizzler® restaurants during fiscal year 2005. The Company has completed remodels at 18 Company-operated restaurant locations in fiscal year 2005. The Company also continued its franchise reinvestment program whereby its franchisees are implementing the décor and menu upgrades implemented by the Company.  At the end of fiscal year 2005, approximately 81.5 percent of the Company’s U.S. Sizzler® franchisee locations had completed restaurant remodels that included an interior remodel and an updated exterior façade. During fiscal year 2005, the Company signed an area development agreement with a new Sizzler® franchisee to open three restaurants in the Arkansas area over the next four years. In addition, during fiscal year 2005, the Company continued to implement its strategic decision to grow the Sizzler® brand in the United States primarily through franchising.  As part of the initiative during the current fiscal year, the Company transitioned ten Company-owned locations to existing or new franchisees. The Company is continuing its plan to transition two remaining New York area restaurants to existing or new franchisees, or to third parties, and expects this transition to be completed in fiscal year 2006. The third New York area Company-owned location will close in the second quarter of fiscal year 2006 when its lease term expires. See Note 20 – Restaurant Assets Held for Sale, to the Consolidated Financial Statements.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations.  The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel.  During fiscal year 2005, the Company opened one new restaurant and relocated another restaurant. In addition, during the current fiscal year the Company completed seven remodels.

The Company has also continued its facilities upgrade program for its KFC® locations and has completed seven remodels and the relocation of one shopping mall foodcourt restaurant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management evaluates its estimates and judgments, including those related to its most critical accounting policies, on an ongoing basis.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Leases

The Company leases the majority of its facilities under operating lease agreements. The Company accounts for its leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that the leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

For leases that contain scheduled rent escalations, the Company records the total rent payable during the lease term, as discussed above, on a straight-line basis over the term of the lease (including a “rent holiday” period, if any, beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a component of deferred gains, rent and landlord incentives as part of consolidated balance sheets. Certain leases contain a significant leverage factor in the form of rent escalation that is a multiple of the Consumer Price Index.  Such leases are accounted on a straight-line basis using assumptions as to the rent escalation amounts. For building leases, straight-line rent incurred during rent holidays is reflected as part of rent expense in pre-opening expenses.  In instances involving land leases, in which the Company is responsible for the construction of the restaurant, it is the Company’s policy to reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility.  Rent from the date the restaurant is completed through the restaurant opening date is included as part of rent expense.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels.  The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.  Landlord contributions for leasehold improvements are included in deferred gains, rent and landlord incentives (See Note 14 – Deferred Gains, Rent and Landlord Incentives, to Consolidated Financial Statements) and are amortized as a reduction of rent expense ratably over the lease term as determined above.

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

Property and equipment

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses and insufficient future revenue potential to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level, typically the restaurant level for which there are identifiable cash flows independent of the cash flows of other groups of assets.  The Company deems an asset to be impaired if a forecast of undiscounted projected future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount.  Projected future operating cash flows are based on budgeted future operating results and forecast estimates. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.

Depreciation and Amortization

Depreciation of property and equipment, which includes assets under capital leases at capitalized value, and amortization are expensed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining related lease life, including options for domestic operations where exercise of the option is reasonably assured and/or the failure to exercise a renewal option imposes an economic penalty. Leasehold improvements for the Company’s international operations are generally amortized over the initial base term of the lease, which is usually eight to 12 years and does not include option renewals.  Leasehold improvements for the Company’s domestic operations are amortized over a period that may include options, generally 10 to 30 years.  Equipment is depreciated over three to eight years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life on an asset are capitalized. When assets are sold or retired, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss reflected in net income or loss.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized; estimated useful lives range from 10 to 40 years.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  SFAS No. 142 requires a two-step process for testing goodwill impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.  The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company evaluates its intangible assets for impairment by comparing their carrying value to their fair value with a loss recognized for the amount the carrying value exceeds the fair value. Considerable management judgment is necessary to estimate fair value.  Accordingly, actual results could vary from such estimates.  During fiscal year 2005, the Company recorded a $21.9 million goodwill impairment charge related to the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s. See Note 3 – Goodwill and Other Intangibles, to the Consolidated Financial Statements.

Income taxes

At April 30, 2005, the book value of the Company’s net deferred income tax assets, prior to considering any valuation allowance, was approximately $71.3 million, of which approximately $64.4 million was domestic. The principal component of the domestic deferred income tax assets was comprised of federal net operating loss carryforwards.  The provisions of SFAS No. 109, “Accounting for Income Taxes,” require a valuation allowance when in management’s judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized.  The Company bases its determination of the need for a valuation allowance on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals.  A charge or credit to income tax expense is made for any adjustments to the valuation allowance in the period in which these determinations are made.  During the year ended April 30, 2005, the valuation allowance increased by approximately $10.2 million, of which $2.0 million represents a reduction in the net domestic deferred tax asset of $5.7 million compared to the prior amount of $7.7 million.  The remaining $8.2 million primarily relates to additional net domestic losses.  At April 30, 2005, the Company’s valuation allowance against its domestic deferred income tax assets was approximately $58.7 million.

The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

Self-Insurance

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans.  The full extent of certain claims, in many cases, may not become fully determined for several years.  The Company, therefore, estimates the potential obligation for liabilities which have been incurred as well as those which have been incurred but not yet reported based upon historical data and experience, and utilizes an outside actuarial consulting firm to assist the Company in developing these estimates based on market conditions. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 22 – Fourth Quarter Adjustments, to the Consolidated Financial Statements.

Supplemental Executive Retirement Plan

The Company terminated its supplemental executive retirement plan (“SERP”) but remains obligated under the SERP for 11 former employees.  The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.”  The Company makes significant assumptions used in determining the net pension cost and benefit obligation.  Significant assumptions used include discount rates and mortality estimates, which are determined with the assistance of an outside consulting firm.  Although management believes that the amounts accrued for these benefit obligations are sufficient, any changes in these assumptions could have a material adverse effect on the Company’s financial results.  In connection with the SERP, the Company has several life insurance policies covering certain former employees including those in the SERP. However, the Company allowed the policies to lapse in July 2005. See Note 1 - Summary of Significant Accounting Policies (Cash Surrender Value), to the Consolidated Financial Statements.

Market and Operating Partnerships

During fiscal year 2003, Pat & Oscar’s® began offering equity interests to its regional and restaurant management (each participant therein, an “Equity Partner”).  This equity plan was established to create and promote a strong sense of ownership among its key managers and enhance the development, operation and performance of Pat & Oscar’s. Each Equity Partner, generally a regional market manager or a restaurant general manager, is allowed to purchase an ownership interest in a limited liability company that operates and owns or leases substantially all of the restaurant assets from Pat & Oscar’s®. The ownership interest purchased by the Equity Partner is based on fair market value and ranges from two percent to eight percent of the partnership, which includes only the restaurants that the Equity Partner oversees.  The Equity Partner is restricted from selling the ownership interest for an initial period of five years.  At the end of the initial term the Equity Partner has the option to continue operating on a month-to-month basis, renew the agreement for another five years and purchase an additional one to two percent interest or sell his interest to Pat & Oscar’s at the then prevailing fair market value. Fair market value will be determined in accordance with reasonable and consistent valuation methods and procedures and will consider among other things such factors as the restaurant’s remaining lease life, historic profitability and continued profitability of the restaurant(s).  The price paid by Pat & Oscar’s to repurchase the ownership interest, at the option of the Equity Partner, subject to the Company’s approval, may be made either in the form of a note, the Company’s common stock or 50 percent cash and 50 percent Company common stock.

There is no public market for these interests, therefore the fair value determinations are subjective and require the use of estimates for which significant judgments are required. Periodically, the Company may engage outside experts to assess the reasonableness of the methodology the Company uses to estimate fair value.

During fiscal year 2004, the initial investment made by three Equity Partners was offset by operating losses that were allocated to the Equity Partners (resulting from the E.coli incident, see note 17 - E.coli Incident, to Consolidated Financial Statements).  As a result, all losses incurred subsequent to the reduction of an Equity Partner’s investment to zero were allocated to the Company.  During fiscal year 2005, all three Equity Partnerships covering regional managers were liquidated due to losses that exceeded the Equity Partner’s investment.  One new Equity Partner interest with the San Diego regional manager was formed based on the updated fair market value of the underlying restaurants covered by the region.  The terms of the new plan are substantially the same as the original plan.  In addition, one restaurant level Equity Partner remained at the end of fiscal 2005; however, the losses from the underlying restaurant had exceeded the Equity Partner’s investment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations Data of the Company expressed as a percentage of total revenues.

	For the years ended April 30,
	2005	2004	2003

Revenues
Restaurant sales, net	97.3%	97.5%	97.2%
Franchise revenues	2.7	2.5	2.8
Total revenues	100.0	100.0	100.0
Costs, Expenses and Other
Cost of sales (excluding depreciation and amortization reflected below)	33.4	33.6	32.7
Labor and related expenses	26.4	27.1	27.2
Other operating expenses	23.4	23.8	23.6
Depreciation and amortization	3.5	3.4	3.6
General and administrative expenses	9.7	8.3	8.6
Gains on property sales, sale-leasebacks and legal settlements	(1.4)	—	—
Asset impairments	0.9	0.5	0.7
Goodwill impairment	6.2	—	—
Total operating costs, expenses and other	102.1	96.7	96.4
Operating income (loss)	(2.1)	3.3	3.6
Interest expense	0.8	0.9	0.9
Investment income, net	0.2	0.2	0.2
Income (loss) before income taxes and minority interest	(2.7)	2.6	2.9
Provision for income taxes	2.5	1.5	0.7
Minority interest expense	0.8	—	—

Net income (loss)	(6.0)%	1.1%	2.2%

RESULTS OF OPERATIONS FOR THE FIFTY-TWO WEEKS ENDED APRIL 30, 2005 VS. FIFTY-THREE WEEKS ENDED APRIL 30, 2004

Consolidated revenues were $354.8 million in fiscal year 2005 compared to $347.2 million in fiscal year 2004, an increase of $7.6 million or 2.2 percent.  The increase is due to a $19.9 million increase in revenue from the international division partially offset by declines of approximately $12.3 million from the domestic division. The international division increase was primarily due to same store sales increases from the KFC and Sizzler International divisions along with a 5.2 percent increase in the average Australian dollar exchange rate that represents approximately $10.9 million in revenues. These increases were partially offset by a decrease in domestic revenues.  Sizzler U.S. revenues were lower due to having 14 fewer Company-owned restaurants open (of which ten were converted to franchise operations) partially offset by an increase in same store sales at Company-operated restaurants.  Pat & Oscar’srevenues increased due to having more restaurants open on average during the current fiscal year compared to the prior year, and same store sales increases reflecting continued recovery from the E.coli incident that occurred in the prior year (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.) The impact on consolidated revenue of having one additional week of operations in fiscal year 2004 was approximately $6.8 million.

Consolidated operating expenses were $362.4 million in fiscal year 2005 compared to $335.8 million in fiscal year 2004, an increase of $26.6 million or 7.9 percent.  The increase is primarily due to a $21.9 million goodwill impairment charge (see Note 3 – Goodwill and Other Intangibles, to the Consolidated Financial Statements) and a 5.2 percent increase in the average Australian dollar exchange rate that represents $9.3 million in costs.  General and administrative expenses for the current fiscal year include $1.9 million related to Sarbanes-Oxley Section 404 compliance and $1.9 million in costs related to the merger (See Note 2 - Merger Agreement, to the Consolidated Financial Statements). The increase was partially offset by gains recorded in connection with Pat & Oscar’s E.coli legal settlements and on Sizzler U.S. real property sale and sale-leaseback transactions. (See Notes 14, 17 and 22, to the Consolidated Financial Statements). The Company also reported a $0.8 million foreign exchange gain in fiscal year 2004 compared to a loss of less than $0.1 million in fiscal year 2005.

Interest expense was $2.7 million in fiscal year 2005 compared to $3.2 million in fiscal year 2004, a decrease of $0.5 million or 16.0 percent primarily due to lower debt balances. Interest expense is primarily related to the Company’s debt with Westpac Banking Corporation in Australia “Westpac” and financing from GE Capital that was repaid during fiscal year 2005.  Investment income was $0.7 million in fiscal year 2005 compared to $0.6 million in fiscal year 2004, an increase of $0.1 million primarily due to higher cash balances and increasing interest rates.

In fiscal year 2005, the Australian Management Group (“AMG”) exercised options to purchase 19.1 percent of the Company’s subsidiary, Collins Foods Group (“CFG”). Minority interest expense of $2.7 million primarily represents AMG’s share of CFG’s net earnings (see Note 15 – Minority Interest and Australia Management Transaction, to the Consolidated Financial Statements). In addition, an amount of less than $0.1 million of minority interest expense represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of the minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of April 30, 2005, Pat & Oscar’s had one market partnership agreement with one regional manager covering 10 restaurants. There was one operating partnership agreement with one restaurant general manager.  See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

The provision for income taxes was $9.0 million in fiscal year 2005 compared to $5.3 million in fiscal year 2004. The increase is partially due to a $2.0 million increase in the valuation allowance against the Company’s U.S. deferred income tax assets. The Company increased its valuation allowance due to lower estimated amounts of profitability in its domestic operations. The Company also increased its valuation allowance by approximately $8.0 million during fiscal year 2005 to provide against increases in its domestic net operating carryforwards that are more likely than not recoverable. The remaining increase relates to the higher profitability of the Company’s international division that does not benefit from the domestic net operating loss carry-forwards. See Note 4 – Income Taxes, to the Consolidated Financial Statements.

U.S. Sizzler Operations

Total revenues for fiscal year 2005 were $84.4 million compared to $97.8 million in fiscal year 2004.  Restaurant sales were $76.7 million compared to $90.6 million in fiscal year 2004, a decrease of $13.9 million or 15.3 percent.  The decrease in restaurant sales is primarily due to a reduction of Company-owned locations when compared to prior year partially offset by an increase in same store sales associated with successful promotions and newly remodeled facilities in several locations. On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 2.5 percent increase in average sales per restaurant.  The Company has several initiatives in place to continue increasing sales including television advertising programs, new menu items and a new customer feedback system. There were 43 Company-operated Sizzler® restaurants as of April 30, 2005 and 57 as of April 30, 2004.  During fiscal year 2005, the Company closed four locations due to unprofitable operations and converted ten locations to franchises. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. See Note 20 - Restaurant Assets Held for Sale, to the Consolidated Financial Statements. Franchise revenues were $7.7 million in fiscal year 2005 compared to $7.2 million in fiscal year 2004, an increase of $0.5 million or 6.0 percent. Franchise revenues were higher due to having more franchised locations and higher royalties from increases in franchise same store sales. As of April 30, 2005, there were 193 Sizzler® franchise locations, including 16 in Latin America, compared to 185, including 15 in Latin America, as of April 30, 2004.  During fiscal year 2005, three new franchise locations opened, ten Company-owned locations were converted to franchises and five were closed.

Prime costs, which include cost of sales (food) and labor, were $49.3 million in fiscal year 2005 compared to $59.7 million in fiscal year 2004, a decrease of $10.4 million.  Prime costs were 64.2 percent of net restaurant sales in fiscal year 2005 and 65.9 percent of net restaurant sales in fiscal year 2004. The decrease in prime cost percentage is primarily a result of lower food and labor percentages due to a menu price increase taken during fiscal year 2005 and tighter operating controls.

Other operating expenses were $19.7 million in fiscal year 2005 compared to $21.7 million in fiscal year 2004, a decrease of $2.0 million or 9.2 percent primarily due to having a lower number of Company-owned restaurants throughout fiscal year 2005 compared to fiscal year 2004.  Fiscal year 2004 includes $2.4 million of business interruption insurance proceeds.  See Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements.

Gain on sale-leaseback includes $1.6 million related to a sale-leaseback transaction on eight Sizzler properties that was completed during fiscal year 2005. The restaurants have been and will continue to be operated as Sizzler restaurants by the Company (See Note 14 – Deferred Gains, Rent and Landlord Incentives, to the Consolidated Financial Statements).  In addition, during fiscal year 2005, the Company sold the land and buildings for two Sizzler properties and recorded a gain of $1.7 million.

During fiscal year 2005, the Company recorded a $0.3 million asset impairment charge that relates to the write-down of two New York area restaurants compared to a write-down of $1.3 million during fiscal year 2004.  See Note 19 – Asset Impairment Charges, to the Consolidated Financial Statements.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value.  As part of the enhancement, the Company is continuing to test and implement various menu initiatives that include new grilled entrées and side-dishes and re-designed menu boards to be accompanied by new marketing programs. The Company is nearing completion of a remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features a softer yellow and golden wood-tone finishes, contemporary lighting and more open floor plan, cook line and order area. During the current fiscal year, the Company evaluated the remodel program and determined a minimum of five key branding elements are needed. The Company completed 18 remodels in fiscal year 2005.  As of fiscal year end

2005, seven Company-operated locations were left to be remodeled. Of those, six locations will be closed or sold to third parties or franchisees in 2006.

Pat & Oscar’s Operations

Total revenues for fiscal year 2005 were $49.9 million compared to $48.7 million in the prior year, an increase of $1.2 million or 2.4 percent. The increase in revenues is due to a higher number of restaurants operating on average during the year and increased same store sales of 1.0 percent evidencing continued recovery from an E.coli incident that occurred in the last week of the second quarter of fiscal year 2004 (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements.)  The number of restaurants was 21 at the end of fiscal year 2005 compared to 22 at the end of fiscal year 2004.  During fiscal year 2005, the Company opened one new restaurant in Southern California and closed two unprofitable restaurants in San Diego, California.  The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s® concept in new markets and grow customer counts in existing markets. The initiatives include print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force.

Prime costs, which include cost of sales (food and paper) and labor, were $31.2 million compared to $30.5 million in the prior year, an increase of $0.7 million.  Prime costs remained unchanged at 62.6 percent of sales during fiscal year 2005 and in the same period of the prior year.  Food costs as a percentage of sales were higher due to commodity price increases.  Labor costs as a percentage of sales were lower due to higher productivity, resulting from higher sales but were partially offset by higher workers’ compensation and health insurance costs.

Other operating expenses amounted to $15.4 million compared to $16.0 million in the prior year, a decrease of $0.6 million or 3.9 percent primarily due to higher marketing expenses in fiscal year 2004 associated with television advertising and fewer new restaurant openings in the current fiscal year.

Gain on legal settlement relates to $1.6 million received in connection with an insurance settlement agreement arising out of the E.coli incident during the second fiscal quarter of 2004. See Note 17 – E.coli Incident, to the Consolidated Financial Statements.

During fiscal year 2005, the Company recorded a $21.9 million goodwill impairment cost related to the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s. See Note 3 – Goodwill and Other Intangibles, to the Consolidated Financial Statements.

The Company also recorded a $2.8 million asset impairment charge related to the write-down of three Pat & Oscar’s restaurants compared to a write-down of $0.5 million of one restaurant during fiscal year 2004.  All three restaurants are located in the Los Angeles market and management attributes the write-downs to unfavorable site characteristics that delayed the sales growth of these locations. See Note 19 – Asset Impairment Charges, to the Consolidated Financial Statements.

International Sizzler Operations

Revenues from Company-operated international Sizzler® restaurants were $58.0 million in fiscal year 2005 compared to $54.0 million in fiscal year 2004, an increase of $4.0 million or 7.5 percent.  On a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 7.7 percent increase in average sales per restaurant.  This increase in same store sales was due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase.  This revenue increase also includes $2.9 million related to an increase in the Australian dollar exchange rate.  There were 29 Company-operated Sizzler® restaurants on April 30, 2005 and on April 30, 2004.  During fiscal year 2005, the Company opened one restaurant and closed one restaurant. International franchise revenues were $1.8 million in fiscal year 2005 compared to $1.6 million in fiscal year 2004, an increase of $0.2 million or 11.6 percent primarily due to increased exchange rates and to having more franchise locations.  As of April 30, 2005 and April 30, 2004, there were 43 franchised restaurants and two joint venture restaurants in six countries, and 37 franchise restaurants and two joint venture restaurants in five countries, respectively.  During fiscal year 2005, the Company opened six franchise locations including the Company’s first franchised restaurants in China located in Beijing.

Prime costs were $38.5 million in fiscal year 2005 compared to $35.6 million in fiscal year 2004, an increase of $2.9 million.  Prime costs, which include cost of sales (food ) and labor, increased to 66.4 percent of sales compared to 66.0 percent in the prior year.  The prime cost as a percent of sales increased due to higher labor cost associated with higher hourly wages and additional statutory holidays. The increase was partially offset by lower food cost percentage resulting from menu price increases implemented since the beginning of fiscal year 2005 that passed certain wage and commodity price increases on to customers.

Other operating expenses amounted to $13.0 million in fiscal year 2005 compared to $12.6 million in fiscal year 2004, an increase of $0.4 million or 2.9 percent.  The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2005 and to costs necessary to support the increased sales levels.

Management is continuing its plan to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations.  The Company is presently rolling out an interior remodel that provides a softer, warmer grill concept feel.  During fiscal year 2005, the Company completed one relocation and seven remodels.

KFC Operations

Revenues from the Company’s KFC® restaurants were $160.7 million in fiscal year 2005 compared to $145.0 million in fiscal year 2004, an increase of $15.7 million or 10.8 percent.  This increase was primarily driven by higher restaurant same store sales and $7.9 million related to the increase in the Australian dollar exchange rate.  On a comparative basis, KFC® restaurants that have been open for more than 15 months experienced a 6.7 percent increase in average sales per restaurant driven by successful marketing programs featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to a menu price increase and customer trade-ups to larger value meals that carry a higher price. There were 112 KFC® restaurants on April 30, 2005 and April 30, 2004.

Prime costs were $93.2 million in fiscal year 2005 compared to $84.9 million in fiscal year 2004, an increase of $8.3 million.  Prime costs, which include cost of sales (food and paper) and labor, decreased to 58.0 percent of sales compared to 58.6 percent in the prior year. The prime cost percent of sales decreased due to lower food costs as a percent of sales resulting from menu price increases and promotional sales mix. Labor costs as a percent of sales were also lower due to increased productivity resulting from higher sales and guest counts.

Other operating expenses amounted to $35.9 million in fiscal year 2005 compared to $33.0 million in fiscal year 2004, an increase of $2.9 million or 8.7 percent.  The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2005 and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program based on positive results achieved to-date.  During fiscal year 2005 the Company completed seven remodels and relocated one shopping mall foodcourt restaurant.

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

Interest expense was $3.2 million in fiscal year 2004 compared to $2.5 million in fiscal year 2003, an increase of $0.7 million or 27.9 percent primarily due to higher debt balances and higher exchange rates.  Interest expense is primarily related to the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”) and financing from GE Capital.  Investment income was $0.6 million in fiscal year 2004 compared to $0.6 million in fiscal year 2003.

Minority interest expense (benefit) represents the portion of the Company’s net earnings or (losses) that are attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiary, Pat & Oscar’s.  Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers.  As of April 30, 2004, Pat & Oscar’s had entered into partnership agreements with three regional managers covering 22 restaurants and one restaurant general manager. The minority interest benefit was $0.1 million in fiscal year 2004 due to losses at the Pat & Oscar’s division subject to this plan. The partnership agreements were executed in the fourth quarter of fiscal year 2003.  See Note 16 – Market and Operating Partnerships, to the Consolidated Financial Statements.

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

U.S. Sizzler Operations

Total revenues for fiscal year 2004 were $97.8 million compared to $102.2 million in fiscal year 2003.  Restaurant sales were $90.6 million compared to $95.6 million in fiscal year 2003, a decrease of $5.0 million or 5.3 percent.  The decrease in restaurant sales is primarily due to a reduction of Company-owned locations when compared to prior year. In addition, on a comparative basis, Sizzler® restaurants that have been open for more than 15 months experienced a 0.3 percent decrease in average sales per restaurant.  There were 57 Company-operated Sizzler® restaurants as of April 30, 2004 and 64 as of April 30, 2003.  During fiscal year 2004, the Company opened one restaurant, closed three locations due to unprofitable operations and converted five locations to franchises. From time to time the Company may sell locations, open new locations or acquire locations from its franchisees. See Note 20 - Restaurant Assets Held for Sale, to the Consolidated Financial Statements. Franchise revenues were $7.2 million in fiscal year 2004 compared to $6.6 million in fiscal year 2003, an increase of $0.6 million or 10.5 percent. Franchise revenues were higher due to franchise fees received from franchise locations added in fiscal year 2004 and to higher franchise royalties due to having more franchises and a 3.0 percent increase in franchise same store sales. As of April 30, 2004, there were 185 Sizzler® franchise locations, including 15 in Latin America, compared to 180, including 13 in Latin America, as of April 30, 2003.  During fiscal year 2004, seven new franchise locations opened, five Company-owned locations were converted to franchises and seven were closed.

Prime costs, which include cost of sales (food) and labor, were $59.7 million in fiscal year 2004 compared to $61.5 million in fiscal year 2003, a decrease of $1.8 million.  Prime costs were 65.9 percent of net restaurant sales in fiscal year 2004 and 64.4 percent of net restaurant sales in fiscal year 2003.  The increase in prime cost percentage is a result of higher labor costs due to higher hourly wages and higher health and workers’ compensation insurance costs.  The increase in prime costs as a percentage of sales was partially offset by lower food costs due to tighter controls and menu engineering.

Other operating expenses were $21.7 million in fiscal year 2004 compared to $23.9 million in fiscal year 2003, a decrease of $2.2 million or 9.3 percent primarily due to having a lower number of Company-owned restaurants throughout fiscal year 2004 compared to fiscal year 2003.  In fiscal year 2004, the Company recorded $2.4 million of business interruption insurance proceeds related to a Sizzler franchisee E.coli incident in July 2000 compared to $0.7 million of business interruption insurance proceeds related to the same E.coli incident in fiscal 2003. See Note 8 – Commitments and Contingencies, to the Consolidated Financial Statements.

The Company recorded asset impairment charges of $1.3 million relating to certain underperforming restaurants in fiscal year 2004 compared to an asset impairment charge of $1.4 million in fiscal year 2003.

Pat & Oscar’s Operations

Total revenues for fiscal year 2004 were $48.7 million compared to $47.0 million in the prior year, an increase of $1.7 million or 3.7 percent. The increase in revenues is due to an increase in the number of restaurants to 22 at the end of fiscal year 2004 compared to 21 in fiscal year 2003.  During fiscal year 2004, the Company opened two new restaurants in Southern California and closed one unprofitable restaurant in Phoenix, Arizona.  The increase in revenues was partially offset by a 13.6 percent decrease in same store sales primarily due to an E.coli incident (see Notes 8 – Commitments and Contingencies and 17 – E.coli Incident, to the Consolidated Financial Statements).  In addition, sales volumes from restaurants opened in new markets during the second half of fiscal year 2003 are lower than those of more mature restaurants in Pat & Oscar’s core San Diego market.

Prime costs, which include cost of sales (food and paper) and labor, were $30.5 million compared to $27.1 million in the prior year, an increase of $3.4 million.  Prime costs represented 62.6 percent of sales, compared to 57.7 percent of sales in the same period of the prior year.  The increase in the prime cost percentage is due to higher food costs associated with free food giveaway promotions following the E.coli incident and to commodity price increases for ribs, chicken and cheese.  Labor costs were also up due to the impact of fixed labor on a lower sales base following the E.coli incident, as well as on lower sales volumes at the Company’s Los Angeles locations, and higher workers’ compensation and health insurance costs.

Other operating expenses amounted to $16.0 million compared to $13.3 million in the prior year, an increase of $2.7 million or 20.5 percent primarily due to new restaurant openings.

The Company recorded asset impairment charges of $0.5 million relating to one restaurant location in fiscal year 2004 compared to an asset impairment charge of $0.1 million in fiscal year 2003.

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

Prime costs were $35.6 million in fiscal year 2004 compared to $26.5 million in fiscal year 2003, an increase of $9.1 million.  Prime costs, which include cost of sales (food ) and labor, decreased to 66.0 percent of sales compared to 66.1 percent in the prior year.  The prime cost as a percent of sales decreased due to lower labor cost associated with increased productivity, resulting from higher sales and guest counts.  Prime costs as a percent of sales were also lower due to menu price increases implemented since the beginning of the fiscal year 2004 that passed on to customers wage and certain commodity price increases. These decreases were partially offset by higher food costs associated with higher protein value meals and certain commodity price increases.

Other operating expenses amounted to $12.6 million in fiscal year 2004 compared to $9.1 million in fiscal year 2003, an increase of $3.5 million or 38.5 percent.  The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2004 and to costs necessary to support the increased sales levels.

The Company recorded asset impairment charges of $0.2 million in fiscal year 2003.  No asset impairment charges were recorded in fiscal year 2004.

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

Prime costs were $84.9 million in fiscal year 2004 compared to $60.8 million in fiscal year 2003, an increase of $24.1 million.  Prime costs, which include cost of sales (food and paper) and labor, decreased to 58.6 percent of sales compared to 59.3 percent in the prior year. The prime cost percent decreased due to lower labor costs as a percent of sales, resulting from increased productivity, due to higher sales.  The decrease was partially offset by increased food costs due to certain commodity price increases.

Other operating expenses amounted to $33.0 million in fiscal year 2004 compared to $23.9 million in fiscal year 2003, an increase of $9.1 million or 38.2 percent.  The increase was primarily due to a higher average Australian dollar exchange rate in fiscal year 2004, costs associated with operating two additional restaurants and costs necessary to support the increased sales levels.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s primary source of liquidity is cash flows from operations, which were $22.7 million in fiscal year 2005 compared to $12.4 million in fiscal year 2004.  The increase is due to a net increase in cash provided by operating assets and liabilities of $8.8 million and by an increase in net income adjusted for depreciation and amortization expense, goodwill and asset impairments, and other non-cash items of $1.5 million. The increase in cash provided by operating assets and liabilities relates principally to increase in account payable and accrued liabilities.

The Company’s working capital at April 30, 2005 was $2.8 million, including cash, cash equivalents and restricted cash totaling $39.7 million of which $9.3 million was held by the Company’s International division.  In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans.  The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of April 30, 2005, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash.  At April 30, 2004, the Company had working capital of $1.1 million.  In addition, the Company has restricted cash related to employee benefits. The increase in working capital is primarily due to cash provided by operations on sale-leasebacks of $17.5 million from certain properties partially offset by funds expended for remodel programs and new restaurants. The current ratio was approximately 1.0 at April 30, 2005 and 1.0 at April 30, 2004.

Based on current operations and anticipated sales and franchise growth, management believes that cash flow from operations will be sufficient to meet all of the Company’s current debt service, capital expenditure requirements and working capital needs for at least the next 12 months. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, further economic deterioration or other events such as continued sales softness at Pat & Oscar’s from the E.coli incident may cause the Company to seek additional financing sooner than anticipated.  Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business and the results of operations.

Capital Expenditures

Capital expenditures were $14.8 million in fiscal year 2005 which included $2.2 million used for development of new restaurants and $12.6 million for remodels and upgrades of existing restaurants and other improvements across all divisions.

On April 28, 2005, the Company announced that it had entered into a definitive merger agreement with affiliates of an Australian private equity firm, Pacific Equity Partners (“PEP”), pursuant to which PEP and its affiliates agreed to acquire all of the outstanding capital stock of the Company. See Note 2 – Merger Agreement, to the Consolidated Financial Statements. As part of the merger agreement, the Company has committed to limit capital expenditures to $0.5 million during the pendency of this transaction; therefore all plans to expand the Company’s operations through additional investment are in abeyance pending the outcome of the transaction.

Debt

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”).  The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type.  The maximum principal commitment under the Credit Facility is $31.2 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004.  The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.7 percent at April 30, 2005), plus a 2.3 percent margin. At April 30, 2005 the Company’s unpaid principal balance on the Credit Facility was approximately $9.3 million ($12.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

The Company had a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that was amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million were collateral for the loan. The agreement was subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization and others which management believes are customary for loans of this type. During fiscal year 2005, utilizing the proceeds from sale-leaseback transactions (see Note 14 - Deferred Gains, Rent and Landlord Incentives, to the Consolidated Financial Statements), the Company repaid the entire outstanding loan balance.  Capital lease obligations and mortgage obligations were $5.2 million at April 30, 2005.

During fiscal year 2005, the Company also repaid a $0.1 million, variable interest term loan with Bank of America.

The Company was in compliance with all debt covenants as of April 30, 2005.

Contractual Obligations

The Company’s future contractual obligations at April 30, 2005 consist of the following (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$10.3	$6.3	$3.2	$0.1	$0.7
Interest on Long-Term Debt (a)	4.6	0.9	0.9	0.5	2.3
Operating Leases	132.3	22.8	39.0	29.8	40.7
Capital Leases	4.3	0.8	1.5	0.5	1.5
Pension Benefits	13.8	1.3	2.6	2.5	7.4
Total	$165.3	$32.1	$47.2	$33.4	$52.6

(a)          Amounts presented for interest payments assume that all long-term debt and capital lease obligations outstanding as of April 30, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of April 30, 2005 will remain in effect until maturity.

Based on current operations and anticipated sales growth, management believes that cash flow from operations will be sufficient to meet all of the known requirements.

Australian Management Options

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia.  The exercise price of the options ranged from Australian $1.00 (U.S. $0.78 at April 30, 2005) to Australian $4.41 (U.S. $3.44 at April 30, 2005), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG.  An additional 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter.  During the third quarter of fiscal year 2005, the Company purchased 40,000 shares from certain AMG members. Net loss for fiscal year 2005 reflects minority interest of $2.6 million, and in fiscal year 2006 net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 18.9 percent.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value of CFG shares on April 30, 2005 was estimated to be Australian $10.14 (U.S. $7.90 at April 30, 2005). As of April 30, 2005, approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $25.0 million is reflected as a reduction of additional paid-in capital.

Consolidated Variable Interest Entities

The Company consolidates the results of four domestic Sizzler cooperative advertising funds that are variable interest entities (“VIE’s”).  The cooperative advertising funds consist of the Sizzler National Advertising Fund and three local advertising cooperative funds.  The advertising funds create and administer the Company’s advertising programs for domestic Company-operated and franchised restaurants. Each of the funds is a separate non-profit association with all the proceeds segregated and managed by a third-party bookkeeping company.  The group of funds has been reported in the Company’s consolidated balance sheets as of April 30, 2005, on a net basis, and is included within advertising restricted fund assets and advertising fund liabilities within current assets and current liabilities, respectively.  The funds are reported as of the latest practicable date, which is April 30, 2005.   The advertising funds administer and disburse funds for creative and marketing media for the domestic Company-operated and franchised restaurants. (See Note 1 – Summary of Significant Accounting Policies, Variable Interest Entities, to Consolidated Financial Statements.)  The VIE’s had no impact on the Company’s Consolidated Statement of Operations.  There are no cooperative advertising funds for the Sizzler International division.

New Accounting Standards

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFlAS No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that the adoption of FIN 47 will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning May 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

Forward-Looking Statements

With the exception of any historical information contained in this report, the matters described herein contain forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements may include but are not limited to statements regarding: (1) expected future revenues and earnings; (2) any future expected change in currency exchange rates;  (3) the Company’s expectation that it will have adequate cash from operations to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2006; (4) the consummation of the proposed merger with affiliates of PEP; (5) the sufficiency of the supply of commodities and labor pool to carry on the Company’s business; and (6) the absence of any material adverse impact arising out of any current litigation in which the Company is involved.

The Company cautions that these statements are qualified by important factors that could cause actual results to differ materially from those reflected in the forward looking statements contained herein.  Such factors include, but are not limited to: (1) the Company’s ability to achieve future revenues and earnings and overcome any significant impact from increased food, labor and utility costs in the U.S. and Australia; (2) the possible negative impact of fluctuations in the foreign currency exchange rate between the Australian dollar and the U.S. dollar; (3) the continued ability of the Company’s operations to generate the necessary cash to invest in its U.S. and international businesses; (4) the Company’s ability to generate sufficient cash to meet its future debt service, working capital and capital expenditure requirements;  (5) the absence of shortages in critical supplies necessary for the Company to continue its business operations; (6) the continuing availability to the Company of sufficient insurance coverage to resolve the remaining Sizzler® E.coli case; and (7) such risks as may be detailed from time to time in the Company’s reports filed with the SEC, including Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K, and Annual Reports on Form 10-K and 10-K/A.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk, and commodity price risk.

Interest Rate Risk

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”).  The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type.  The maximum principal commitment under the Credit Facility is $31.2 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004.  The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.7 percent at April 30, 2005), plus a 2.3 percent margin. At April 30, 2005 the Company’s unpaid principal balance on the Credit Facility was approximately $9.3 million ($12.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate.  At April 30, 2005, the notional amount of the interest rate cap is approximately $2.3 million ($3.0 million in Australian dollars), which covered approximately 25.0 percent of the loan principal outstanding and expires on January 1, 2006.  At April 30, 2005, the fair value of the interest rate cap contract is zero.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin).  At April 30, 2005, the notional amount of the interest rate swap contract is approximately $2.3 million ($3.0 million in Australian dollars), which covered approximately 25.0 percent of the loan principal outstanding and expires on January 1, 2006.  At April 30, 2005, the fair value of the interest rate swap contract is zero.

The Company calculated that a hypothetical 10.0 percent change in the interest rates, as defined above, in the near-term would change interest expense by less than $0.1 million for a one-year period.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of April 30, 2005 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Non-collateralized borrowings, at fixed interest rates (10.0% at April 30, 2005), due through 2012	$427	$516
Mortgage notes payable, with a fixed interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	551	808
Westpac note, with a variable interest rate (8.0% at April 30, 2005) payable in Australian dollars due through 2008	9,342	9,342
Capital lease obligations (interest rates range from $7.5% to 12.4%)	4,253	4,253
	$14,573	$14,919

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of April 30, 2004 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Non-collateralized borrowings, at fixed and variable interest rates (8.8% at April 30, 2004), due through 2012	$620	$730
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	8,989	9,192
Mortgage notes payable, with a fixed interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	553	804
Westpac note, with a variable interest rate (7.8% at April 30, 2004) payable in Australian dollars due through 2008	23,840	23,840
Capital lease obligations (interest rates ranging from 8.5% to 12.4%)	3,963	3,963
	$37,965	$38,529

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange risk primarily relates to its investment in its Australian operations whereby changes in the exchange rate impact the Company’s net investment. The Company has mitigated the risk with a bank loan payable in Australian dollars, which reduces the Company’s exposure by decreasing its net investment.  As of April 30, 2005, the Company’s net equity in its Australian subsidiaries was $17.7 million.

The Company calculated that a hypothetical 10.0 percent change in the Australian exchange rate in the near-term would result in approximately a $1.8 million change in the net equity in the Australian subsidiaries.  The Company calculated that a hypothetical 10.0 percent change in the Australian exchange rate in the near-term would result in approximately a $1.3 million change in the net income.

Commodity Price Risk

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat, poultry and produce used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price. The Company has no purchase agreements longer than one year. The Company does not purchase futures contracts for trading purposes.  The Company is unable to predict the possible impact of changes in commodity prices.  However, in the past the Company has been able to address these changes by passing these costs along to its customers because these changes have generally impacted all restaurant companies.

Item 8 – Financial Statements and Supplementary Data

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands of dollars, except per share data)

The following tables show comparative quarterly financial results during the past two fiscal years. The first, second and fourth fiscal quarters normally include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations.  Fiscal year 2004 was a fifty-three week year, therefore, the fourth fiscal quarter includes thirteen weeks of operations.

	First	Second	Third	Fourth
Fiscal Year 2005	Quarter	Quarter	Quarter	Quarter
Weeks	12	12	16	12
Restaurant sales, net	$79,874	$77,119	$107,518	$80,864
Franchise revenues	2,078	2,297	2,813	2,281
Total revenues	81,952	79,416	110,331	83,145

Cost of sales (excluding Depreciation and amortization reflected below)	27,618	26,100	37,146	27,786
Labor and related costs	21,596	21,022	28,732	22,253
Other operating expenses	20,153	18,779	26,128	18,020
Depreciation and amortization	2,805	2,864	3,843	2,937
General and administrative expenses	7,077	6,906	9,546	11,038
Gains on property sales, sale-leasebacks and legal settlements	—	—	(3,161)	(1,758)
Asset impairments	—	296	2,771	—
Goodwill impairment	—	—	21,924	—

Operating income (loss)	$2,703	$3,449	(16,598)	$2,869

Net income (loss)	$489	$856	$(22,648)	$(27)

Basic earnings (loss) per share	$0.02	$0.03	$(0.82)	$—
Diluted earnings (loss) per share	$0.02	$0.03	$(0.82)	$—

	First	Second	Third	Fourth
Fiscal Year 2004	Quarter	Quarter	Quarter	Quarter
Weeks	12	12	16	13
Restaurant sales, net	$75,767	$74,304	$102,591	$85,646
Franchise revenues	2,053	2,038	2,570	2,185
Total revenues	77,820	76,342	105,161	87,831

Cost of sales (excluding Depreciation and amortization reflected below)	25,555	25,524	36,083	29,410
Labor and related costs	20,498	20,605	28,420	24,591
Other operating expenses	18,730	18,896	26,779	19,907
Depreciation and amortization	2,665	2,769	3,533	2,869
General and administrative expenses	5,408	6,763	8,678	8,081
Operating income	$4,964	$1,785	$1,668	2,973

Net income (loss)	$3,440	$276	$(812)	$661

Basic earnings (loss) per share	$0.13	$0.01	$(0.03)	$0.02
Diluted earnings (loss) per share	$0.11	$—	$(0.05)	$0.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Worldwide Restaurant Concepts, Inc.
Sherman Oaks, California

We have audited the accompanying consolidated balance sheets of Worldwide Restaurant Concepts, Inc. and subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Worldwide Restaurant Concepts, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 2 to the consolidated financial statements, the Company has entered into a definitive merger agreement with Pacific Equity Partners to acquire all of the outstanding capital stock of the Company.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 3, 2005

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

As of April 30,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$34,379	$24,755
Restricted cash	5,330	5,131
Receivables, net of an allowance of $437 in 2005 and $641 in 2004	2,760	2,042
Inventories	5,670	4,807
Deferred income taxes	5,485	3,169
Prepaid expenses and other current assets	4,371	2,718
Assets related to restaurants held for sale	2,232	5,417
Total current assets	60,227	48,039

Property and equipment, at cost
Land	2,547	6,864
Buildings and leasehold improvements	91,286	92,810
Equipment	79,062	76,128
Construction in progress	2,597	1,350
	175,492	177,152
Less accumulated depreciation and amortization	(106,763)	(101,681)
Total property and equipment, net	68,729	75,471

Long-term notes receivables including $160 and $200 of related party receivables in 2005 and 2004, respectively	1,460	912

Deferred income taxes	7,192	10,757

Goodwill	1,723	23,647

Intangible assets, net of accumulated amortization of $1,322 in 2005 and $1,068 in 2004	2,278	2,090

Other assets	925	1,127
Total assets	$142,534	$162,043

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

As of April 30,	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,077	$7,156
Accounts payable	16,426	12,396
Other current liabilities	29,630	23,334
Income taxes payable	4,327	4,056

Total current liabilities	57,460	46,942

Long-term debt, net of current portion	7,496	30,809

Deferred gains, rent and landlord incentives	18,917	11,894

Pension liability	13,817	14,031

Minority interest	32,028	14

Commitments and contingencies

Stockholders’ equity
Preferred stock, authorized 1,000 shares, $5 par value; no shares issued and outstanding	—	—
Common stock, authorized 50,000 shares, $.01 par value; issued and outstanding of 29,880 and 27,880 and 29,438 and 27,438 at April 30, 2005 and 2004, respectively	299	294
Additional paid-in capital	256,066	280,442
Accumulated deficit	(226,036)	(204,706)
Treasury stock, at cost, 2,000 shares, at April 30, 2005 and 2004	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,378)	(13,542)
Total stockholders’ equity	12,816	58,353

Total liabilities and stockholders’ equity	$142,534	$162,043

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

For the Years Ended April 30,	2005	2004	2003
Revenues
Restaurant sales, net	$345,375	$338,308	$285,305
Franchise revenues	9,469	8,846	8,223

Total revenues	354,844	347,154	293,528

Costs, Expenses and Other
Cost of sales (excluding depreciation and amortization reflected below	118,650	116,572	96,083
Labor and related costs	93,603	94,114	79,825
Other operating expenses	83,080	82,548	69,660
Depreciation and amortization	12,449	11,836	10,439
General and administrative expenses	34,567	28,930	25,145
Gains on property sales, sale-leasebacks and legal settlements	(4,919)	—	—
Asset impairments	3,067	1,764	1,661
Goodwill impairment	21,924	—	—

Total operating costs, expenses and other	362,421	335,764	282,813

Operating income (loss)	(7,577)	11,390	10,715
Interest expense	2,702	3,215	2,515
Investment income, net	658	551	630
Income (loss) before income taxes and minority interest	(9,621)	8,726	8,830

Provision for income taxes	9,030	5,255	1,953

Minority interest expense (benefit)	2,679	(94)	(31)

Net income (loss)	$(21,330)	$3,565	$6,908

Basic earnings (loss) per share	$(0.77)	$0.13	$0.25

Diluted earnings (loss) per share	$(0.77)	$0.07	$0.24

Weighted average common shares outstanding:

Basic	27,621	27,371	27,232
Diluted	27,621	28,382	27,870

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

						Accumulated
	Common		Additional			Other	Total
	Shares	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Stock	Loss	Equity
Balance at April 30, 2002	27,205	$292	$279,904	$(215,179)	$(4,135)	$(8,294)	$52,588
Comprehensive income:
Net income				6,908			6,908
Foreign currency adjustment						(252)	(252)
Minimum pension liability						(2,039)	(2,039)
Unrealized gain on derivative instruments						83	83
Comprehensive income (loss)				6,908		(2,208)	4,700
Exercise of stock options, net	27		97				97
Balance at April 30, 2003	27,232	292	280,001	(208,271)	(4,135)	(10,502)	57,385
Comprehensive income:
Net income				3,565			3,565
Foreign currency adjustment						(1,941)	(1,941)
Minimum pension liability						(1,132)	(1,132)
Unrealized gain on derivative instruments						33	33
Comprehensive income (loss)				3,565		(3,040)	525
Exercise of stock options, net	206	2	441				443
Balance at April 30, 2004	27,438	294	280,442	(204,706)	(4,135)	(13,542)	58,353
Comprehensive income:
Net loss				(21,330)			(21,330)
Foreign currency adjustment						328	328
Minimum pension liability						(170)	(170)
Unrealized gain on derivative instruments						6	6
Comprehensive income (loss)				(21,330)		164	(21,166)
Revaluation of minority interest			(25,017)				(25,017)
Exercise of stock options and warrants, net	442	5	641				646
Balance at April 30, 2005	27,880	$299	$256,066	$(226,036)	$(4,135)	$(13,378)	$12,816

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

For the Years Ended April 30,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,330)	$3,565	$6,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,449	11,836	10,439
Deferred income taxes	1,921	(1,516)	(2,895)
Allowance for bad debts	140	235	16
(Gain) loss on sale of assets	(3,749)	303	(282)
Asset write downs	3,620	2,216	2,026
Amortization of deferred revenue	(748)	(1,247)	(1,216)
Foreign currency gain	—	—	(922)
Minority interest expense (benefit)	2,679	(94)	(31)
Goodwill impairment	21,924	—	—
Other	22	78	(31)
Changes in operating assets and liabilities:
Receivables	(1,673)	686	(285)
Inventories	68	(202)	(122)
Prepaid expenses and other current assets	(218)	(665)	(527)
Accounts payable	3,286	(3,425)	3,321
Accrued liabilities	4,335	151	4,734
Income taxes payable	9	500	301
Net cash provided by operating activities	22,735	12,421	21,434
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(14,802)	(17,296)	(16,456)
Proceeds from sale of assets	4,751	775	2,025
Proceeds from sale-leaseback financing	17,467	—	—
(Increase) decrease in restricted cash	(199)	(3,081)	46
Acquisition of minority interest in subsidiary	—	(2,464)	(1,041)
Increase upon consolidation of variable interest entity	(310)	—	—
Other, net	67	159	(65)
Net cash provided by (used in) investing activities	6,974	(21,907)	(15,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term borrowings	—	15,860	—
Repayment of long-term debt	(25,729)	(8,464)	(7,558)
Sale of subsidiary equity	4,461	50	145
Distributions to minority shareholders and partners	(193)	(56)	—
Other, net	646	443	105
Net cash provided by (used in) financing activities	(20,815)	7,833	(7,308)
Effect of exchange rate changes on cash and cash equivalents	730	105	1,725
Net increase (decrease) in cash and cash equivalents	9,624	(1,548)	360
Cash and cash equivalents at beginning of year	24,755	26,303	25,943
Cash and cash equivalents at end of year	$34,379	$24,755	$26,303

Supplemental Cash Flow Disclosures
Cash paid during the year for:
Interest	$2,414	$3,220	$2,429
Income taxes	6,746	5,178	4,954

Non-Cash Investing and Financing Transactions
Minimum pension liability adjustment, net	$170	$1,132	$2,039
Net increase in value of interest rate cap/swap derivatives	6	33	83
Pat & Oscar’s Earn-Out	—	—	1,038
Pat & Oscar’s Call Option	—	—	1,416
Capital leases	1,235	2,909	1,804
Revaluation of minority interest	(25,017)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Line of Business: Worldwide Restaurant Concepts, Inc. and subsidiaries (“WRC” or the “Company”) is principally engaged in the operation, development and franchising of the Sizzler® concept, the operation and development of the Pat & Oscar’s® concept, and the operation of KFC® franchises.

Principles of Consolidation: The consolidated financial statements include the accounts of Worldwide Restaurants Concepts, Inc. and all wholly-owned and majority-owned subsidiaries.  Intercompany accounts and transactions have been eliminated.  The Company utilizes various advertising funds to administer its advertising programs.  Under Financial Interpretation No. 46R “Consolidation of Variable Interest Entities,” the Company consolidated all of the U.S. Sizzler local advertising cooperative funds (“ad funds”).

Accounting Period: The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30.  Fiscal years 2005 and 2003 were fifty-two week years ended on May 1, 2005 and April 27, 2003, respectively.  Fiscal year 2004 was a fifty-three week year ended on May 2, 2004.  For clarity of presentation, the Company has described all years presented as if ended on April 30.

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

Revenue Recognition: The Company recognizes revenue for the sale of food products at the time they are sold net of any customer discounts.  The Company recognizes franchise revenue as follows:  The initial franchise fee is recognized as income when the franchised restaurant commences operation, at which time the Company has fulfilled its obligations relating to such fees, which include assistance with planning and construction of the restaurant and initial management training.  Royalties that are based upon a percentage of sales are recognized as income when earned in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45,  “Accounting for Franchise Fee Revenue”. On a limited basis, franchisees enter into leases of restaurant properties leased or owned by the Company. Lease revenue is recognized in the period in which it is earned.  Royalty revenues and franchise fees are included in “Franchise Revenues” in the consolidated statements of operations.

Marketing Costs: Marketing costs are expensed as incurred and reported in Other Operating Expenses and include costs of advertising and marketing. Company-operated Sizzler restaurants and most Sizzler franchise restaurants in the U.S. contribute 0.5 percent of sales to a national advertising co-op and from 3.0 to 5.0 percent of sales to certain regional advertising co-ops.  Company-operated KFC restaurants contribute 5.0 percent of sales to an Australian national advertising co-op.  In the U.S., the national advertising co-op provides for brand research, production and design and the regional co-ops provide local media and advertising.  In Australia, the national advertising co-op provides brand research, production and design as well as local media.  Marketing costs were $17.4 million, $17.4 million and $14.5 million for the years ended April 30, 2005, 2004, and 2003, respectively.

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

	For the years ended April 30,
	2005	2004	2003

Net Income (loss):	$(21,330)	$3,565	$6,908
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	90	112	399
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(748)	(1,047)	(889)
Pro forma basic net income (loss)	$(21,988)	$2,630	$6,418
Deduct: Income attributed to AMG options dilution (see Note 15)	—	(1,494)	(184)
Pro forma diluted net income (loss)	$(21,988)	$1,136	$6,234

Earnings (loss) per share:
Basic, as reported	$(0.77)	$0.13	$0.25
Basic, pro forma	$(0.80)	$0.10	$0.24
Diluted, as reported	$(0.77)	$0.07	$0.24
Diluted, pro forma	$(0.80)	$0.04	$0.22

Earnings per Share: Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share include the effect of options, warrants and AMG options of CFG (see Note 15 ) using the treasury stock method when dilutive.

Cash and Cash Equivalents: At April 30, 2005 and 2004, cash and cash equivalents consists of cash and short-term investments, carried at cost, with maturities of less than three months at the date of acquisition.

Fair Value of Financial Instruments: Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accrued liabilities and payables approximate fair value because of their short maturities. At April 30, 2005,  the carrying value of long-term debt was $14.6 million and the fair value was approximately $14.9 million thus the Company’s variable rate debt approximates fair value meaning that similar terms could currently be obtained. At April 30, 2004,  the carrying value of long-term debt was $38.0 million and the fair value was approximately $38.5 million.

Restricted Cash: As of April 30, 2005 and 2004, the Company had restricted cash balances related to employee benefits and restricted cash collateral for letter of credit with an insurance company.

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

Goodwill and Other Intangible Assets:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized; estimated useful lives range from 10 to 40 years.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  SFAS No. 142 requires a two-step process for testing goodwill impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.  The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company evaluates its intangible assets for impairment by comparing their carrying value to their fair value with a loss recognized for the amount the carrying value exceeds the fair value. Considerable management judgment is necessary to estimate fair value.  Accordingly, actual results could vary from such estimates.  During fiscal year 2005, the Company recorded a $21.9 million goodwill impairment charge related to the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s. See Note 3 – Goodwill and Other Intangibles, to the Consolidated Financial Statements.

Cash Surrender Value: The Company has several life insurance policies covering certain former employees with an aggregate cash surrender value of $39.5 million as of April 30, 2005.  The Company has borrowings against the cash surrender value totaling $39.2 million as of April 30, 2005.  The net amount is recorded in other assets on the consolidated balance sheets.  However, the Company allowed the policies to lapse in July 2005 and the cash surrender value was applied to the remaining balances owed at July 2005 ending the Company’s obligations under the policies.

Leases: The Company leases the majority of its facilities under operating lease agreements. The Company accounts for its leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that the leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

For leases that contain scheduled rent escalations, the Company records the total rent payable during the lease term, as discussed above, on a straight-line basis over the term of the lease (including a “rent holiday” period, if any, beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a component of deferred gains, rent and landlord incentives as part of consolidated balance sheets. Certain leases contain a significant leverage factor in the form of rent escalation that is a multiple of the Consumer Price Index.  Such leases are accounted for on a straight-line basis using assumptions as to the rent escalation amounts. For building leases, straight-line rent incurred during rent holidays is reflected as part of rent expense in pre-opening expenses.  In instances involving land leases, in which the Company is responsible for the construction of the restaurant, it is the Company’s policy to reflect such straight-line rent incurred during the build-out period as a cost of constructing the related restaurant facility.  Rent from the date the restaurant is complete through the restaurant opening date is included as part of rent expense.

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

Sale-Leaseback Transactions:  In accordance with SFAS No. 98, “Accounting for Leases,” the Company uses sales-leaseback accounting to record the sale of certain property.  Gains associated with such sales are generally deferred and amortized in proportion to the amortization of the leased asset, if a capital lease, or in proportion to the related gross rental charged to expense over the lease term, if an operating lease. See Note 14 – Deferred Gains, Rent and Landlord Incentives, to Consolidated Financial Statements.

Foreign Currency Translation:  The functional currency for foreign subsidiaries is generally the local currency.  Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the accounting period. Revenue and expenses are translated at weighted average exchange rates during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. In addition, the Company has certain inter-company receivables and payables between the U.S. and its foreign subsidiaries that are expected to be settled on a known future date.  These balances are translated at exchange rates in effect at the end of the accounting period and the resulting gains or losses are recorded as a component of general and administrative expenses. The functional currency used in the Company’s foreign operations is primarily the Australian dollar.  Foreign translation losses were less than $0.1 million in fiscal year 2005. The Company recognized $0.8 and $0.9 million of foreign currency translation gains during the fiscal years 2004 and 2003, respectively.

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

Derivative Financial Instruments: The Company’s interest rate risk is managed with the selective use of derivatives that mitigates or eliminates certain financial and market risks. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed.  The derivative must be highly effective in offsetting changes in fair value or cash flows, as appropriate, for the risk being hedged.  Effectiveness is evaluated on a retrospective and prospective basis.  If a hedge relationship becomes ineffective, it no longer qualifies as a hedge.  Any excess gains or losses attributable to any ineffectiveness are recognized in earnings.

At April 30, 2005, the Company was party to an interest rate swap agreement and an interest rate cap agreement in connection with its borrowings from Westpac (see Note 6 – Debt, to the Consolidated Financial Statements).  The Company has designated these derivatives as cash flow hedges and recorded the fair value in the consolidated financial statements. All of the change in value of the derivatives is recorded in other comprehensive income, as no ineffectiveness exists. The fair value of the derivatives will be reduced to zero upon expiration of the contracts in January 2006.  At April 30, 2005, the amount of other comprehensive income attributed to the Company’s derivative financial instruments was zero therefore there would be no related impact to earnings during the next 12 months related to the existing gain or loss.  (See Note 21 - Accumulated Other Comprehensive Loss, to the Consolidated Financial Statements.)

Variable interest entities: The Company utilizes various advertising funds to administer its advertising programs.  The cooperative advertising funds consist of the domestic Sizzler national advertising fund and three ad funds.  The ad funds create and administer advertising programs for domestic Company-operated and franchise restaurants. Each of the ad funds is a separate non-profit association with all the proceeds segregated and managed by a third-party bookkeeping company.  Under Financial Interpretation No. 46R “Consolidation of Variable Interest Entities,” the Company consolidated all of the Sizzler ad funds.  Consolidation of the ad funds had no impact on the Company’s consolidated statement of operations.

Advertising fund assets and liabilities of $1.3 million are included in the accompanying consolidated balance sheets as of April 30, 2005.

New Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that the adoption of FIN 47 will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning May 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

Reclassifications: Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

Note 2 – Merger Agreement

On April 28, 2005, the Company announced that it had entered into a definitive merger agreement with affiliates of an Australian private equity firm, Pacific Equity Partners (“PEP”), pursuant to which the affiliates of PEP agreed to acquire all outstanding capital stock of Worldwide Restaurant Concepts, Inc.  The actual per share merger consideration will be determined by the merger agreement formula using the U.S. dollar to Australian dollar exchange rate one business day before the closing date of the merger. The terms of the merger agreement provide that the per share consideration will vary from a floor of $6.65 if the U.S. dollar to Australian dollar exchange rate is 0.7339 or below to a high of $7.25 if the exchange rate is 0.8410 or above.

Upon completion of the transaction, the affiliates of PEP will own 100% of the outstanding capital stock of Worldwide Restaurant Concepts, Inc. and the stock of Worldwide Restaurant Concepts, Inc. will no longer be traded publicly. Members of the AMG currently own shares of capital stock of CFG.  These persons are expected to be offered an option to exchange such shares of CFG for a combination of shares of affiliates of PEP and cash.

The transaction is subject to the approval of the Company’s stockholders, as well as customary closing conditions, including receipt of regulatory approvals and certain third party consents, including, but not limited to, the approval by YUM! Brands, Inc. of the transfer of franchise agreements for the Company’s KFC® stores in Australia, and receipt by PEP of debt financing required to complete the transaction. On June 15, 2005 the Company filed with the SEC its preliminary proxy to seek stockholder approval for the merger.  As of the date of this report, the Company anticipates the transaction will be completed by mid-September 2005, assuming that stockholder approval is obtained.

The merger agreement provides for an $8.4 million termination fee that would be payable by the Company to PEP if the merger agreement is terminated under any of the following circumstances: 1) termination by WRC concurrently with its acceptance of a superior takeover proposal; 2) termination by either the Company or PEP following a vote of the Company’s stockholders in which the stockholders do not approve the merger; or 3) termination by PEP if the Company’s Board of Directors or any committee of the Board withdraws or adversely modifies the merger agreement.  In addition, under certain other circumstances WRC would be required to reimburse PEP for its out-of-pocket expenses relating to the merger up to a maximum of $5.6 million.  Under no circumstances will WRC be required to both pay a termination fee and reimburse to PEP for its expenses.

Note 3 – Goodwill and Other Intangibles

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. The Company completed its annual goodwill impairment test during the second quarter of fiscal year 2005. At that time approximately $21.9 million of the Company’s $23.6 million of goodwill related to its Pat & Oscar’s reporting unit.  The remainder primarily related to the Sizzler USA reporting unit.  Following its analysis the Company concluded that the fair value of its goodwill exceeded the carrying value and no impairment was recorded.

Subsequent to the completion of its annual goodwill impairment test, the Company entered into negotiations with potential buyers, and as discussed in Note 2, on April 28, 2005, the Company entered into a merger agreement with affiliates of PEP. During the negotiations with PEP and other potential buyers,  the Company received offers for Pat & Oscar’s which were substantially less than the carrying value of that reporting unit. This market information led the Company to conclude that there were indicators of impairment and that it was more likely than not that its goodwill was impaired. The Company then completed the second step of the impairment analysis under SFAS 142, “Goodwill and Other Intangible Assets,” determining that the carrying amount of the Pat & Oscar’s reporting unit goodwill exceeded its implied fair value, and that the goodwill was fully impaired.  Accordingly, during the third quarter, the Company recorded a goodwill impairment charge of $21.9 million representing the write-off of all of the goodwill associated with the purchase of Pat & Oscar’s. The changes in the carrying amount of goodwill, by reporting segment, for the fiscal years ended April 30, 2005 and 2004, are as follows (in thousands):

	Sizzler	Pat &	Sizzler
	USA	Oscar’s	International	Total

Goodwill as of April 30, 2003	$1,449	$21,913	$274	$23,636
Goodwill acquired during the year	—	11	—	11
Balance as of April 30, 2004	1,449	21,924	274	23,647
Goodwill impairment	—	(21,924)	—	(21,924)
Goodwill as of April 30, 2005	$1,449	$—	$274	$1,723

The following table sets forth intangible assets by major asset class as of the fiscal years ended April 30 (in thousands):

			Weighted
			Average Amortization
	2005	2004	Period (years)

Franchise rights	$1,895	$1,518	12
Trademarks	1,654	1,589	30
Other intangibles	51	51	indefinite

Total intangibles	3,600	3,158

Accumulated amortization - franchise rights	(933)	(757)
Accumulated amortization - trademarks	(389)	(311)
Total accumulated amortization	(1,322)	(1,068)
Net intangibles	$2,278	$2,090

Trademarks consist of cost to register new trademarks and defend existing trademarks.  Aggregate amortization expense related to intangible assets was approximately $0.2 million, $0.2 million and $0.1 million for the years ended April 30, 2005, 2004 and 2003, respectively.  There was no impairment loss recorded in the Company’s finite intangible assets during fiscal years 2005, 2004 or 2003.  Amortization expense is expected to be approximately $0.2 million in each of the next five fiscal years.

Note 4 – Income Taxes

The Company files a consolidated United States income tax return, which includes all domestic subsidiaries and has elected to include certain Australian subsidiaries.  As a result, substantially all of the Company’s domestic and foreign income is subject to tax in the United States of America.  The Company also files a consolidated income tax return in Australia which includes the results of its Australian entities.

The components of the provision for income taxes attributable to income from operations consists of the following (in thousands):

	For the years ended April 30,
	2005	2004	2003

Current
Federal	$338	$114	$—
State	619	428	520
Foreign	6,824	6,326	4,434
	7,781	6,868	4,954
Deferred
Federal	(7,187)	1,150	2,086
State	(993)	(394)	1,593
Foreign	(748)	(1,613)	(836)
	(8,928)	(857)	2,843
Change in valuation allowance	10,177	(756)	(5,844)
Provision for income taxes	$9,030	$5,255	$1,953

A reconciliation of the statutory United States Federal income tax rate to the Company’s consolidated effective income tax rate follows:

	For the years ended April 30,
	2005	2004	2003

Federal statutory tax rate – Income / (Loss)	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal benefit	(2.2)	2.4	2.9
Australian taxes, net of federal benefit	34.2	33.5	23.9
Dividend income – foreign	—	3.4	—
Reversal of accruals for state taxes	(3.5)	—	—
Latin America withholding, net of federal benefit	1.4	1.6	1.5
Officer life premiums & other permanent differences	5.0	3.8	3.9
Cash surrender value – permanent differences	(10.2)	(15.3)	(13.7)
Other	1.0	1.1	—
Change in valuation allowance	82.7	(5.8)	(31.4)
Effective tax rate	73.4%	59.7%	22.1%

During fiscal year 2005 the Company decreased its income tax accruals by approximately $0.6 million for issues on various state tax returns for which the statute of limitations expired.  The Company continues to maintain an accrual for certain tax matters at its foreign operations and does not believe the ultimate resolution of these matters will have a material impact on the Company’s financial position, results of operations or cash flows.

United States pre-tax income (loss) from domestic and foreign operations is as follows (in thousands):

	For the years ended April 30,
	2005	2004	2003

Domestic	$(30,197)	$(7,397)	$(899)
Foreign	17,897	16,217	9,760
	$(12,300)	$8,820	$8,861

The tax effects of temporary differences and carryforwards that give rise to significant amounts of deferred income tax assets and deferred income tax liabilities are as follows (in thousands):

	As of April 30,
	2005	2004
Current deferred tax assets:
Operating allowances and accruals	$5,485	$3,169
Current portion of deferred income taxes	$5,485	$3,169

Non-current deferred tax assets:
Property and equipment	$8,223	$6,985
Australian deferred assets, primarily Property and equipment	6,985	6,237
Deferred gain	4,111	1,709
Goodwill	5,981	(1,631)
Other	(1,005)	549
Federal & state tax credits	5,488	5,150
Net operating loss carryforwards	36,068	40,240
Deferred income taxes	65,851	59,239
Less: valuation allowance	(58,659)	(48,482)
Net deferred income taxes	$7,192	$10,757

Pursuant to SFAS No. 109, a valuation allowance is recorded against net deferred income tax assets, if after assessing both the positive and negative evidence, management concludes that it is considered more likely than not, that some if not all of its deferred income tax assets will not be realized. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, and the expected timing and nature of the reversals of its recorded deferred income tax assets.  During the third quarter of fiscal 2005, the Company recorded a non-cash charge of approximately $2.0 million to increase its valuation allowance against its net US deferred income tax assets. The Company also increased its valuation allowance by approximately $8.0 million during fiscal year 2005 to provide against increases in its domestic net operating carryforwards that are more likely than not recoverable. The Company’s net deferred U.S. income tax assets were $5.7 million, $7.7 million, and $7.7 million as of April 30, 2005, 2004 and 2003, respectively.

The following is a summary of the net operating loss carryforwards, credit carryforwards and related expiration dates at April 30, 2005 (in thousands):

	Gross
	Amount	Expiration
Federal net operating loss	$103,052	2012 – 2018
Minimum tax credit	$2,649	Indefinite
General business credit	$2,796	2006 – 2010

The amount of the general business credit set to expire, if unused, during fiscal year 2006 is approximately $0.5 million.

Note 5 – Leases

The Company is a party to a number of non-cancelable lease agreements involving land, buildings and equipment.  The leases are generally for terms ranging from 5 to 20 years and expire on varying dates through 2027.  The Company has the right to extend many of these leases.  Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels.  The Company is also a sublessor of land, buildings and equipment on certain properties, which are leased to franchisees and others, which are not significant in amount.  As of April 30, 2005 and 2004, fixed assets held under capital leases included in property and equipment were $8.5 million and $7.3 million, respectively.  As of April 30, 2005 and 2004, accumulated depreciation on capital leases was $4.6 million and $3.7 million, respectively.

Following is a schedule by year of future minimum lease commitments and sublease rental income under all non-cancelable leases (in thousands):

	Commitments		Sublease
	Capital	Operating	Rental
Years ended April 30,	Leases	Leases	Income
2006	$1,207	$22,830	$947
2007	1,133	20,725	686
2008	952	18,276	468
2009	533	16,177	395
2010	357	13,587	301
Thereafter	3,187	40,754	97
Total minimum lease commitments/receivables	$7,369	$132,349	$2,894

Less amount representing interest	(3,116)

Present value of minimum lease payments	$4,253

Rent expense consists of (in thousands):

	For the years ended April 30,
	2005	2004	2003
Minimum rentals	$20,383	$19,903	$16,989
Contingent rentals	1,349	1,317	947
Less sublease rentals	(1,366)	(1,340)	(748)
Net rent expense	$20,366	$19,880	$17,188

Note 6 – Debt

A summary of debt outstanding as of April 30, 2005 and 2004 is as follows (in thousands):

	2005	2004

Non-collateralized borrowings, at fixed rate of 10.0% due through 2012	$427	$620
GE Capital collateralized borrowings, with fixed interest rates ranging from 8.7% to 9.7% due through 2008	—	8,989
Mortgage notes payable, with an interest rate of 10.0% collateralized by land and building with an original cost of approximately $600 due through 2039	551	553
Westpac note, with a variable interest rate (8.0% at April 30, 2005) payable in Australian dollars due through 2008	9,342	23,840
Capital lease obligations (interest rates ranging from 7.5% to 12.4%)	4,253	3,963
	14,573	37,965
Less – current portion	(7,077)	(7,156)
Long-term debt	$7,496	$30,809

Payments on outstanding long-term debt, including capital lease obligations of $7.1 million are due in fiscal year 2006, $4.0 million in fiscal year 2007, $0.7 million in fiscal year 2008, $0.4 million in fiscal year 2009, $0.2 million in fiscal year 2010 and $2.2 million thereafter.

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”).  The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type.  The maximum principal commitment under the Credit Facility is $31.2 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004.  The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.7 percent at April 30, 2005), plus a 2.3 percent margin. At April 30, 2005 the Company’s unpaid principal balance on the Credit Facility was approximately $9.3 million ($12.0 million in Australian dollars). The primary exposure relating to this financial instrument results from changes in interest rates.

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate.  At April 30, 2005, the notional amount of the interest rate cap is approximately $2.3 million ($3.0 million in Australian dollars), which covered approximately 25.0 percent of the loan principal outstanding and expires on January 1, 2006.  At April 30, 2005, the fair value of interest rate cap contract is zero.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin).  At April 30, 2005, the notional amount of the interest rate swap contract is approximately $2.3 million ($3.0 million in Australian dollars), which covered approximately 25.0 percent of the loan principal outstanding and expires on January 1, 2006.  At April 30, 2005, the fair value of interest rate swap contract is zero.

The Company has an additional credit facility with Westpac.  The credit facility utilizes the same collateral and is subject to the same financial covenant restrictions as the Credit Facility with Westpac as mentioned above. The term of this facility expires on December 31, 2005.  The maximum principal commitment under the facility is $2.3 million ($3.0 million in Australian dollars).  There have been no amounts borrowed under the facility to date.  The available facility is multi-option in nature and has been allocated initially to a $1.5 million ($2.0 million in Australian dollars) revolving commercial bill facility and a $0.8 million ($1.0 million in Australian dollars) overdraft facility. Any un-drawn amount under either option can be re-allocated at any time by the Company to the other option. The loan agreement provides for interest on the commercial bill option at equivalent rates to the Credit Facility.  The interest rate applicable to the overdraft facility is Westpac’s reference lending rate plus 100 basis points (currently 8.8 percent).  There is a 1.0 percent fee applicable to any undrawn portion of either option.

The Company had a $10.0 million, seven-year term loan expiring in 2008 with GE Capital that was amortized based on 15 years, with fixed interest rates ranging from 8.7 to 9.7 percent. A portion of the Company’s real estate and personal property in the U.S. as well as a letter of credit in the amount of $0.7 million were collateral for the loan. The agreement was subject to certain financial covenants and restrictions such as a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization and others which management believes are customary for loans of this type. During fiscal year 2005, utilizing the proceeds from sale-leaseback transactions (see Note 14, - Deferred Gains, Rent and Landlord Incentives, to the Consolidated Financial Statements), the Company repaid the entire outstanding loan balance.

During fiscal year 2005, the Company also repaid a $0.1 million, variable interest term loan with Bank of America.

The Company was in compliance with all debt covenants as of April 30, 2005.

Note 7 – Employee Benefit Plans

In fiscal year 2003, the Company terminated its Supplemental Executive Retirement Plan (“SERP”) but remains obligated under the SERP for 11 former employees. The Company accounts for the SERP under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the years ended April 30, 2005, 2004, and 2003 determined under SFAS No. 87 are as follows (in thousands):

	For the years ended April 30,
	2005	2004	2003
Pension Plan:
Interest cost	$667	$758	$756
Recognized net actuarial loss	220	159	86
Net periodic benefit cost	$887	$917	$842

An additional minimum liability is recognized if the unfunded accumulated benefit obligation is greater than the pension liability accrued.  The additional minimum liability is measured as the difference between these amounts.  During the years ended April 30, 2005 and 2004, the Company incurred $0.4 million and $1.3 million, respectively, in charges to other comprehensive loss to reflect its additional minimum pension liability.  The following table sets forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets for the SERP (in thousands):

	For the years ended April 30,
	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$14,031	$13,326
Interest cost	667	758
Actuarial loss	390	1,292
Benefits paid	(1,271)	(1,345)
Benefit obligation at end of year	$13,817	$14,031

Reconciliation of Funded Status:
Unfunded status	$(13,817)	$(14,031)
Unrecognized actuarial loss	5,982	5,812
Net amount recognized	$(7,835)	$(8,219)

	As of April 30,
	2005	2004
Balance Sheets Consist of:
Pension liability	$13,817	$14,031
Accumulated other comprehensive loss	(5,982)	(5,812)
Net amount recognized	$7,835	$8,219

As the plan participants are inactive, the unrecognized actuarial loss is amortized over the participants’ estimated average remaining life expectancy of 20 and 21 years in fiscal year 2005 and 2004, respectively.  Amounts subject to amortization are limited to the excess loss that is more than 10.0 percent of the benefit obligation at the beginning of the year.  Significant assumptions used in determining the amounts shown above are as follows:

	2005	2004	2003
Discount rate	4.8%	5.0%	6.0%
Rates of salary progression	N/A	N/A	N/A

The following table represents expected benefit payments from the plan over the next ten plan years (in thousands).  The projection assumes a death age of 81:

Years ended April 30,	Annual Payout
2006	$1,276
2007	1,266
2008	1,266
2009	1,256
2010	1,206
2011-2015	4,660

In addition, the Company has a contributory employee profit sharing, savings and retirement plan (the “Plan”) whereby eligible employees can elect to contribute from 1.0 percent to 50.0 percent of their salary to the plan subject to statutory limits.  Under the Plan, the Company can elect to make matching contributions, with certain limitations.  Amounts charged to expense under these plans were approximately $0.3 million for each of the years ended April 30, 2005, 2004 and 2003.

Note 8 – Commitments and Contingencies

The Company is subject to various commitments and contingencies as follows:

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans.  The full extent of certain claims, in many cases, may not become fully determined for several years.  The Company, therefore, estimates the potential obligation for liabilities which have been reported and those that have been incurred but not yet reported based upon historical data and experience, and utilizes an outside consulting firm to assist the Company in developing these estimates.  Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of April 30, 2005, the Company has letters of credit of approximately $5.0 million for this purpose, which are secured by a corresponding amount of restricted cash.

The Company’s commodity price risk is attributable to fluctuations in the price of selected food products such as meat, poultry and produce used in the normal course of business. The Company contracts for certain amounts of these food products in the future at a predetermined or fixed price. The Company has no purchase agreements longer than one year. The Company does not purchase futures contracts for trading purposes.  The Company is unable to predict the possible impact of changes in commodity prices.  However, in the past the Company has been able to address these changes by passing these costs along to its customers because these changes have generally impacted all restaurant companies.

In connection with its joint venture agreement with its Sizzler franchisee in Singapore the Company is party to a guarantee whereby it is obligated to provide financial support to the joint venture.  The Company does not expect this guarantee to have a material adverse impact on its financial position, results of operations or cash flows.

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants.  Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but seven have been settled. The Company anticipates that all of the remaining claims will be settled by the end of the second quarter of fiscal year 2006.

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement And General Release with two of the lettuce suppliers involved in the 2003 E.coli incident and their insurers.  Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident.  The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows. See Note 17 - E.coli Incident, to the Consolidated Financial Statements.

Note 9 – Foreign Currency Exchange

WRC had certain intercompany advances to its Australian subsidiaries denominated in Australian dollars. During fiscal year 2003, the Company determined that these advances, previously accounted for as permanent investments, would be repatriated in fiscal year 2004. In accordance with SFAS 52, “Foreign Currency Translation,” the Company recognized $0.8 million of net foreign currency gains in fiscal year 2004 as a result of fluctuations in the exchange rates. This gain is included within general and administrative expenses in the Consolidated Statements of Operations. In fiscal year 2004, to hedge the foreign currency exchange risk on anticipated future repatriation, the Company entered into and exercised a foreign currency put option contract for $13.2 million ($20.0 million in Australian dollars).  The Company recorded $0.3 million in option premium cost associated with the put option contract during fiscal year 2004. The option expired in fiscal year 2004. The premium option cost is included within general and administrative expenses in the Consolidated Statements of Operations. The Company’s did not enter into any foreign exchange option contracts in fiscal years 2005 and 2003.

Note 10 – Stock Options, Restricted Stock and Shareholder Rights Plans

The Company has an Employee Stock Incentive Plan for certain officers and key employees, and a stock option plan for non-employee directors.  The maximum number of shares that may be issued under these plans is 5,000,000 and 775,000 shares, respectively.  Options issued under the Employee Stock Incentive Plan are typically issued at fair market value at the date of the grant, therefore no compensation expense is recorded.  Options issued under the non-employee directors’ plan may be issued in lieu of cash compensation and are issued at 50.0 percent of the fair market value at the date of the grant.  However, at least 25.0 percent of annual director fees must be taken in the form of options in accordance with the above formula.  Compensation expense under such grants is deferred as a component of additional paid-in capital and amortized and expensed ratably into income over the period the service is provided.  Grants of options to employees and the periods during which such options can be exercised are made at the discretion of the Board of Directors.  Board of Directors compensation expense related to grant of options was $90,000, $70,000 and $65,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and accordingly has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and to comply with the pro forma disclosure requirements of the standard. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended April 30,
	2005	2004	2003
Expected Life (years)	5	5	5
Volatility (percent)	64.8	66.8	65.3
Risk-free Interest Rate (percent)	3.4	3.0	3.8
Dividend Yield (percent)	0.0	0.0	0.0

Stock Options

The Company’s outstanding options become exercisable in varying amounts through fiscal 2008.  A summary of stock option transactions follows:

	For The Years Ended April 30,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding beginning of the year	3,447,000	$2.21	3,422,000	$2.09	2,944,000	$2.01
Options granted	183,000	3.04	633,000	2.90	695,000	2.49
Options exercised	(284,000)	1.97	(206,000)	1.80	(27,000)	1.22
Options canceled	(118,000)	2.92	(402,000)	2.46	(190,000)	2.44
Options outstanding end of year	3,228,000	$2.25	3,447,000	$2.21	3,422,000	$2.09
Options exercisable at end of year	2,693,000	$2.11	2,501,000	$2.08	2,078,000	$2.10
Weighted average fair value per share of options granted during the year.		$2.21		$1.81		$1.52

The following table summarizes information about stock options outstanding at April 30, 2005:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.61 - $1.25	363,000	$0.96	6.1 years	363,000	$0.96
$1.26 - $2.50	1,477,000	1.98	4.6 years	1,428,000	1.98
$2.51 - $5.00	1,386,000	2.87	6.1 years	900,000	2.77
$5.01 - $6.88	2,000	6.88	0.3 years	2,000	6.88

Total	3,228,000	$2.25		2,693,000	$2.11

Warrants

In connection with the acquisition of Pat & Oscar’s, the Company issued warrants to purchase up to 1,250,000 shares of the Company’s common stock at $4.00 per share, exercisable over 5 years.  All of the warrants became exercisable in fiscal year 2005. The terms of the agreement allowed the holders of the warrants to effect either a cash exercise or a cashless exercise where the holders would receive the number of the warrant shares equivalent to the excess of fair value of warrants over the exercise price.  On February 28, 2005 the Company received a request from the warrant holders to exercise all 1,250,000 warrants.  On March 21, 2005, pursuant to the agreement, the warrants were exercised through a cashless exercise. Upon exercise, 157,820 shares of the Company’s common stock were issued to the holders of the warrants.

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

On April 28, 2005, the Company executed a merger agreement (“the Merger Agreement”) with certain affiliates of Pacific Equity Partners Pty Limited (“PEP”), an Australian private equity firm.  In connection with the Merger Agreement, the Company and its Rights Agent entered into a Second Amendment to the Rights Agreement dated May 10, 2005 (the “Second Amendment”) which amends the Rights Agreement to provide, among other things, that the execution or delivery of the Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement will not cause the Rights to become exercisable under the Rights Agreements.

Note 11 – Information by Industry Segment and Geographic Area

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity.  The Company’s reportable segments are based on geographic area and product brand.  Sizzler Domestic consists of all USA and Latin America Sizzler® restaurant and franchise operations. Sizzler International consists of all other Sizzler® restaurant and franchise operations.  KFC consists of KFC® franchise restaurants in Australia.  Pat & Oscar’s consists of operations of the Pat & Oscar’s® restaurant and related catering functions.  Corporate and other includes any items not included in the reportable segments listed above.  The effects of all intercompany transactions are eliminated when computing revenues, operating income (loss) and identifiable assets.

Operating income includes segment operating results before investment income, interest expense, income taxes, and allocated corporate overhead. The corporate and other components of operating income represent corporate selling and general and administrative expenses prior to being allocated to the operating segments.

Identifiable assets are those assets used in the operations of each segment.  Corporate and other assets include cash, accounts receivable and various other assets.  Long-lived assets principally include goodwill, property and equipment, net, identifiable intangibles, net and other assets.

	For the Years Ended April 30,
	2005	2004	2003
Revenues (in thousands):
Sizzler – Domestic	$84,423	$97,830	$102,161
Sizzler – International	59,812	55,582	41,792
KFC	160,718	145,010	102,540
Pat & Oscar’s	49,891	48,732	47,035
Total	$354,844	$347,154	$293,528
Depreciation and Amortization (in thousands):
Sizzler – Domestic	$2,958	$3,579	$4,151
Sizzler – International	1,767	1,619	1,348
KFC	4,344	3,392	2,623
Pat & Oscar’s	2,889	2,588	1,792
Corporate and other	491	658	525
Total	$12,449	$11,836	$10,439

Operating Income (loss) (in thousands):
Sizzler – Domestic	$9,883	$6,944	$6,908
Sizzler – International	2,362	2,502	2,182
KFC	19,368	15,787	9,797
Pat & Oscar’s	(26,594)	(5,213)	892
Corporate and other	(12,596)	(8,630)	(9,064)
Total	(7,577)	11,390	10,715

Reconciliation to Net Income (loss):
Interest expense	2,702	3,215	2,515
Investment income, net	658	551	630
Income (loss) before income taxes and minority interest	(9,621)	8,726	8,830
Income tax provision	9,030	5,255	1,953
Minority interest expense (benefit)	2,679	(94)	(31)
Net income (loss)	$(21,330)	$3,565	$6,908

	For the Years Ended April 30,
	2005	2004	2003

Capital Expenditures (in thousands):
Sizzler - Domestic	$3,303	$5,378	$2,582
Sizzler - International	3,462	1,695	1,173
KFC	5,386	4,302	2,876
Pat & Oscar’s	2,406	5,607	9,453
Corporate and other	245	314	372
Total	$14,802	$17,296	$16,456

	As of April 30,
	2005	2004
Identifiable Assets (in thousands):
Sizzler - Domestic	$43,002	$51,991
Sizzler - International	10,384	9,339
KFC	21,365	18,455
Pat & Oscar’s	24,707	49,103
Corporate and other	43,076	33,155
Total	$142,534	$162,043

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	For the Years Ended April 30,
	2005	2004	2003

Revenues from external customers (in thousands):
Domestic	$134,314	$146,562	$149,196
International	220,530	200,592	144,332
Total	$354,844	$347,154	$293,528

	As of April 30,
	2005	2004

Long-lived assets (in thousands):
Domestic	$42,698	$77,279
International	30,957	25,056
Total	$73,655	$102,335

Note 12 – Earnings Per Share

Earnings per share (EPS) have been calculated as follows (in thousands, except EPS):

	For the Years Ended April 30,
	2005	2004	2003

Numerator for basic EPS - Net income (loss)	$(21,330)	$3,565	$6,908
Income attributed to AMG options dilution (see Note 15)	—	(1,494)	(184)
Numerator for diluted EPS - Net income (loss)	$(21,330)	$2,071	$6,724

Denominator for basic EPS - weighted average shares of common stock outstanding	27,621	27,371	27,232
Effect of dilutive stock options	—	1,011	638
Denominator for diluted EPS – adjusted weighted average shares outstanding	27,621	28,382	27,870

Basic earnings (loss) per share	$(0.77)	$0.13	$0.25

Diluted earnings (loss) per share	$(0.77)	$0.07	$0.24

Certain equity instruments including stock options, warrants and other common stock equivalents have been excluded from the computation above because their effect would have been anti-dilutive.  When computing earnings per share, 3.2 million, 1.4 million shares and 2.5 million shares have been excluded from fiscal years 2005, 2004 and 2003, respectively.

Note 13 – Related Party Transactions

As a material consideration for his employment as President/CEO of Sizzler USA, on October 15, 2001 Sizzler USA extended an unsecured, non-interest-bearing loan in the amount of $200,000 to Mr. Kenneth Cole.  The proceeds of the loan were to be used to pay two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer purchased by Mr. Cole.  During fiscal year 2005 the loan agreement between Mr. Cole and Sizzler USA was amended to forgive the loan over a five-year period staring in fiscal 2005.  Should Mr. Cole cease being employed by Sizzler USA, any deficiency remaining will become immediately due and payable.  The outstanding loan balance was $160,000 as of the end of fiscal 2005.

The Company entered into an agreement for services dated November 24, 2003 with one of its directors, Mr. Barry Krantz.  Under the agreement Mr. Krantz provided consulting services in connection with Pat & Oscar’s first television campaign. The engagement had a maximum term of six months and total compensation payable of up to $30,000.  During fiscal 2004, Mr. Krantz was paid a total of $16,000 under the agreement.  There were no payments made to Mr. Krantz in fiscal 2005.

Note 14 – Deferred Gains, Rent and Landlord Incentives

At April 30, 2005, deferred gains, rent and landlord incentives include approximately $3.9 million in unamortized deferred gains related to a sale and leaseback of certain properties in Australia, $2.9 million in deferred credits received from landlords, $3.4 million in deferred rent, $8.4 million in unamortized deferred gains related to the sale and leaseback of nine Sizzler USA restaurants (as described below), $0.3 million in vendor rebates and deferred franchise fees.  At April 30, 2004, deferred gains, rent and landlord incentives include approximately $4.4 million in unamortized deferred gains related to a sale and leaseback of certain properties in Australia, $3.4 million in deferred credits received from landlords, $2.9 million in deferred rent, $0.8 million in unamortized deferred gains related to the sale and leaseback of one Sizzler USA restaurant (as described below), $0.4 million in vendor rebates and deferred franchise fees.

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

During fiscal year 2005, the Company completed sale-leaseback transactions on eight Sizzler Domestic properties. The restaurants have been and will continue to be operated by the Company. The Company received cash proceeds of approximately $17.5 million. The lease agreements have a term of ten years and require annual lease payments of approximately $1.3 million. In accordance with SFAS No. 28 “Accounting for Sales with Leasebacks” and SFAS 98, “Accounting for Leases,” the Company recognized a $1.6 million gain and deferred a $7.9 million gain that will be recognized over the ten year life of the lease. The $1.6 million gain represents the excess of the total gain over the present value of the future minimum lease payments. The Company does not have a continuing involvement in the properties sold other than the active use of the properties in consideration for payment of rent.

Note 15 – Minority Interest and Australian Management Transaction

Minority interest liability is attributable to the collective ownership interests of the minority shareholders of the Company’s subsidiaries, Pat & Oscars and Collins Foods Group.

Under the Company’s stock option plan for its Australian Management Group (“AMG”), certain employees were granted options to purchase up to 4.1 million shares, representing a diluted 19.4 percent interest, in Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia.  The exercise price of the options ranged from Australian $1.00 (U.S. $0.78 at April 30, 2005) to Australian $4.41 (U.S. $3.44 at April 30, 2005), the estimated fair value of the shares on the grant dates.

In accordance with the Company’s stock option plan for AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG.  An additional 23,000 options were exercised during the second quarter and the remaining 49,000 options expired during the second quarter.  During the third quarter of fiscal year 2005, the Company re-purchased 40,000 shares from certain AMG members. Net loss for fiscal year 2005 reflects minority interest of $2.6 million and in fiscal year 2006, net income from the Company’s CFG operations is expected to be reduced to reflect a minority interest of approximately 18.9 percent reflecting the expiration of certain options and repurchase of certain shares.

The CFG options were considered in the computation of diluted earnings per share. See Note 12 – Earnings Per Share, to the Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value of CFG shares on April 30, 2005 was estimated to be Australian $10.14 (U.S. $7.90 at April 30, 2005). As of April 30, 2005, approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $25.0 million is reflected as a reduction of additional paid-in capital.

Minority interest
CFG minority interest at April 30, 2004	$—
Sale of subsidiary equity	(150)
Income attributable to minority interest	2,640
Minority interest benefits paid	(161)
Foreign currency translation effect	43
Total	2,372
Value of CFG put at April 30, 2005	29,585
Total CFG minority interest	31,957
Total Pat & Oscar’s minority interest	71
Total minority interest at April 30, 2005	$32,028

Note 16 – Market and Operating Partnerships

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

During fiscal year 2004, the initial investment made by three Equity Partners was offset by operating losses that were allocated to the Equity Partners (resulting from the E.coli incident, see note 17 - E.coli Incident, to Consolidated Financial Statements).  As a result, all losses incurred subsequent to the reduction of an Equity Partner’s investment to zero were allocated to the Company.  During fiscal year 2005, all three

Equity Partnerships covering regional managers were liquidated due to losses that had far exceeded the Equity Partner’s investment. One restaurant level equity partner remained at the end of fiscal 2005; however, the losses from the underlying restaurant had exceeded the equity partner’s investment. As a result, all losses incurred subsequent to the reduction of an Equity Partner’s investment to zero were allocated to the Company. One new Equity Partner interest with the San Diego regional manager was formed after the previous partnership was liquidated based on the updated fair market value of the underlying restaurants covered by the region.  The terms of the new plan are substantially the same as the original plan.  In lieu of obtaining an initial investment in the partnership, a restricted stock grant in Pat & Oscar’s that vests over three years was issued to the Eequity Partner.

Note 17 – E.coli Incident

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants.  Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but seven have been settled. The Company anticipates that all of the remaining claims will be settled by the end of the second quarter of fiscal year 2006.

The costs related to investigating and minimizing the impact of the E.coli incident through the end of the fiscal year ended April 30, 2005 of $0.1 million are reflected in the Company’s Consolidated Statements of Operations.  The Company recorded a gain of $1.6 million related to insurance settlements in connection with Pat & Oscar’s E.coli incident in fiscal year 2005.

Note 18 – Other Current Liabilities

Other current liabilities as of April 30, 2005 and 2004 are as follows (in thousands):

	2005	2004

Accrued payroll	$5,268	$4,570
Accrued vacation	5,396	4,937
Accrued taxes, other than income	5,760	4,340
Accrued self-insurance	5,324	3,503
Accrued and deferred rent	2,518	2,170
Accrued accounting and merger fees	2,512	399
Other	2,852	3,415
Total other current liabilities	$29,630	$23,334

Note 19 – Asset Impairment

Periodically, the Company performs a review of the undiscounted projected cash flows to the carrying amount of the related assets of underperforming stores. Accordingly in fiscal year 2005, the Company recorded asset impairment charges of approximately $3.1 million, of which $0.3 million relates to Sizzler – Domestic segment and $2.8 million relates to Pat & Oscar’s.  In fiscal year 2004 the Company recorded asset impairment charges of approximately $1.8 million, of which $1.3 million relates to Sizzler – Domestic segment and $0.5 million relates to Pat & Oscar’s. The Company recorded asset impairment charges of $1.7 million in fiscal 2003, of which of which $1.4 million relates to Sizzler – Domestic segment, $0.2 million relates to Sizzler – International segment and $0.1 million relates to Pat & Oscar’s.

Note 20 – Restaurant Assets Held for Sale

During fiscal year 2005, the Company continued to implement its strategic decision to grow the Sizzler® brand in the United States primarily through franchising.  As part of the initiative the Company identified Company-owned locations in California that it plans to transition to existing or new franchisees. The Company is also continuing its plan to transition New York area restaurants to existing or new franchisees, or to third parties, and expects this transition to be completed in fiscal year 2006.

Assets related to restaurants held for sale reflected on the consolidated balance sheets relate to two New York area restaurants and three California restaurants for fiscal year 2005. Assets related to restaurants held for sale reflected on the consolidated balance sheets relate to seven New York area restaurants and 11 California restaurants for fiscal year 2004.  Assets related to restaurants held for sale primarily reflect leasehold improvements and restaurant equipment net of impairment charges of $0.6 and $3.1 million in fiscal years 2005 and 2004, respectively.

During fiscal year 2005, the Company sold 10 Sizzler USA restaurants to franchisees and two restaurants to third parties for $2.6 million. In addition, the Company sold one Pat & Oscar’s restaurant in San Diego for $0.4 million. The results of operations of restaurants held for sale or sold have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will only be sold to existing or new franchisees. When the Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchise sales.

The components of the assets related to restaurants held for sale included in the consolidated balance sheets are as follows (in thousands):

	April 30, 2005	April 30, 2004

Inventories	$173	$597
Prepaid expenses	27	174
Property and equipment, net	1,918	4,513
Other	114	133
Assets related to restaurants held for sale	$2,232	$5,417

Note 21 –Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss included in the consolidated balance sheets as of April 30, 2005 and 2004 are as follows (in thousands):

	2005	2004

Foreign currency loss	$7,396	$7,724
Unrealized loss on derivative instruments	—	6
Minimum pension liability	5,982	5,812
Total accumulated other comprehensive loss	$13,378	$13,542

Note 22 – Fourth Quarter Adjustments

During the fourth quarter of fiscal year 2005, the Company recorded a charge of approximately $0.5 million to increase its self-insurance reserve for workers’ compensation and general liability. The increase is due to increased loss development factors based on current market conditions.  During the fourth quarter of fiscal year 2005, the Company recorded a gain of $1.7 million on the sale of land and building on two properties. In addition, the Company increased its reserve for loss contingencies by $0.3 million and incurred $1.6 million in fees related to the proposed merger with PEP. See Note 2 - Merger Agreement, to the Consolidated Financial Statements.

Schedule II - Valuation and Qualifying Accounts

The following is a summary of the activity in valuation and qualifying accounts:

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 30, 2005, 2004, AND 2003

Allowance for Accounts and

Notes Receivable

(In thousands)

	Balance at			Balance
	Beginning			at End of
	of Period	Additions	Deductions	Period

Year ended April 30, 2005	$641	$140	$344	$437

Year ended April 30, 2004	$751	$235	$345	$641

Year ended April 30, 2003	$817	$16	$82	$751

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of its Annual Report on Form 10-K, as of April 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company has concluded that control deficiencies in its internal control over financial reporting as of April 30, 2005 constitute material weaknesses within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2005.

Management’s Report on Internal Control over Financial Reporting

The management of Worldwide Restaurant Concepts, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•              Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, which identified the following material weaknesses in the Company’s internal control over financial reporting:

Control Environment. The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations.  Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) a sufficient number of personnel or appropriate depth of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (“US GAAP”) in its accounting and finance function, (ii) adequate controls over management override, including review of journal entry activity and analysis completed in connection with the financial closing and reporting process, and (iii) adequate monitoring program including adequate testing of its internal control systems and a comprehensive internal audit function.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Evaluation, Documentation and Application of Accounting Policies and Procedures – The Company’s controls for the evaluation, documentation and application of accounting policies and procedures were not designed or operating effectively.  Specifically, during the Company’s fiscal fourth quarter of 2005, it was discovered that the Company’s accounting policies and procedures regarding lease accounting, including the accounting treatment of rent holidays, rent escalations and tenant improvement allowances, had not been applied properly.  During the first quarter of the Company’s 2006 fiscal year, the Company finalized the impact of the items identified and restated its financial statements for the years ended April 30, 2004, 2003 and 2002 and for the first and second quarters of 2005 to present those financial statements in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over the Identification and Accounting for Non-Routine Transactions – The Company’s controls for identifying and properly accounting for non-routine transactions did not operate effectively.  As a result, the Company’s processes did not identify goodwill and other long-lived asset impairments totaling approximately $25 million during its third and fourth quarter of fiscal 2005 financial closing processes.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Income Tax Accounting – The Company’s controls over income tax accounting were not designed or operating effectively.  As a result, a number of adjustments totaling in excess of $2.5 million to the income tax accounts of the Company, including the income tax valuation allowance and deferred income tax amounts, were necessary for the 2005 year-end consolidated financial statements to be presented in conformity with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Self-Insurance Accruals – The Company’s control processes to reasonably estimate and adjust its self-insurance accruals were not operating effectively.  As a result, during its 2005 year-end closing process, adjustments totaling $536,000 were necessary to properly state its self-insurance accruals for workers’ compensation and general liability in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Accounting for Commitments and Contingencies – The Company’s controls over the accounting for commitments and contingencies were not operating effectively.  This resulted in adjustments to the Company’s 2005 year-end accruals totaling $123,000 for outstanding litigation and contingencies for the consolidated financial statements to be presented in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Preparation of Account Analyses, Account Summaries and Account Reconciliations -The following significant deficiencies in the operating effectiveness of controls over the year-end financial closing and reporting process were identified, which were considered a material weakness when aggregated.  Inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the year-end financial closing and reporting process in the areas of accounts receivable, inventory, other current assets, property and equipment and other current liabilities.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Inventory – Deficiencies in operating effectiveness were identified related to the controls over the disbursements made for inventory purchases, including a lack of timely review of supporting documentation to ensure proper safeguarding of assets and propriety of amounts recorded, which were considered a material weaknesses when aggregated.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Payroll Costs – The Company’s controls over store payroll costs were not operating effectively as store managers have both the ability of establishing new employees in the payroll system and approving the time reported by employees for processing, without an appropriate level of compensating controls to safeguard the assets of the Company.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

As a result of these deficiencies, material adjustments were necessary in order to present the 2005 financial statements in accordance with accounting principles generally accepted in the United States.  These adjustments were primarily related to the recorded balances in deferred taxes, property and equipment, goodwill, accrued liabilities, deferred gains, rent and landlord incentives, operating expenses and income taxes.   These deficiencies were concluded to be material weaknesses due to the misstatements identified, the potential for further misstatements as a result of the internal control deficiencies, and the lack of other mitigating controls.  In making this assessment, the Company’s management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because of the material weaknesses described above, management believes that, as of April 30, 2005, the Company’s internal control over financial reporting, as defined by the PCAOB, was not effective.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting which appears below.

The Company anticipates that the planned merger with Pacific Equity Partners (“PEP”) will be consummated shortly after the filing of this 10-K, but no later than the end of the third quarter of calendar year 2005. Furthermore, PEP has indicated its intention to substantially change the financial reporting process, internal controls, and structure of the company after the merger is completed, including relocating the company’s headquarters to Australia, reforming it as an Australian based company, adopting international accounting principles and de-listing the Company from the New York Stock Exchange.  Accordingly, the Company would no longer be subject to the requirements of the Sarbanes-Oxley Act.  However, the company intends to add additional technical and accounting resources during the second fiscal quarter of 2006 to assist in remediating the material weaknesses discussed previously in the event that the merger is not completed as planned.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Worldwide Restaurant Concepts, Inc.
Sherman Oaks, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Worldwide Restaurant Concepts, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:

Control Environment. The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations.  Specifically, the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) a sufficient number of personnel or appropriate depth of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (“US GAAP”) in its accounting and finance function, (ii) adequate controls over management override, including review of journal entry activity and analysis completed in connection with the financial closing and reporting process, and (iii) adequate monitoring program including adequate testing of its internal control systems and a comprehensive internal audit function.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Evaluation, Documentation and Application of Accounting Policies and Procedures – The Company’s controls for the evaluation, documentation and application of accounting policies and procedures were not designed or operating effectively.  Specifically, during the Company’s fiscal fourth quarter of 2005, it was discovered that the Company’s accounting policies and procedures regarding lease accounting, including the accounting treatment of rent holidays, rent escalations and tenant improvement allowances, had not been applied properly.  During the first quarter of the Company’s 2006 fiscal year, the Company finalized the impact of the items identified, which included increases to fixed assets, deferred rent liabilities and accumulated deficit and a decrease to net income, and restated its financial statements for the years ended April 30, 2004, 2003 and 2002 and for the first and second quarters of 2005 to present those financial statements in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over the Identification and Accounting for Non-Routine Transactions – The Company’s controls for identifying and properly accounting for non-routine transactions did not operate effectively.  As a result, the Company’s processes did not identify goodwill and other long-lived asset impairments totaling approximately $25 million during its third and fourth quarter of fiscal 2005 financial closing processes.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Income Tax Accounting – The Company’s controls over income tax accounting were not designed or operating effectively.  As a result, a number of adjustments totaling in excess of $2.5 million to the income tax accounts of the Company, including the income tax valuation allowance and deferred income tax amounts, were necessary for the 2005 year-end consolidated financial statements to be presented in conformity with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Self-Insurance Accruals – The Company’s control processes to reasonably estimate and adjust its self-insurance accruals were not operating effectively.  As a result, during its 2005 year-end closing process, adjustments totaling $536,000 were necessary to properly state its self-insurance accruals for workers’ compensation and general liability in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Accounting for Commitments and Contingencies – The Company’s controls over the accounting for commitments and contingencies were not operating effectively.  This resulted in adjustments to the Company’s 2005 year-end accruals for outstanding litigation and contingencies for the consolidated financial statements to be presented in accordance with US GAAP.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Preparation of Account Analyses, Account Summaries and Account Reconciliations -The following significant deficiencies in the operating effectiveness of controls over the year-end financial closing and reporting process were identified, which were considered a material weakness when aggregated.  Inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the year-end financial closing and reporting process in the areas of accounts receivable, inventory, other current assets, property and equipment and other current liabilities.  Due to (1) the significance of misstatements identified and potential for additional misstatements, and (2) the absence of other mitigating controls; there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Inventory – Deficiencies in operating effectiveness were identified related to the controls over the disbursements made for inventory purchases, including a lack of timely review of supporting documentation to ensure proper safeguarding of assets and propriety of amounts recorded, which were considered a material weaknesses when aggregated.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate Controls over Payroll Costs – The Company’s controls over store payroll costs were not operating effectively as store managers have both the ability of establishing new employees in the payroll system and approving the time reported by employees for processing, without an appropriate level of compensating controls to safeguard the assets of the Company.  Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended April 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended April 30, 2005, of the Company and our report dated August 3, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the entering into a definitive merger agreement with Pacific Equity Partners to acquire all of the outstanding capital stock of the Company.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
August 3, 2005

Item 9B: Other Information

None

PART III

Item 10: Directors and Executive Officers of the Registrant

DIRECTORS

The Board of Directors consists of seven members, divided into three classes.  The term of Class II (consisting of three members) expires at the 2005 Annual Meeting, the term of Class III (consisting of two members) expires at the 2006 Annual Meeting and the term of Class I (consisting of two members) expires at the 2007 Annual Meeting.

Certain information concerning the directors is set forth below:

Name and Age	Present Principal Occupation and Five Year Business Experience

Class I: Term expires in 2007.

Peggy T. Cherng, Ph.D (57)

Director of the Company since June 9, 2003. Chief Executive Officer, Panda Restaurant Group (1996 to present). Director, Children’s Hospital Los Angeles, National Restaurant Association, Methodist Hospital of Southern California, and Member, Board of Visitors, Peter F. Drucker Graduate School of Management, Claremont Graduate University.

Charles F. Smith (72)

Director of the Company since 1995. President of Charles F. Smith & Co., Inc., an investment banking firm (1984 to present). Director, FirstFed Financial Corp., TransOcean Distribution, Ltd. Trustee, St. John’s Hospital Foundation and Marymount High School.

Class II: Term expires in 2005

Charles L. Boppell (63)

President and Chief Executive Officer of the Company since 1999. Director of the Company since 1999. President and Chief Executive Officer of La Salsa Holding Co. (1993-1999). Director, Fresh Choice, Inc.

Phillip D. Matthews (66)

Chairman of the Board of the Company since 1999. Director of the Company since 1997. Lead Director and Chairman of the Executive Committee of Wolverine World Wide, Inc. Chairman of the Board of Wolverine World Wide, Inc. (1993-1996). Director, Washington Mutual, Inc. and Wolverine World Wide, Inc.

Robert A. Muh (67)	Director of the Company since 1997. Chief Executive Officer of Sutter Securities, Inc. (1992-1997, 1998 to the present). Trustee, Massachusetts Institute of Technology and Napa Valley Opera House.

Class III: Term expires in 2006

Barry E. Krantz (60)

Director of the Company since 1997. Restaurant industry consultant since 1995. Consultant to the Company (1996-1999). President and Chief Operating Officer, Family Restaurants, Inc. (1994-1995). Chief Operating Officer, Restaurant Enterprises Group, Inc. (1993-1994). President, Family Restaurant Division of Restaurant Enterprises Group, Inc. (1989-1994). Director, Fresh Choice, Inc. and Gardenburger, Inc. Regional Board Member, Anti-Defamation League

Leonard H. Dreyer (61)

Restaurant industry consultant since 2001. Chairman of the Board (1994-1999), Chief Executive Officer and President (1994-2001) and Executive Vice President and Chief Financial Officer (1990-1994), Marie Callender’s Pies Shops, Inc. Director, Marine Corps Scholarship Foundation, Chairman (1999-2000). University Advancement Foundation, California State University at Fullerton.

Except as otherwise indicated, during the past five years none of the directors has been employed by or has carried on his or her occupation in any corporation or organization which is a parent, subsidiary or other affiliate of the Company.

Leonard H. Dreyer (Chairman), Charles F. Smith, Phillip D. Matthews and Robert A. Muh comprised the Audit Committee.  The Audit Committee met ten times during fiscal year 2005.  The Audit Committee has sole responsibility for the appointment, retention and replacement of the Company’s independent auditors (subject to stockholder ratification), reviews the fee arrangements and scope of the annual audit and considers the comments of the independent auditors with respect to internal accounting controls.  The Audit Committee assists the Board of Directors in reviewing and monitoring the financial statements of the Company and its compliance with legal and regulatory requirements.  At each meeting, the Audit Committee meets separately with the independent auditors.  The Board of Directors considers Mr. Dreyer, Mr. Smith, Mr. Matthews and Mr. Muh to be “independent” within the meaning of Sections 303.01(B)(2)(a) and (3) of the NYSE’s listing standards.  All members are “financially literate” under the NYSE’s listing standards, and the Board has determined that all four members possess such accounting or related financial management expertise as to be considered an “audit committee financial expert” under the SEC’s rules.

Section 16(b) Beneficial Ownership Reporting Compliance

The Company is required to identify any director, officer or beneficial owner of in excess of 10% of the Common Stock who failed to timely file with the SEC a required report relating to ownership and changes in ownership of the Company’s equity securities. Based solely on the Company’s review of Forms 3, 4 and 5 furnished to it during or with respect to fiscal 2005, all such persons complied with such applicable filing requirements during fiscal 2005.

Information required by this item with respect to the Company’s executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant” as of June 30, 2005.

The Company has adopted a written code of ethics that applies to our senior financial officers including Chief Executive Officer, Chief Financial Officer, Controller and other financial executives.  This code of ethics is filed as Exhibit 14.1 to this report on Form 10-K.

Item 11: Executive Compensation

Summary Compensation Table

				Long Term
				Compensation
Name and Principal Position		Annual Compensation(1)		Restricted Stock Awards	Securities Underlying Options	All Other Compensation
at May 1, 2005	Year	Salary($)	Bonus($)(2)	($)	(#)	($)(3)

Charles L. Boppell	2005	415,000	109,000	—	—	—
Chief Executive Officer and	2004	415,000	—	—	37,500	—
Director	2003	400,000	284,000	—	75,000	—

Kevin W. Perkins	2005	299,000	676,000	—	—	—
Chief Executive Officer/	2004	299,000	187,000	—	—	—
International Division	2003	227,000	172,000	—	—	—

Kenneth Cole	2005	297,000	137,000	—	—	—
Chief Executive Officer	2004	297,000	—	—	40,000	—
Sizzler USA	2003	286,000	114,000	—	60,000	—

A. Keith Wall	2005	187,000	81,000	—	—	—
Vice President and	2004	187,000	—	—	30,000	—
Chief Financial Officer	2003	182,000	64,000	—	40,000	—

Michael B. Green	2005	190,000	82,000	—	—	—
Vice President/General Counsel	2004	185,000	—	—	24,000	—
and Secretary	2003	170,000	51,000	—	25,000	—

John Wright (4)	2005	250,000	38,000	—	15,000	—
Chief Executive Officer	2004	77,000	—	—	—	—
Pat & Oscar’s

(1)   In addition to salary and bonus, certain of the named executives may receive other annual compensation in the form of automobile allowance and cost reimbursement, reimbursements for legal and tax assistance, and executive medical plan costs. For fiscal 2003, 2004 and 2005, no such items of other annual compensation exceeded the lesser of $50,000 or 10% of total salary and bonus for any named executive.

(2)   Bonuses are attributed to the fiscal year with respect to which they are earned rather than paid.

(3)   Certain executive officers receive the benefit of life insurance provided by the Company. For fiscal 2003, 2004 and 2005, the cost of premiums did not exceed $2,000 for any named executive officer.

(4)   Mr. Wright received an initial signing bonus of $103,000 in fiscal 2004 that included relocation costs.

Option Grants in the Last Fiscal Year

The following table sets forth grants of options to purchase shares of the Company’s Common Stock during the fiscal year ended April 30, 2005 to the executive officers named in the Summary Compensation Table:

	INDIVIDUAL GRANTS
Name	Number of Securities Underlying Options Granted(#) (1)	% of Total Options Granted to Employees in Fiscal Year(%)	Exercise or Base Price ($/SH) (2)	Expiration Date	Grant Date Present Value ($)(3)
John Wright	15,000	13.3%	3.25	06/17/14	28,000

(1)   Incentive stock options granted pursuant to the Company’s 1997 Employee Stock Incentive Plan. The options become exercisable in equal amounts in each of the three years after the date of grant. The 1997 Employee Stock Incentive Plan has provisions relating to the impact of a change of control, death, disability, retirement and termination of employment on the exercisability of options.

(2)   Based on the market price per share for the Company’s Common Stock as of June 17, 2004.

(3)   In accordance with rules of the SEC, the Company used the Black-Scholes option-pricing model to estimate the present value as of the grant date of the option. The Company cannot predict or estimate the future price of its Common Stock, and no option pricing model, including the Black-Scholes model, can accurately determine the value of an option. Accordingly, the Company can make no assurance that the value realized by the officer, if any, will be at or near the value estimated in accordance with the Black-Scholes model. The assumptions that the Company used for the valuation include: 64.8 % price volatility, 3.4% weighted average risk-free rate of return, 0.0% dividend yield, and a single option exercise at the end of five years. The Company made no adjustment for non-transferability or risk of forfeiture.

FISCAL 2005 YEAR-END OPTION VALUE TABLE

The following table sets forth the number of all unexercised options and the aggregate dollar value of all unexercised “in-the-money” options held by the executive officers named in the Summary Compensation Table as of the end of fiscal 2005.  On April 29, 2005, the final trading day of the fiscal year, the closing sale price on the NYSE of a share of the Company’s Common Stock was $6.29.  The value of the unexercised, in-the-money options held by such officers was based on the closing sale price minus the relevant exercise price.  There were no options exercised by such officers during fiscal 2005.

Fiscal 2005 Year-End Option Value Table

	Number of		Value of
	Shares Subject		Unexercised In-
	to Unexercised		the-Money
	Options at		Options at
	April 30, 2005		April 30, 2005
Name	Exercisable	Non-exercisable	Exercisable	Non-exercisable

Charles L. Boppell	1,062,500	50,000	$4,295,000	$202,000
Kevin W. Perkins	120,000	—	432,000	—
Kenneth Cole	203,333	46,667	864,000	198,000
A. Keith Wall	121,666	33,334	564,000	155,000
Michael B. Green	103,000	26,000	429,000	108,000
John Wright	16,670	48,330	57,000	166,000

	1,627,169	204,331	$6,641,000	$829,000

Executive Supplemental Benefit Plan

During fiscal 2005, the Company maintained an Executive Supplemental Benefit Plan (“SERP”) for eleven former eligible employees. Under the SERP, the normal retirement date is the later of the participant’s sixty-fifth birthday or the date the participant achieves 10 years of service under the SERP. Participants who retire at the normal retirement date are entitled to receive 65% of the average for their three highest years of earnings, comprised of base salary and standard bonus, but excluding any other cash bonus or form of remuneration, during the last five years of employment, reduced by 50% of the participant’s primary social security benefit and by the annuitized value of the participant’s account balance under the profit sharing portion of the Company’s Employee Savings Plan. Such benefits are payable as a life and survivor annuity. Participants who retire between the ages of 55 and 65 and who have completed 15 years of service under the SERP are entitled to receive reduced benefits based on age and the number of years of service completed.  During fiscal 2003, the Company terminated the SERP, except with regard to the eleven former eligible employees who currently are participants and receiving benefits.

Employment Agreement

The Company is a party to an Employment Agreement with Charles L. Boppell, its Chief Executive Officer. The agreement, entered into on February 8, 1999, sets forth Mr. Boppell’s position and responsibilities with the Company. Under the agreement, Mr. Boppell was to receive a minimum annual base salary of $350,000 over the term of the agreement. In fiscal 2001, Mr. Boppell’s salary was increased to $370,000 and remained at that amount for fiscal 2002. In fiscal 2003, Mr. Boppell’s salary was increased to $400,000, and in fiscal 2004 Mr. Boppell’s salary was increased to $415,000. The agreement entitled Mr. Boppell to participation in the Management Incentive Plan or other bonus program, disability benefits, and other fringe benefits and perquisites generally available to executive officers of the Company. The agreement expired on February 7, 2004, at which time the Company and Mr. Boppell executed an amendment, which provided for one-year extensions on a year-to-year basis.  At least ninety days prior to the end of each contract year (February 7th), Mr. Boppell and the Company are to decide whether to continue the agreement for another contract year.  In the event that the Company determines not to continue the agreement and extend Mr. Boppell’s employment for another year for any reason other than “Cause” as defined therein, Mr. Boppell will be entitled to receive as severance one year’s base salary plus one year’s performance bonus based upon the average performance bonus actually received during the last two fiscal years and payment for one year’s COBRA premiums for the executive medical and dental plans then in effect, payable monthly on a prorated basis for one year.  In the event that Mr. Boppell determines not to continue the agreement and desires to terminate his employment at the end of the contract year, Mr. Boppell and the Company will enter into a one-year consulting agreement with total compensation computed in accordance with the terms as set forth above.

Under the agreement, the Company may terminate Mr. Boppell’s employment for cause. “For Cause” is defined to include the executive’s (a) breach of his covenants contained in the agreement, (b) entry of a plea of guilty or nolo contendere for any crime involving moral turpitude or any felony punishable by imprisonment or his conviction of any such offense, (c) commission of any act of fraud related to his duties, and (d) willful misconduct, dishonesty or gross negligence in performance of his duties.

In connection with the employment agreement, the Company granted to Mr. Boppell an option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $2.19 a share. The option vested and became exercisable at the rate of 200,000 shares per year in each of fiscal 2000, 2001, 2002, 2003 and 2004.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

As of July 1, 2005, according to filings with the Securities and Exchange Commission (“SEC”) and to the best knowledge of the Company, the following persons are the beneficial owners of more than 5% of the outstanding shares of the Common Stock of the Company:

Name and Address	Amount and Nature of Beneficial Ownership(1)		Percent Of Class(2)

James A. Collins	3,119,611	(3)	11.2%
6101 West Centinela Avenue
Culver City, CA 90230

Dimensional Fund Advisors Inc (“DFAI”) (4) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,253,570		8.1%

Eliot Rose Asset Management LLC and Gary S. Siperstein (“Eliot”) 10 Weybosset St., Suite 401 Providence, RI 02903	2,224,300	(5)	8.0%

Prides Capital Partners, LLC (“Prides”)	2,047,950	(6)	7.3%
200 High Street, Suite 700
Boston, MA 02110

Asamara, LLC	1,674,200		6.0%
415 South Boston, 9th Floor
Tulsa, OK 74103

(1)   Unless otherwise indicated, possesses sole voting and dispositive power for all shares of Common Stock the beneficial ownership of which is ascribed.

(2)   In accordance with rules of the SEC, percentages were calculated on the basis of the amount of outstanding shares, excluding shares held by or for the account of the Company, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(3)   Does not include 254,483 shares of Common Stock held by an independent trustee for the benefit of Mr. Collins’ adult children, as to which shares Mr. Collins disclaims beneficial ownership.

(4)   DFAI and its affiliates disclaim beneficial ownership of any Common Stock. According to their SEC filings, DFAI and its affiliates may be deemed to be beneficial owners of the shares as a result of serving as investment adviser and investment manager of various portfolios.

(5)   According to its SEC filings, Eliot lacks sole voting or dispositive power with respect to all of the shares of Common Stock, and possesses shared voting power with respect to none of the shares and shared dispositive power with respect to 2,224,300 shares.  Eliot is a registered investment adviser whose clients (none of whom has more than 5% of the outstanding shares of the Common Stock) have the right to receive, or the power to direct the receipt of, dividends and the proceeds of the sale of the shares.

(6)   According to its SEC filings, Prides lacks sole voting and shared voting power with respect to all of the shares of Common Stock.  Prides’ principal business is acting as general partner for an investment partnership and providing investing advisory services.

The following table sets forth certain information regarding the equity securities of the Company beneficially owned by each director of the Company, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group, on April 30, 2005.

Name	Amount and Nature Of Beneficial Ownership of Common Stock(1)(2)	Percent of Class(3)
Directors

Phillip D. Matthews	216,350	*
Charles L. Boppell	1,295,900	4.2%
Peggy T. Cherng	10,364	*
Leonard H. Dreyer	13,136	*
Barry E. Krantz	79,388	*
Robert A. Muh	226,226	*
Charles F. Smith	279,685	*

Executive Officers not also Directors

A. Keith Wall (age 52)	145,000	*
Kenneth Cole (age 51)	239,366	*
Michael B. Green (age 59)	144,500	*
Kevin W. Perkins (age 53)	455,830	1.5%
John Wright (age 57)	21,670	*

All Directors and Executive Officers as a Group (15 persons)	3,289,290	10.7%

*  Less than one percent (1%) of class.

(1)   Possesses sole voting and investment power.

(2)   Includes shares issuable pursuant to options exercisable within 60 days of May 1, 2005 in the following amounts: Mr. Boppell — 37,500 shares, Ms. Cherng – 2,228 shares, and all directors and executive officers as a group — 144,770 shares.  Shares issuable pursuant to all options exercisable after May 1, 2005: Mr. Matthews — 138,118 shares, Mr. Boppell — 1,112,500 shares, Ms. Cherng – 15,093 shares, Mr. Dreyer – 24,921 shares, Mr. Krantz — 54,845 shares, Mr. Muh — 166,054 shares, Mr. Smith — 172,167 shares, and all directors and executive officers as a group — 2,609,323 shares.

(3)   In accordance with rules of the SEC, percentages were calculated on the basis of the amount of outstanding shares, excluding shares held by or for the account of the Company, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

FISCAL 2005 YEAR-END EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,228,000	$2.25	1,593,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,228,000	$2.25	1,593,000

There are no equity compensation plans of the Company, under which equity securities of the Company are authorized for issuance, that have not been approved by the stockholders.

Item 13: Certain Relationships and Related Transactions

The Company has an employment agreement with its Chief Executive Officer. (See Item 11, “Executive Compensation — Employment Agreement.”)

As a material consideration for his employment as President/CEO of Sizzler USA, on October 15, 2001 Sizzler USA extended an unsecured, non-interest-bearing loan in the amount of $200,000 to Kenneth Cole.  The proceeds of the loan were to be used to pay two promissory notes executed by Mr. Cole in favor of his former employer as payment for shares of stock of his former employer purchased by Mr. Cole.  During fiscal 2005 it was determined that Mr. Cole’s former employer was insolvent and under the terms of the loan agreement Sizzler USA began forgiving the loan over a five-year period that ends April 30, 2009.  Should Mr. Cole cease being employed by Sizzler USA, any deficiency remaining will become immediately due and payable.  The unamortized loan balance was $160,000 as of the end of fiscal 2005.

The Company entered into an agreement for services dated November 24, 2003 with one of its directors, Barry Krantz.  Under the agreement Mr. Krantz provided consulting services in connection with Pat & Oscar’s first television campaign. The engagement had a maximum term of six months and total compensation payable thereunder of $30,000.  During fiscal 2004, Mr. Krantz was paid a total of $16,000 under the agreement.  There were no payments made to Mr. Krantz in fiscal 2005.

Item 14: Principal Accountant Fees and Services

Deloitte & Touche LLP served as the Company’s independent auditors for the fiscal year ended April 30, 2005.   The following summarizes billings to the Company by Deloitte and Touche LLP.

Principal Accountant Fees and Services (in thousands):

	2005	2004
Audit	$1,658	$341
Audit-Related	150	—
Tax	95	230
Other	—	11
Total	$1,903	$582

Audit Fees for fiscal 2005 and fiscal 2004 were for professional services rendered for the audit of the Consolidated Financial Statements of the Company included in its Form 10-K and reviews of financial statements included in its Form 10-Q’s, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees. This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to the Company’s proposed merger transaction and consultations concerning financial accounting and reporting standards.

Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.

Other Fees for services for fiscal 2005 and 2004 relate to any services not included in the first three categories and specifically related to the Pat & Oscar’s market and operating partner programs, the Australian Management Group deal and sale-leaseback transactions.

The independent auditors are appointed annually by the Audit Committee (subject to stockholder ratification).  In making its approval, the Audit Committee reviews both the audit scope and estimated audit fees for the coming year.

The Audit Committee is required to preapprove all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to de minimis exceptions for non-audit services described in section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15: Exhibits and Financial Statement Schedules.

(a) Listing of financial statements:

(1)           Financial Statements:

Selected Quarterly Financial Data (Unaudited)

Report Of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Worldwide Restaurant Concepts, Inc. and Subsidiaries as of April 30, 2005 and 2004

Consolidated Statements of Operations of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2005

Consolidated Statements of Stockholders’ Equity of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2005

Consolidated Statements of Cash Flows of Worldwide Restaurant Concepts, Inc. and Subsidiaries for each of the three years in the period ended April 30, 2005

Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules:

II.            Valuation and Qualifying Accounts

All Other Financial Statement Schedules are omitted because they are not applicable or the required information is show in the consolidated financial statements or note thereto. See Item 8 “Financial Statements and Supplementary Data.”

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

4.1

First Amendment to the Rights Agreement dated April 30, 2002 between the Registrant and American Stock Transfer and Trust Company, incorporated herein by reference to Exhibit to Registrant’s Form 8-A/A filed May 25, 2005.

4.2

Second Amendment to the Rights Agreement dated May 10, 2005 between the Registrant and American Stock Transfer and Trust Company, incorporated herein by reference to Exhibit 4.01 to Registrant’s Form 8-K filed May 11, 2005.

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

10.56

Agreement and Plan of Merger dated April 28, 2005 by and among the Registrant, Aus Bidco Pty Limited and US Mergeco, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrants Form 8-K filed April 29, 2005.

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

**These certifications are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section. These certifications will not be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2005	WORLDWIDE RESTAURANT CONCEPTS, INC.

By: /s/ Charles L. Boppell
Charles L. Boppell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles L. Boppell	President, Chief	August 3, 2005
Charles L. Boppell	Executive Officer and
Director

/s/ Barry E. Krantz	Director	August 3, 2005
Barry E. Krantz

/s/ Phillip D. Matthews	Chairman of the Board	August 3, 2005
Phillip D. Matthews	and Director

/s/ Robert A. Muh	Director	August 3, 2005
Robert A. Muh

/s/ Charles F. Smith	Director	August 3, 2005
Charles F. Smith

/s/ Peggy Cherng	Director	August 3, 2005
Peggy Cherng

/s/ Leonard H. Dreyer	Director	August 3, 2005
Leonard H. Dreyer

/s/ A. Keith Wall	Vice President and	August 3, 2005
A. Keith Wall	Chief Financial Officer
(principal financial and
accounting officer)

/s/ Mary E. Arnold	Vice President and Controller	August 3, 2005
Mary E. Arnold