Form 10-Q
period 2005-07-24
WORLDWIDE RESTAURANT CONCEPTS INC
filed 2005-09-16
CIK 870760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2005

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 9, 2005
Common Stock $0.01 Par Value	27,883,531 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	July 24, 2005	April 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$36,232	$34,379
Restricted cash	5,341	5,330
Receivables, net of an allowance of $451 at July 24, 2005 and $437 at April 30, 2005	3,933	2,760
Inventories	5,477	5,670
Deferred income taxes	5,485	5,485
Prepaid expenses and other current assets	3,522	4,371
Assets related to restaurants held for sale	2,232	2,232

Total current assets	62,222	60,227

Property and equipment, net	67,190	68,729
Long-term notes receivable, net (including $151 related party receivables at July 24, 2005 and $160 at April 30, 2005)	1,426	1,460
Deferred income taxes	6,971	7,192
Goodwill	1,723	1,723
Intangible assets, net of accumulated amortization of $1,354 at July 24, 2005 and $1,322 at April 30, 2005	2,223	2,278
Other assets	536	925

Total assets	$142,291	$142,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	July 24, 2005	April 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,021	$7,077
Accounts payable	17,590	16,426
Other current liabilities	27,849	29,630
Income taxes payable	3,831	4,327

Total current liabilities	56,291	57,460

Long-term debt, net of current portion	6,461	7,496
Deferred gains, rent and landlord incentives	18,602	18,917
Pension liability	13,668	13,817

Total liabilities	95,022	97,690

Minority interest	32,533	32,028
Commitments and contingencies
Stockholders’ Equity:
Preferred, authorized 1,000 shares, $5 par value; no shares issued or outstanding	—	—
Common, authorized 50,000 shares, $0.01 par value; issued and outstanding 29,880 and 27,880 shares and 29,880 and 27,880 shares at July 24, 2005 and April 30, 2005, respectively	299	299
Additional paid-in capital	256,238	256,066
Accumulated deficit	(224,176)	(226,036)
Treasury stock, 2,000 shares at July 24, 2005 and at April 30, 2005, at cost	(4,135)	(4,135)
Accumulated other comprehensive loss	(13,490)	(13,378)

Total stockholders’ equity	14,736	12,816

Total liabilities and stockholders’ equity	$142,291	$142,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE WEEKS ENDED JULY 24, 2005 AND JULY 25, 2004

(Unaudited)

(In thousands, except per share data)

	July 24, 2005	July 25, 2004
Revenues
Restaurant sales, net	$84,038	$79,874
Franchise revenues	2,292	2,078

Total revenues	86,330	81,952

Costs, expenses and other
Cost of sales (excluding depreciation and amortization reflected below)	28,768	27,618
Labor and related expenses	22,077	21,596
Other operating expenses	20,006	20,153
Depreciation and amortization	2,799	2,805
General and administrative expenses	8,184	7,077

Total operating costs, expenses and other	81,834	79,249

Operating income	4,496	2,703

Interest expense	292	734
Investment income, net	186	124

Income before income taxes and minority interest	4,390	2,093
Provision for income taxes	1,822	1,164
Minority interest expense	708	440

Net income	$1,860	$489

Basic earnings per share	$0.07	$0.02

Diluted earnings per share	$0.06	$0.02

Weighted average common shares outstanding:
Basic	27,880	27,485
Diluted	29,977	28,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE WEEKS ENDED JULY 24, 2005 AND JULY 25, 2004

(Unaudited)

(in thousands)

	July 24, 2005	July 25, 2004
OPERATING ACTIVITIES
Net income	$1,860	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,799	2,805
Deferred income taxes	221	107
Allowance for bad debts	32	34
Loss on sale of assets	—	16
Amortization of deferred revenue	(396)	(275)
Asset write downs and retirements	39	138
Income attributable to minority interest	708	440
Other	(83)	26
Changes in operating assets and liabilities:
Receivables	(1,801)	59
Inventories	140	259
Prepaid expenses and other assets	1,776	138
Accounts payable and other current liabilities	1,691	1,880
Accrued liabilities	(2,151)	(2,633)
Income taxes payable	(436)	(709)

Net cash provided by operating activities	4,399	2,774

INVESTING ACTIVITIES
Additions to property and equipment	(1,302)	(3,863)
Proceeds from sale of assets	—	260
Increase in restricted cash	(11)	(1,368)
Other, net	95	83

Net cash used in investing activities	(1,218)	(4,888)

FINANCING ACTIVITIES
Repayment of long-term debt	(1,158)	(4,475)
Sale of equity in subsidiary	—	4,642
Distributions to minority partners	(53)	—
Exercise of stock options	22	148

Net cash (used in) provided by financing activities	(1,189)	315

Effect of foreign exchange on cash and cash equivalents	(139)	(152)

Net increase (decrease) in cash and cash equivalents	1,853	(1,951)

Cash and cash equivalents at beginning of period	34,379	24,755

Cash and cash equivalents at end of period	$36,232	$22,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

FOR THE TWELVE WEEKS ENDED JULY 24, 2005 AND JULY 25, 2004

(Unaudited)

(in thousands)

	July 24, 2005	July 25, 2004
Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$188	$597
Income taxes	2,172	1,744
Non-Cash Investing and Financing Transactions
Revaluation of Minority Interest	$150	$(13,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

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

The information for the twelve weeks ended July 24, 2005 and July 25, 2004 has not been audited by independent registered public accountants, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures included in these condensed consolidated financial statements are adequate to make the information not misleading. The results of operations for the periods presented should not necessarily be considered indicative of operations for the full year. The results of operations of restaurants that are held for sale have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the substantial majority of such restaurants will be sold to existing or new franchisees. When a Company-owned restaurant converts to a franchise the Company receives a royalty income that is based on franchisee sales. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2005 Annual Report on Form 10-K as filed with the SEC.

Inventory consists of various foodstuffs and supplies used in the Company’s restaurant operations.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to April 30. In a fifty-two week fiscal year, the first, second and fourth fiscal quarters include 12 weeks of operations whereas the third fiscal quarter includes 16 weeks of operations. The prior and current fiscal years include fifty-two weeks.

2.	Merger Agreement:

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

Upon completion of the transaction, the affiliates of PEP will own 100% of the outstanding capital stock of Worldwide Restaurant Concepts, Inc. and the stock of Worldwide Restaurant Concepts, Inc. will no longer be traded publicly. Members of the Australian Management Group (“AMG”) currently own shares of capital stock of Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. These persons have been offered an option to exchange such shares of CFG for a combination of shares of affiliates of PEP and cash.

The transaction is subject to the approval of the Company’s stockholders, as well as customary closing conditions, including receipt of regulatory approvals and certain third party consents, including, but not limited to, the approval by YUM! Brands, Inc. of the transfer of franchise agreements for the Company’s KFC® restaurants in Australia, and receipt by PEP of debt financing required to complete the transaction. On August 22, 2005 the Company filed with the SEC its definitive proxy statement seeking stockholder approval for the merger. The Company has scheduled a special meeting of its stockholders at 10 a.m. on September 21, 2005 to vote on the merger. The Company anticipates the transaction will be completed in late September, assuming that stockholder approval is obtained. For additional information, refer to the definitive proxy statement filed with SEC on Form 14A on August 22, 2005.

The merger agreement provides for an $8.4 million termination fee that would be payable by the Company to PEP if the merger agreement is terminated under any of the following circumstances: 1) termination by WRC concurrently with its acceptance of a superior takeover proposal; 2) termination by either the Company or PEP following a vote of the Company’s stockholders in which the stockholders do not approve the merger; or 3) termination by PEP if the Company’s Board of Directors or any committee of the Board withdraws or adversely modifies the merger agreement. In addition, under certain other circumstances WRC would be required to reimburse PEP for its out-of-pocket expenses relating to the merger up to a maximum of $5.6 million. Under no circumstances will WRC be required to both pay a termination fee and reimburse PEP for its expenses.

3.	Stock-Based Compensation:

The Company uses the intrinsic value method of accounting for stock options granted to employees as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accordingly does not recognize compensation expense if the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of the grant. Had the Company applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share data):

	Twelve weeks ended
	July 24, 2005	July 25, 2004
Net income	$1,860	$489
Add: Total stock-based employee compensation expense included in reported earnings, net of related tax effects	22	20
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(312)	(558)

Pro forma basic net income	$1,570	$(49)

Deduct: Income attributed to AMG options dilution (see Note 9)	—	(4)

Pro forma diluted net income	$1,570	$(53)

Earnings per share:
Basic, as reported	$0.07	$0.02
Basic, pro forma	$0.06	$0.00
Diluted, as reported	$0.06	$0.02
Diluted, pro forma	$0.05	$0.00

4.	Segment Information:

Substantially all of the Company’s revenues result from the sale of menu items at restaurants operated by the Company or generated from franchise activity. The Company’s reportable segments are based on geographic area and product brand. Sizzler Domestic consists of all USA and Latin America Sizzler® restaurant and franchise operations. Sizzler International consists of all other Sizzler® restaurant and franchise operations. KFC consists of KFC® franchise restaurants in Australia. Pat & Oscar’s consists of operations of the Pat & Oscar’s® restaurant and related catering functions. Corporate and other includes any items not included in the reportable segments listed above. The effects of all inter-company transactions are eliminated when computing revenues, operating income (loss) and identifiable assets.

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

	Twelve weeks ended
	July 24, 2005	July 25, 2004
Revenues (in thousands):
Sizzler - Domestic (including Latin America)	$19,770	$22,011
Pat & Oscar’s	11,757	11,867
Sizzler - International	15,260	12,825
KFC	39,543	35,249

Total revenues	$86,330	$81,952

Operating income (loss) (in thousands):
Sizzler - Domestic (including Latin America)	$2,281	$1,497
Pat & Oscar’s	(204)	(1,080)
Sizzler - International	709	116
KFC	4,794	3,598
Corporate and other	(3,084)	(1,428)

Total operating income	$4,496	$2,703

Reconciliation to net income (in thousands):
Total operating income	$4,496	$2,703
Interest expense	292	734
Investment income, net	186	124

Income before income taxes and minority interest	4,390	2,093
Provision for income taxes	1,822	1,164
Minority interest expense	708	440

Net income	$1,860	$489

The Company’s revenues from external customers and long-lived assets by geographic areas are as follows (in thousands):

	Twelve weeks ended
	July 24, 2005	July 25, 2004
Revenues from external customers:
Domestic (including Latin America)	$31,527	$33,878
International	54,803	48,074

Total revenues	$86,330	$81,952

	July 24, 2005	April, 30 2005
Long-lived assets:
Domestic (including Latin America)	$41,947	$42,698
International	29,725	30,957

	$71,672	$73,655

5.	Goodwill and Intangible Assets:

The Company has established its reporting units based on its current reporting structure and all recognized assets, liabilities and goodwill have been assigned to these reporting units. Goodwill primarily relates to the Sizzler USA reporting unit. Goodwill is tested annually for impairment during the second quarter or more frequently as events may warrant. There was no impairment loss recorded during the quarters ended July 24, 2005 and July 25, 2004. The following sets forth the intangible assets by major asset class (in thousands):

	July 24, 2005	April 30, 2005	Weighted Average Amortization Period (years)
Franchise rights	$1,863	$1,895	12
Trademarks	1,663	1,654	30
Other intangibles	51	51	indefinite

Total intangibles	3,577	3,600
Accumulated amortization - franchise rights	(945)	(933)
Accumulated amortization - trademarks	(409)	(389)

Total accumulated amortization	(1,354)	(1,322)

Net intangibles	$2,223	$2,278

Trademarks consist of costs to register new trademarks and defend existing trademarks. Amortization expense related to intangible assets was $50,000 for the quarter ended July 24, 2005 and is expected to be approximately $190,000 in each of the next five fiscal years. Amortization expense related to intangible assets was $40,000 for the quarter ended July 25, 2004.

6.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Twelve weeks ended
(In thousands, except EPS)	July 24, 2005	July 25, 2004
Numerator for basic EPS - Net income	$1,860	$489
Income attributed to AMG options dilution (see Note 9)	—	(4)

Numerator for diluted EPS - Net income	$1,860	$485

Denominator for basic EPS - weighted average shares of common stock outstanding	27,880	27,485
Effect of dilutive stock options	2,097	1,047

Denominator for diluted EPS - adjusted weighted average shares outstanding	29,977	28,532

Basic earnings per share	$0.07	$0.02

Diluted earning per share	$0.06	$0.02

Antidilutive options not included in computation of diluted EPS	—	1,415

7.	Commitments and Contingencies:

The Company is subject to various commitments and contingencies as follows:

The Company self-insures a significant portion of its workers compensation, general liability and health insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. The Company, therefore, estimates the potential obligation for liabilities that have been reported and those that have been incurred but not yet reported based upon historical data and experience, and uses an outside consulting firm to assist the Company in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in either the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results. The workers’ compensation and general liability policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 24, 2005, the Company has letters of credit totaling $5.0 million for this purpose, which are secured by a corresponding amount of restricted cash.

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

Litigation

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. The following is a summary of the more significant cases pending against the Company:

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

On October 7, 2003, the Company was notified by various health department officials that Pat & Oscar’s was the focal point of an investigation into an outbreak of E.coli at certain of its restaurants. Health officials focused their investigation on the lettuce that was supplied to the restaurants by Gold Coast and Family Tree. Out of approximately 45 claims, all but seven have been settled. The Company anticipates that all of the remaining claims will be settled in fiscal year 2006.

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement and General Release with two of the lettuce suppliers involved in the 2003 E.coli incident and their insurers. Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident. The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims, including claims that have been paid by the Company to date, arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows.

8.	Employee Benefit Plans

The Company’s terminated supplemental executive retirement plan (“SERP”) covers 11 former employees and is accounted for under SFAS No. 87 “Employers’ Accounting for Pensions.” The components of net periodic benefit cost for the twelve weeks ended July 24, 2005 and July 25, 2004, are as follows (in thousands):

	Twelve weeks ended
	July 24, 2005	July 25, 2004
Pension Plan:
Interest cost	$146	$154
Recognized net actuarial loss	56	51

Net periodic benefit cost	$202	$205

9.	Minority Interest and Australian Management Transaction

Minority interest liability is attributable to the collective ownership interests of the minority shareholders of the Company’s Pat & Oscars and Collins Foods Group subsidiaries.

In accordance with the Company’s stock option plan for its AMG, at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. During the second quarter of fiscal year 2005, an additional 23,000 options were exercised and the remaining 49,000 options expired. During the third quarter of fiscal year 2005, the Company re-purchased 40,000 shares from certain AMG members and with this share repurchase and the expiration of certain options the AMG owns approximately 18.9 percent of CFG as of July 24, 2005. No changes in CFG ownership occurred in the fourth quarter of fiscal year 2005 and first quarter of fiscal year 2006. Net income for the first quarter of fiscal year 2006 reflects minority interest of $0.7 million compared to $0.4 million in the first quarter of fiscal year 2005.

The CFG options were considered in the computation of diluted earnings per share for the first quarter of fiscal year 2005. See Note 6 – Earnings Per Share, to the Condensed Consolidated Financial Statements.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value per share of CFG shares on July 24, 2005 was estimated to be Australian $10.48 (U.S. $8.02 at July 24, 2005). As of July 24, 2005, approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $24.9 million is reflected as a reduction of additional paid-in capital. The following table sets forth the changes in carrying amount of minority interest for the quarter ended July 24, 2005 (in thousands):

Minority interest
CFG minority interest at April 30, 2005	$2,372
Income attributable to minority interest	667
Foreign currency translation effect	(16)

Total	3,023
Value of CFG put	29,450

Total CFG minority interest	32,473
Total Pat & Oscar’s minority interest	60

Total minority interest at July 24, 2005	$32,533

10.	Restaurant Assets Held for Sale

Restaurant assets held for sale reflected on the Condensed Consolidated Balance Sheets as of July 24, 2005 include two New York area restaurants and three California restaurants. The results of operations of restaurants held for sale or sold have not been reflected as discontinued operations in the accompanying financial statements as it is contemplated that the restaurants will be sold to existing or new franchisees. When the Company-owned restaurant converts to a franchise, the Company receives royalty income that is based on franchise sales.

11.	Comprehensive Income:

Comprehensive income for the twelve weeks ended July 24, 2005 and July 25, 2004, is as follows (in thousands):

	Twelve weeks ended
	July 24, 2005	July 25, 2004
Net income	$1,860	$489
Foreign currency translation adjustments	(168)	86
Change in fair value of derivative instrument, net of tax	—	5
Amortization of pension liability, net of tax	56	51

Total comprehensive income	$1,748	$631

12.	New Accounting Standards:

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning May 1, 2006. The Company currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with the Company’s current policy, the adoption of EITF 05-6 will not have an impact on its financial position, results of operations or cash flows.

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

Upon completion of the transaction, the affiliates of PEP will own 100% of the outstanding capital stock of Worldwide Restaurant Concepts, Inc. and the stock of Worldwide Restaurant Concepts, Inc. will no longer be traded publicly. Members of the Australian Management Group (“AMG”) currently own shares of capital stock of Collins Foods Group (“CFG”), the Company’s Australian subsidiary managing the Sizzler® and KFC® restaurants in Australia. These persons have been offered an option to exchange such shares of CFG for a combination of shares of affiliates of PEP and cash.

The transaction is subject to the approval of the Company’s stockholders, as well as customary closing conditions, including receipt of regulatory approvals and certain third party consents, including, but not limited to, the approval by YUM! Brands, Inc. of the transfer of franchise agreements for the Company’s KFC® restaurants in Australia, and receipt by PEP of debt financing required to complete the transaction. On August 22, 2005 the Company filed with the SEC its definitive proxy statement seeking stockholder approval for the merger. The Company has scheduled a special meeting of its stockholders at 10 a.m. on September 21, 2005 to vote on the merger. The Company anticipates the transaction will be completed in late September, assuming that stockholder approval is obtained. For additional information, refer to the definitive proxy statement filed with SEC on Form 14A on August 22, 2005.

The merger agreement provides for an $8.4 million termination fee that would be payable by the Company to PEP if the merger agreement is terminated under any of the following circumstances: 1) termination by WRC concurrently with its acceptance of a superior takeover proposal; 2) termination by either the Company or PEP following a vote of the Company’s stockholders in which the stockholders do not approve the merger; or 3) termination by PEP if the Company’s Board of Directors or any committee of the Board withdraws or adversely modifies the merger agreement. In addition, under certain other circumstances WRC would be required to reimburse PEP for its out-of-pocket expenses relating to the merger up to a maximum of $5.6 million. Under no circumstances will WRC be required to both pay a termination fee and reimburse PEP for its expenses.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income, of the Company expressed as a percentage of total revenues. Percentages may not add due to rounding.

	Twelve Weeks Ended
	July 24, 2005	July 25, 2004
	%	%
Revenues
Restaurant sales, net	97.3	97.5
Franchise revenues	2.7	2.5

Total revenues	100.0	100.0

Costs, expenses and other
Cost of sales (excluding depreciation and amortization reflected below)	33.3	33.7
Labor and related expenses	25.6	26.4
Other operating expenses	23.2	24.6
Depreciation and amortization	3.2	3.4
General and administrative expenses	9.5	8.6

Total operating costs, expenses and other	94.8	96.7

Operating income	5.2	3.3

Interest expense	0.3	0.9
Investment income	0.2	0.2

Income before income taxes and minority interest	5.1	2.7
Provision for income taxes	2.1	1.4
Minority interest expense	0.8	0.5

Net income	2.2	0.8

RESULTS OF OPERATIONS FOR THE TWELVE WEEKS ENDED JULY 24, 2005 VERSUS JULY 25, 2004

CONSOLIDATED OPERATIONS

Company-operated restaurant sales and franchised restaurant revenues, including franchise fees and royalties, represent the Company’s primary sources of revenue. Consolidated revenues for the quarter ended July 24, 2005 were $86.3 million compared to $82.0 million for the quarter ended July 25, 2004, an increase of $4.3 million or 5.3 percent. The increase is due to a $6.7 million increase in revenues from the international divisions partially offset by declines of approximately $2.3 million in the domestic divisions. The international division increase was due to an 8.0 percent increase in the average Australian dollar exchange rate that represents approximately $4.1 million in revenues, along with same store sales increases from KFC and Sizzler International. These increases were partially offset by a decrease in domestic revenues. Sizzler Domestic division revenues were lower due to having 11 fewer Company-owned restaurants open (of which seven were converted to franchise operations) partially offset by an increase in same store sales at Company-operated restaurants. Pat & Oscar’s revenues decreased due to having two fewer Pat & Oscar’s® restaurants open partially offset by increase in same store sales.

The following table shows the change from the prior year in same store sales for all restaurants open more than 15 months calculated in local currencies:

	FY 2005				FY 2006
	QTR 1	QTR 2	QTR 3	QTR 4	QTR 1
SIZZLER
Sizzler Domestic Company-owned	-2.2%	-1.4%	1.0%	13.0%	9.2%
Sizzler International Company-owned	8.0%	10.1%	7.1%	6.1%	10.0%
KFC	7.7%	6.6%	6.8%	5.6%	4.5%
PAT & OSCAR’S	-12.1%	-1.3%	11.0%	3.2%	3.9%

Consolidated operating expenses for the quarter ended July 24, 2005 were $81.8 million compared to $79.2 million for the quarter ended July 25, 2004, an increase of $2.6 million or 3.3 percent. The increase is primarily due to an 8.0 percent increase in the average Australian dollar exchange rate that represents $3.7 million of the increase and increased sales volumes from the Company’s international operations. The increase was partially offset due to having fewer restaurants operating domestically in the current quarter compared to the same period in the prior year.

Interest expense was $0.3 million for the quarter ended July 24, 2005 compared to $0.7 million for the quarter ended July 25, 2004, a decrease of $0.4 million or 60.2 percent due to lower debt balances. Interest expense includes interest on the Company’s debt with Westpac Banking Corporation in Australia (“Westpac”). Net investment income was $0.2 million in the current quarter compared to $0.1 million in the same period of the prior year, an increase of $0.1 million primarily due to higher cash balances and increasing interest rates.

In the first quarter of fiscal year 2005, the AMG group exercised options to purchase 18.9 percent of the Company’s subsidiary, Collins Food Group (“CFG”). Minority interest of $0.7 million primarily represents their share of CFG’s net earnings (see Note 9 – Minority Interest and Australia Management Transaction, to the Condensed Consolidated Financial Statements). In addition, an amount of less than $0.1 million of minority interest expense represents the portion of the Company’s net earnings or losses that are attributable to the market or operating partnership equity interests of minority shareholders in the Company’s subsidiary, Pat & Oscar’s. Pat & Oscar’s has a partnership equity plan under which it may enter into partnership agreements with its regional managers or general managers. As of July 24, 2005, Pat & Oscar’s had one market partnership agreement with one regional manager covering 10 restaurants. There was one operating partnership agreement with one restaurant general manager.

The provision for income taxes has been computed based on management’s estimate of the annual effective income tax rate applied to income before taxes and was $1.8 million in the current quarter compared to $1.2 million in the same period of the prior year, an increase of $0.6 million. The increase is primarily due to higher income from the Company’s international division which does not benefit from the domestic net operating loss carryforward. The effective tax rate decreased to 41.5 percent from 55.6 percent compared to same period of the prior year. The decrease in the effective tax is the result of lower relative amount of pretax income being subject to tax during the fiscal quarter ended July 24, 2005.

DOMESTIC SIZZLER OPERATIONS

Total revenues for the quarter ended July 24, 2005 were $19.8 million compared to $22.0 million for the quarter ended July 25, 2004, a decrease of $2.2 million or 10.2 percent. Restaurant sales for the current quarter were $17.9 million compared to $20.3 million in the same period of the prior year. The restaurant sales decrease is due to a reduction of Company-owned locations when compared to the prior year partially offset by an increase in same store sales of 9.2 percent associated with successful promotions and newly remodeled facilities in several locations. The Company has several initiatives in place to continue increasing sales including television advertising programs, new menu items and a customer feedback system. There were 43 Company-operated Sizzler® restaurants as of July 24, 2005 and 54 as of July 25, 2004. Since the first quarter of last year, the Company closed four locations due to unprofitable operations and sold seven locations to franchisees. From time to time, the Company may sell Company-operated restaurants to its franchisees or third parties, acquire restaurants from its franchisees, close existing restaurants or open new restaurants in accordance with the Company’s strategic objectives.

Franchise revenue was $1.9 million in the current quarter compared to $1.7 million in the same period of the prior year, an increase of $0.2 million or 7.5 percent. Franchise revenues were produced by 191 franchised Sizzler® restaurants, including 16 in Latin America as of July 24, 2005 compared to 186 franchised Sizzler® restaurants, including

15 in Latin America as of July 25, 2004. Since the first quarter of last year, three new franchise locations opened, seven Company-owned locations were converted to franchises and five locations were closed.

Prime costs, which include cost of sales (food) and labor, were $11.3 million in the current quarter compared to $13.2 million in the same period of the prior year, a decrease of $1.9 million. Prime costs decreased to 63.3 percent of net restaurant sales compared to 64.9 percent in the same period of the prior year. The decrease in prime cost percentage is primarily a result of lower labor percentages due to tighter operating controls and higher productivity resulting from higher same store sales.

Other operating expenses were $4.3 million for the current quarter compared to $5.5 million for the same period of the prior year, a decrease of $1.2 million or 20.8 percent. This decrease is primarily due to lower operating costs associated with operating fewer restaurants.

Management is continuing to implement its plan to enhance the Sizzler® concept as an affordable, quick-casual dining concept offering a selection of grilled steak, chicken, seafood, pastas, sandwiches and specialty “Sizzling” platters as well as a salad bar with a selection of fresh fruit, soups and appetizers served in a casual dining environment at prices that are a good value. As part of the enhancement, the Company is continuing to test and implement various new entreès, side-dishes and re-designed menu boards that are accompanied by new marketing programs. The Company is substantially complete with its remodel program that includes an exterior upgrade featuring a stone portico, awnings and additional lighting. The new interior remodel features softer yellow and golden wood-tone finishes, contemporary lighting and a more open floor plan, cook line and order area. As of July 24, 2005, seven Company-operated locations were not remodeled.

PAT & OSCAR’S OPERATIONS

Pat & Oscar’s revenues were $11.8 million for the quarter ended July 24, 2005 compared to $11.9 million in the same period of the prior year, a decrease of $0.1 million or 0.9 percent. Sales reflect 21 restaurants operating during the current quarter compared to 23 restaurants in the same period of the prior year. The decrease in revenues is due to fewer restaurants operating in the current fiscal year compared to prior year partially offset by increased same store sales of 3.9 percent evidencing continued recovery from an E.coli incident that occurred in fiscal year 2004. The Company has several initiatives underway that are designed to increase brand awareness of the Pat & Oscar’s concept in new markets and grow customer counts in existing markets. The initiatives include cable television, print media and e-mail campaigns that offer coupons and discounts, local marketing programs and a catering sales force.

Prime costs, which include cost of sales (food and paper) and labor, were $7.1 million in the current quarter compared to $7.5 million in the same period of the prior year. Prime costs decreased to 60.0 percent of net sales compared to 63.6 percent in the same period of the prior year. The decrease in the prime cost percentage is due to lower food costs primarily associated with improved controls and increased sales of higher margin products. Labor costs as a percentage of sales were also lower due to higher productivity resulting from higher same store sales.

Other operating expenses amounted to $3.5 million for the current quarter compared to $3.9 million for the same period in the prior year, a decrease of $0.4 million or 11.0 percent primarily due to changing to marketing initiatives that have a lower cost and to having two fewer restaurants operating.

INTERNATIONAL SIZZLER OPERATIONS

Total revenues for the quarter ended July 24, 2005 were $15.2 million compared to $12.8 million for the quarter ended July 25, 2004, an increase of $2.4 million or 19.0 percent. This increase was driven by an 10.0 percent increase in same store sales for company-owned restaurants and an 8.0 percent increase in the average Australian dollar exchange rate. The increase in same store sales is due to increased customer counts associated with successful marketing promotions and a higher average guest check due in part to a price increase. Restaurant sales for the current quarter were $14.8 million compared to $12.5 million in the same period of the prior year, produced by 29 restaurants operating during the current quarter and comparable prior year quarter. Franchise revenues were $0.4 million in the current quarter compared to $0.3 million in the same period of the prior year, an increase of $0.1 million or 24.2 percent primarily due to increased exchanged rates and to having more franchised locations. Franchise revenues were produced by two joint venture restaurants and 45 international franchised Sizzler® locations, compared to two joint venture restaurants and 38 international franchised locations in the same period of the prior year. Since the first quarter of last year, the Company opened seven franchised locations. International franchised restaurants are located in Japan, Taiwan, Thailand, South Korea, Singapore and China.

Prime costs were $9.8 million in the current quarter compared to $8.2 million in the same period of the prior year. Prime costs, which include cost of sales (food) and labor, decreased to 66.0 percent of sales compared to 66.1 percent in the same period of the prior year. Prime costs as a percent of sales decreased due to lower food cost percentage resulting from menu price increases implemented since the first quarter of fiscal year 2005 that passed on to customers wage and certain commodity price increases. The decrease was partially offset by higher labor costs associated with higher hourly wages.

Other operating expenses were $3.4 million for the current quarter compared to $3.0 million for the same period of the prior year, an increase of $0.4 million or 14.7 percent primarily due to a higher average Australian dollar exchange rate and to costs necessary to support increased sales levels.

Management is continuing to reposition the Sizzler® concept in Australia by implementing the upgraded food quality and cooking methods consistent with those implemented in the Company’s domestic operations. The Company has temporarily halted plans to roll out an interior remodel pending completion of the merger with PEP (see Note 2 – Merger Agreement, to the Condensed Consolidated Financial Statements).

KFC OPERATIONS

Revenues for the quarter ended July 24, 2005 were $39.5 million compared to $35.2 million for the quarter ended July 25, 2004, an increase of $4.3 million or 12.2 percent. This increase is due to a 4.5 percent increase in same store sales and an 8.0 percent increase in the average Australian dollar exchange rate. The same store sales increase was driven by successful marketing promotions featuring various snacks combined with family value offerings. The increase is also attributed to an increase in the average guest check due to menu price increases and customer trade-ups to large value meals. Sales reflect 112 restaurants operating during the current quarter and comparable prior year quarter.

Prime costs were $22.7 million in the current quarter compared to $20.3 million in the same period of the prior year. Prime costs, which include cost of sales (food and paper) and labor, decreased to 57.3 percent of sales compared to 57.5 percent for the same period of the prior year. The prime cost percent of sales decreased due to lower labor and food costs as a percent of sales, primarily resulting from menu price increases.

Other operating expenses were $9.2 million for the current quarter compared to $8.0 million for the same period of the prior year, an increase of $1.2 million or 13.9 percent. The increase was primarily due to a higher average Australian dollar exchange rate and costs necessary to support the increased sales levels.

Management is continuing its facilities upgrade program in accordance with the terms of the merger agreement with Pacific Equity Partners (“PEP”). During the current quarter, the Company completed two remodels. The timing and extent of future remodels are subject to the terms of the merger agreement (see Note 2 – Merger Agreement, to the Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management believes that the critical accounting policies discussed under the caption “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2005, which discussion is hereby incorporated by reference herein, remain appropriate.

CONTRACTUAL OBLIGATIONS

Management believes that there have not been any material changes to the Company’s contractual obligations since those disclosed on the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company’s principal source of liquidity is cash flows from operations, which was $4.4 million for the first quarter of fiscal year 2006 compared to $2.8 million for the same period of the prior year. The increase is due to a net increase in net income adjusted for depreciation and amortization expense and other non-cash items of $1.4 million and to a net decrease in cash used by operating assets and liabilities of $0.2 million.

The Company’s working capital at July 24, 2005 was $5.9 million including cash, cash equivalents and restricted cash totaling $41.6 million, of which $13.8 million was held by the Company’s International division. In addition, the Company self-insures a significant portion of its workers’ compensation, general liability and health insurance plans. The workers’ compensation and general liability insurance policies require the Company to set aside cash reserves sufficient to fund existing and estimated future claims. As of July 24, 2005, the Company has letters of credit totaling $5.0 million for this purpose, which are supported by a corresponding amount of restricted cash. In addition, the Company has restricted cash related to employee benefits. At April 30, 2005, the Company had working capital of $2.8 million. The increase in working capital is primarily due to cash provided by operations partially offset by funds expended for remodel programs and pay down of debt. The Company’s current ratio was 1.1 at July 24, 2005 and 1.0 at April 30, 2005.

Based on current operations and anticipated sales and franchise growth, management believes that cash and cash equivalents and cash flow from operations will be sufficient to meet all of the Company’s current debt service requirements, capital expenditure requirements and working capital needs for at least the next 12 months. Changes in operating plans, changes in expansion plans, lower than anticipated sales, increased expenses, non-compliance with debt covenants, economic deterioration or other events may cause the Company to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on the Company’s business, financial position and results of operations.

Capital Expenditures

Capital expenditures were $1.3 million for the quarter ended July 24, 2005, which were for remodels and improvements of existing restaurants and improvements across all divisions.

On April 28, 2005, the Company announced that it had entered into a definitive merger agreement with affiliates of an Australian private equity firm, PEP, pursuant to which PEP and its affiliates agreed to acquire all of the outstanding capital stock of the Company. See Note 2 – Merger Agreement, to the Condensed Consolidated Financial Statements. As part of the merger agreement, the Company has committed to limit capital expenditures, excepting certain remodels of KFC® restaurants, to $0.5 million during the pendency of this transaction; therefore all plans to expand the Company’s operations through additional capital investment are in abeyance pending the outcome of the transaction.

Debt

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $30.6 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.6 percent at July 24, 2005), plus a 2.3 percent margin. At July 24, 2005, the Company’s unpaid principal balance on the Credit Facility was approximately $8.2 million ($10.7 million in Australian dollars).

Capital lease and mortgage obligations were $5.3 million at July 24, 2005.

The Company is in compliance with all debt covenants and restrictions as of July 24, 2005 and expects to be in compliance for the foreseeable future.

Australian Management Options

In accordance with the Company’s stock option plan for its Australian Management Group (“AMG”), at the end of the first quarter of fiscal year 2005, 4,064,000 options representing 19.0 percent of common stock of CFG were exercised by the AMG. During the second quarter of fiscal year 2005, an additional 23,000 options were exercised and the remaining 49,000 options expired. During the third quarter of fiscal year 2005, the Company re-purchased 40,000 shares from certain AMG members and with this share repurchase and the expiration of certain options the AMG owns approximately 18.9 percent of Collins Food Group (“CFG”) as of July 24, 2005. No changes in CFG ownership occurred in the fourth quarter of fiscal year 2005 and first quarter of fiscal year 2006. Net income for the first quarter of fiscal year 2006 reflects minority interest of $0.7 million compared to $0.4 million in the first quarter of fiscal year 2005.

The AMG shareholder’s agreement includes a put option whereby the AMG members may sell their CFG shares back to the Company at fair market value on a cumulative basis at the rate of 1/6th of the shares per year commencing August 20, 2003. The agreement further provides that the AMG members may sell or transfer their shares of CFG among themselves, subject to a first right of refusal, held by WRC, to purchase 1/3rd of any such shares traded. In addition, WRC will have the right to buy the AMG shares from any terminated AMG member. In accordance with Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” the Company has classified the CFG minority interest outside of stockholders’ equity at its fair value as of the balance sheet date. The fair market value per share of CFG shares on July 24, 2005 was estimated to be Australian $10.48 (U.S. $8.02 at July 24, 2005). As of July 24, 2005, approximately $4.5 million was received by the Company for exercised stock options. The difference between the fair value of the minority interest over its carrying value of $24.9 million is reflected as a reduction of additional paid-in capital.

Consolidated Variable Interest Entities

The Company consolidates the results of four domestic Sizzler cooperative advertising funds that are variable interest entities (“VIE’s”). The cooperative advertising funds consist of the Sizzler National Advertising Fund and three local advertising cooperative funds. The advertising funds create and administer the Company’s advertising programs for domestic Company-operated and franchised restaurants. Each of the funds is a separate non-profit association with all the proceeds segregated and managed by a third-party bookkeeping company. The group of funds has been reported in the Company’s condensed consolidated balance sheets as of July 24, 2005 and April 30, 2005, on a net basis, and is included within current assets and current liabilities. The funds are reported as of the latest practicable date, which is July 24, 2005. The advertising funds administer and disburse funds for creative and marketing media for the domestic Company-operated and franchised restaurants. The VIE’s had no impact on the Company’s Condensed Consolidated Statements of Income. There are no cooperative advertising funds for the Sizzler International division.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning May 1, 2006. The Company currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with the Company’s current policy, the adoption of EITF 05-6 will not have an impact on its financial position, results of operations or cash flows.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following market risks: interest rate risk, foreign currency exchange rate risk and commodity price risk. Management believes that the market risk associated with our market risk sensitive instruments as of July 24, 2005 is the same as described Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, which description is hereby incorporated by reference herein, except as follows:

Interest rate risk

The Company has a credit facility (“Credit Facility”) with Westpac Banking Corporation in Australia (“Westpac”). The Credit Facility is subject to certain financial covenants and restrictions such as interest coverage ratios, profitability ratios and others which management believes are customary for a loan of this type. The maximum principal commitment under the Credit Facility is $30.6 million ($40.0 million in Australian dollars) and was drawn down in full in fiscal year 2004. The debt is collateralized by the Company’s Australian subsidiaries’ assets, undertakings, intellectual property, unlimited cross-guarantees and certain negative pledge agreements. The Credit Facility provides for a five-year term expiring July 31, 2008 at an interest rate equal to the Australia inter-bank borrowing bid rate (5.6 percent at July 24, 2005), plus a 2.3 percent margin. At July 24, 2005 the Company’s unpaid principal balance on the Credit Facility was approximately $8.2 million ($10.7 million in Australian dollars).

To hedge the Company’s exposure to interest rate increases on this loan, the Company is party to an interest rate cap contract that prevents the Company’s interest rate (excluding margin) from exceeding 5.7 percent, in which case the Company would receive the difference between the contract rate and the actual interest rate. At July 24, 2005, the notional amount of the interest rate cap was approximately $1.8 million ($2.3 million in Australian dollars), which covered approximately 21.9 percent of the loan principal outstanding and expires on January 1, 2006. At July 24, 2005 the fair value of the interest rate cap contract is zero.

In addition, the Company is party to an interest rate swap contract to convert part of its variable interest exposure to a fixed rate of 5.7 percent (excluding margin). At July 24, 2005, the notional amount of the interest rate swap covered was approximately $1.8 million ($2.3 million in Australian dollars), which covered approximately 21.9 percent of the loan principal outstanding and expires on January 1, 2006. At July 24, 2005 the fair value of the interest rate cap contract is zero.

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

a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 24, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control and Remediation of Material Weaknesses

As reported in Item 9A of our Annual Report on Form 10-K as of April 30, 2005, the Company concluded that its internal controls over financial reporting were not effective as of the end of the period covered by that report. That conclusion resulted from the existence of deficiencies in our internal control associated with the Company’s control environment, its evaluation, documentation and application of accounting policies and procedures, the identification and accounting for non-routine transactions, income tax accounting, self-insurance accruals, commitments and contingencies, preparation of account analyses, account summaries and account reconciliations, inventory and payroll costs. These deficiencies constituted material weaknesses in the Company’s internal control.

The above internal control weaknesses were not remediated in the first quarter of fiscal year 2006 because the Company anticipates that the planned merger with Pacific Equity Partners (“PEP”) will be consummated no later than September 30, 2005. Furthermore, PEP has indicated its intention to substantially change the financial reporting process, internal controls, and structure of the Company after the merger is completed, including relocating the company’s headquarters to Australia, reforming it as an Australian-based company, adopting international accounting principles and de-listing the Company from the New York Stock Exchange. Accordingly, the Company would no longer be subject to the requirements of the Sarbanes-Oxley Act. However, the Company intends to add additional technical and accounting resources during the second fiscal quarter of 2006 to assist in remediating the material weaknesses discussed previously, in the event that the merger is not completed as planned.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document may constitute forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Such statements are based upon information, expectations, estimates, and projections regarding the Company, and the industry and markets in which the Company operates, and management’s assumptions and beliefs relating thereto. Words such as “will,” “plan,” “expect,” “anticipated,” “remain,” “intend,” “estimate,” “approximate,” variations thereof, and similar expressions are intended to identify such statements as forward-looking statements. These statements speak only as of the date on which they are made, are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict or verify. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in such forward-looking statements. These statements may include, but are not limited to, statements regarding: (a) anticipated consummation of planed merger with PEP; (b) the continuing of the repositioning program to a quick casual concept to enhance the Sizzler® brand in the U.S.; (c) the possibility that six Sizzler® locations in the United States will either be closed or sold to franchisees or third parties; (d) the continuing of the repositioning of the Sizzler® concept in Australia; (e) the absence of a material adverse impact on the Company or its financial position, results of operations or cash flows from any of the legal and/or other contingencies reported herein; (f) the absence of a long-term material adverse impact on the Company’s financial position, results of operations or cash flows arising from the San Diego area E.coli incident; (g) the sufficiency of the Company’s cash flow from operations to meet its debt service and working capital requirements; and (h) estimates of the Company future capital expenditures and whether any future borrowings will be required.

The Company cautions that these statements are qualified by important factors that could cause results to differ materially from those reflected in the forward-looking statements contained herein. Such factors include, but are not limited to: (a) the Company’s ability to satisfy the stockholder approval and other conditions to closing the planned merger with PEP; (b) the extent to which the Company continues to consider new U.S. Sizzler® marketing and menu programs to be a successful means of repositioning the concept to quick casual while increasing sales and improving customer service; (c) the Company’s ability to implement upgraded food quality and cooking methods in Sizzler® restaurants in Australia; (d) Pat & Oscar’s ability to reverse the sale declines in its Pat & Oscar’s® restaurants attributable to the San Diego area E.coli incident; (e) the Company’s ability to manage effectively its costs and expenses and legal contingencies and meet all of its debt service requirements and working capital needs; and (f) other risks and factors as detailed from time to time in the Company’s SEC reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. Readers should take these factors into account in evaluating any such forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required to do so by applicable securities laws.

WORLDWIDE RESTAURANT CONCEPTS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. The following is a summary of the more significant cases pending against the Company:

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

On November 30, 2004, the Company filed a Form 8-K in which it announced it had entered into a Settlement Agreement and General Release with two of the lettuce suppliers involved in the 2003 E.coli incident and their insurers. Under the terms of the agreement, the two insurers paid to the Company a total of $5.0 million in exchange for an assumption by the Company of all liabilities of the two distributors for pending bodily injury claims that arose in connection with the E.coli incident, as well as an agreement by the Company to indemnify and defend the two distributors from any such claim subsequently arising out of this incident. The Company believes that the $5.0 million settlement amount will be sufficient to cover the Company’s liability relating to all pending bodily injury claims, including claims that have been paid by the Company to date, arising out of the E.coli incident, and any future claims, should they arise. Accordingly, the Company does not believe that the resolution of these cases or the claims of any other individuals who became ill as a result of the alleged E.coli incident at Pat & Oscar’s will have any material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 6:	EXHIBITS

Exhibits:

3.1	Bylaws of Registrant, as amended April 23, 2003, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-K report for fiscal year ended April 30, 2003.

31.1	Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**Certification by Charles L. Boppell, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**Certification by A. Keith Wall, Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section. These certifications will not be deemed to be incorporated by reference in any filings under the Securities Act of 1933 or the Securities Act of 1934, except to the extent that the registrants specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Worldwide Restaurant Concepts, Inc. Registrant

Date: September 16, 2005	/s/ Charles L. Boppell
Charles L. Boppell
President, Chief Executive Officer and Director

Date: September 16, 2005	/s/ A. Keith Wall
A. Keith Wall
Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Date: September 16, 2005	/s/ Mary E. Arnold
Mary E. Arnold
Vice President and Controller